Form 10-K
period 2001-12-31
WARREN RESOURCES INC
filed 2002-04-15
CIK 892986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-33275

                              Warren Resources Inc.
             (Exact name of registrant as specified in its charter)

          New York                                           11-3024080
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification
                                                          Number)

                   489 Fifth Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 697-9660

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant as of April 10, 2002: There is no publicly quoted market value for the registrant's voting Common Stock

     As of April 10, 2002, there were 17,537,579 shares of the registrant's voting Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                              WARREN RESOURCES INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                 PART I                                                                                     Page
                                                                                                           ----
                 Items 1        Business and Properties                                                      3
                 and
                 2:
                                                                                                            27
                 Item 3:        Legal Proceedings

                 Item 4:        Submission of Matters to a Vote of Security Holders                         28

                 PART II

                 Item 5:        Market for Registrant's Common Equity and Related Stockholder Matters       28

                 Item 6:        Selected Consolidated Financial Data                                        29

                 Item 7:        Management's Discussion and Analysis of Financial Condition and Results     30
                                of Operations

                 Item 7A:       Quantitative and Qualitative Disclosures About Market Risk                  39

                 Item 8:        Financial Statements and Supplementary Data                                 53

                 Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial   53
                                Disclosure

                 PART III

                 Item 10:       Directors and Executive Officers of the Registrant                          53

                 Item 11:       Executive Compensation                                                      57

                 Item 12:       Security Ownership of Certain Beneficial Owners and Management              64

                 Item 13:       Certain Relationships and Related Transactions                              66


                 PART IV

                 Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K            67

                             ----------------------

     Warren's logo is a trademark or service mark of Warren. Other trademarks or service marks appearing herein are the property of their respective holders.

                             ----------------------

     As used in this document, "Warren," "we," "us," and "our" refer to Warren Resources Inc. and its subsidiaries. The term "Pedco" refers to our wholly owned subsidiary Petroleum Development Corporation and its subsidiaries. The term "Pinnacle" refers to our formerly wholly owned subsidiary CJS Pinnacle Petroleum Services, LLC.

                             ----------------------

     For abbreviations or definitions of certain terms used in the oil and gas industry and in this registration statement, please refer to the section entitled "Glossary of Oil and Gas Terms" beginning on page 24.

                                     PART I

     The statements contained in this annual report on Form 10-K that are not historical are "forward-looking statements," as that term is defined in Section 21E of the Exchange Act, that involve a number of risks and uncertainties. Forward-looking statements use forward-looking terms such as "believe," "expect," "may," "intend," "will," "project," "budget," "should," "anticipate" or other similar words. These statements discuss forward-looking information such as:

          o    anticipated capital expenditures and budgets;

          o    future cash flows and borrowings;

          o    pursuit   of   potential    future    acquisition   or   drilling
               opportunities;

          o    sources of funding for exploration and development;

          o    estimated oil and gas reserves;

          o    market conditions in the oil and gas industry; and

          o    the   anticipated   outcome  of  litigation  and  the  impact  of
               governmental regulations.

     These forward-looking statements are based on assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks, including the risks described under "Risk Factors" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, and actual operations and results may differ materially from those expressed in this Form 10-K. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this registration statement. We will not update these forward-looking statements unless the securities laws require us to do so.

Items 1 and 2:   Business and Properties

Overview

     We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas and oil reserves. We own natural gas and oil interests in approximately 428,103 gross (201,868 net) acres. Less than 3% of our net acreage has been developed. We are an active developer of coalbed methane natural gas in the Rocky Mountain region. We own natural gas and oil interests in approximately 204,184 gross (175,036 net) acres in Rocky Mountain areas where there is significant coalbed methane drilling activity. Of this acreage, we own or have under contract natural gas and oil interests in approximately 175,821 gross (152,010 net) acres in the Washakie Basin, which comprises approximately the southeast third of the Greater Green River Basin in Wyoming. Based on the results of a 21 well test program conducted in the Washakie Basin during 2000, we recently commenced a significant exploratory and development drilling program in this basin with approximately 165 drill sites initially identified. Our remaining coalbed methane acreage is located in the Powder River Basin of Wyoming and Montana, where we have drilled 123 wells, of which 117 wells are currently producing. Additionally, we own natural gas and oil interests in properties in east Texas and in the Los Angeles Basin of California that we are developing primarily through directional and horizontal drilling.

     Our principal source of funding for exploration, development and production activities has been privately placed drilling programs that we sponsor and manage. Since 1992, we have sponsored 29 drilling programs that have raised approximately $217 million. We acquire acreage, develop drilling prospects and manage the drilling activity in which our drilling program investors participate. We contribute acreage to the drilling programs and pay all tangible drilling costs, while the other investors in the drilling programs pay all intangible drilling costs. Petroleum Development Corporation, a New Mexico corporation, or "Pedco," our wholly owned subsidiary, typically contracts with the drilling programs to conduct drilling services on a turnkey, fixed-price basis. Under such contracts, the drilling programs pay a specific price to Pedco, based on the depth of the well, for each well drilled regardless of the actual amount of time, materials and expenses required by Pedco to drill the well. Other than the interest we hold in our drilling programs on an indirect basis, we have not retained any direct interest in the wells drilled for the account of our drilling programs.

     All of our natural gas and oil drilling, completion, production and land operations are conducted through Pedco. Pedco was formed on March 26, 1973. Pedco is based in Albuquerque, New Mexico with regional offices in Gillette, Wyoming and Beeville, Texas. Some of Pedco's operations are undertaken through its wholly owned subsidiary, Pedeco, Inc., a Texas corporation.

     At December 31, 2001, we had estimated net proved reserves of 53.4 Bcfe. We own approximately 27% of these reserves through our interest in the drilling programs we manage and 73% directly. Based on average prices on that date of $1.76 per Mcf of natural gas and $13.87 per Bbl of oil, the PV-10 value of these proved reserves was approximately $20 million. At December 31, 2001, our drilling programs had 59.2 Bcfe of estimated proved reserves with a PV-10 value of $35 million, not including our interests in these programs.

     As of December 31, 2001, we had interests in 207 producing wells and were the operator of 64% of these wells. As of the same date, the daily gross production of these wells was 33.8 Mmcfe, of which 12.8 Mmcfe was attributable to Warren and its drilling programs. Although Warren was entitled to a percentage of production, historically, due to production subordination agreements with our drilling programs, substantially all production was allocated to investors in our drilling programs. Commencing July 1, 2001, 25% of new production from interests in wells owned by the drilling programs formed in 1999 and subsequent years will be directly allocated to Warren pursuant to governing agreements with our drilling programs.

     Our exploration and development is focused on:

          o    coalbed methane in Wyoming and Montana;

          o    waterflood  redevelopment  in the Wilmington Field in California;
               and

          o horizontal and vertical drilling in Texas, New Mexico and the Rocky Mountain region.

     We have significant operational experience in drilling and producing coalbed methane and in designing and drilling directional and horizontal wells. Specifically, we have drilled over 150 coalbed methane wells in the Powder River and Washakie Basins since commencing such operations in 1995. We have also managed full scale field development of several areas in the Powder River Basin. Additionally, we have drilled more than 120 horizontal wells covering approximately 20 different geological formations in many of the major domestic producing basins. The executives who manage our natural gas and oil operations have extensive experience in drilling, completion and production activities. We believe our experience with highly specialized drilling and completion operations allows us to more efficiently develop our existing property base and better evaluate new opportunities. For more information about the experience and background of our executives and significant employees see "Item 10-Directors and Executive Officers."

Current Developments

     In mid-February 2002, our work-over drilling subsidiary, CJS Pinnacle Petroleum Services, LLC, completed the sale of substantially all of its assets to Basic Energy Services, Inc. of Midland Texas for total consideration of $4.2 million, consisting of $3.7 million in cash plus up to $500,000 of credits with Basic over a 36 month period for future workover, completion, swabbing, plugging and abandonment or related well services. This credit is to be provided at Basic's rate schedule and prices in effect at the time, and is limited to $25,000 credit per month, plus during the last 18 months of the contract a 50% discount for services in excess of $25,000 per month. Pinnacle also provided Basic with a non-competition agreement for three years within a 200 mile radius of Beeville, Texas and Artesia, New Mexico.

Coalbed Methane Properties

Coalbed Methane Compared to Traditional Natural Gas

     The primary component of commercial natural gas is methane. Methane can also be found in coal deposits, as it is created by the same biological and geological forces that transform organic material into coal. Methane is stored in coal seams in four different ways:

          o as free gas trapped within the pore spaces and natural fractures of the coal;

          o    as dissolved gas in the water within the coal seam;

          o    as absorbed gas on the surface of the coal; and

          o as absorbed gas held within the molecular structure of the coal itself.

     Methane stored in coal deposits by all four of these methods is released upon the removal of water from coal seams. The removal of water reduces the amount of pressure on free and dissolved gas in the coal allowing it to be produced. As a result, coalbed methane wells typically produce significant amounts of water when they are first drilled, often for the first one or two years of a generally projected eight to fifteen year life of these wells. During this de-watering phase, water production typically decreases while gas production typically increases. After this initial production phase, gas production typically declines over the remaining producing life of the wells.

     While traditional natural gas wells and coalbed methane wells require largely the same infrastructure and produce the same end product, coalbed methane production differs from traditional natural gas production in the following ways:

          o Other than dehydration and compression, coalbed methane typically needs no other processing after extraction prior to entering a pipeline, reducing production costs;

          o Although certain structural features such as fractures enhance production of coalbed methane, such structural features are generally not necessary for production, making the discovery of coalbed methane reserves less expensive;

          o Methane bearing coals exist at much shallower depths than the formations that traditionally contain natural gas, allowing coalbed methane to be produced from shallower wells using more readily available equipment, such as water well rigs, thereby reducing drilling costs; and

          o Since the location of coal seams is typically known through prior mining activity or from data provided by existing wells drilled to deeper formations, extensive geophysical or seismic data is not required to drill a coalbed methane well.

     It should be noted that coalbed methane reservoirs require a cleat system to be productive. Cleats are formed during the coalification process and provide the path for the methane to travel to the wellbore. The size and number of the cleats determines the permeability and productubility of the coalbed reservoir. It is possible that an adequate cleat system may not develop.

Our Coalbed Methane Operations

     We have two primary areas of operations in the Rocky Mountain region. The primary drilling season in these areas runs from May through November to January due to weather and environmental considerations. While most of our drilling activity to date has occurred in the Powder River Basin, most of our acreage is located in the Washakie Basin. Our ownership in this acreage is held principally through working interest leaseholds. Since 1995, we have been operating in the Powder River Basin of Wyoming and Montana and have drilled 123 coalbed methane wells in three fields in the Powder River Basin, all of which we operate. As of December 31, 2001, the average daily production from these three fields was 9.2 Mmcf per day, of which 7.2 Mmcf was attributable to us and our drilling programs. As of December 31, 2001, we held leases covering approximately 28,363 gross (23,026 net) acres in the Powder River Basin with proved coalbed methane reserves of 1.4 Bcfe attributable to our interest, or approximately 3% of our net proved reserves.

     In the second half of 1999, we began acquiring acreage in the Washakie Basin, which is a portion of the greater Green River Basin in south-central Wyoming. Our acreage position in the Washakie Basin has grown through a series of transactions to approximately 175,821 gross (152,010 net) acres, not including a farmout from Anadarko Petroleum Corporation consisting of 51,120 net acres discussed below. In 2000, we participated in an initial test program on this acreage in which 21 wells were drilled to test the quality of the coals in this basin. Based on the test data and our six years of experience operating coalbed methane wells in the Powder River Basin, we believe that the gas content of the coals in the Washakie Basin compares favorably to the coals in the Powder River Basin. However, proved reserves can not be attributed to this area until sufficient production history is established. Currently, there are no producing wells in which Warren has an interest in the Washakie Basin although there is limited production by third parties. However, there are 10 wells in which we own interest in the Washakie Basin that we currently expect are capable of producing commercial amounts of gas as early as March 2002. These wells are awaiting completion and pipeline hookup. On June 1, 2001, the Bureau of Land Management of the U.S. Department of the Interior, or "BLM," issued a policy statement that allows for the drilling of a maximum of 200 wells in the Washakie Basin, subject to restrictions discussed below, during the preparation of an environmental impact statement currently targeted for completion by the end of 2003. Of these 200 wells, we have been allocated 165 wells, including wells allocated to the Anadarko farmout. Without the Anadarko farmout, our preliminary estimate is that we would be allocated 125 wells.

Powder River Basin

     LX-Bar and Piper Federal/Haight-Less Fields

     In these fields, we own interests in approximately 4,230 gross (951 net) acres located near the town of Gillette in Campbell County, Wyoming. Our total estimated net proven reserves in this portion of the Powder River Basin at December 31, 2001 were 1.4 Bcfe, substantially all of which were attributable to coalbed methane. In 1999, we drilled 56 wells in the LX-Bar Field, all but one of which are currently producing, with an additional 32 wells drilled since March 2000, 30 of which are currently producing, with the remainder expected to be on production by the second quarter of 2002. We have an average working interest of 9.2% and operate 100% of the wells in this field. At December 31, 2001, gross production from these wells in the LX-Bar Field was approximately
6.4 Mmcf per day, of which 5.1 Mmcf per day was attributable to us and our drilling programs. In November 2001, we drilled and completed the six remaining wells in the LX-Bar Field for approximately $800,000, which was funded out of our available cash reserves at that date.

         Wells in the LX-Bar Field produce from two coal seams. The shallower seam is the Anderson seam, at an average depth of 450 feet, with an average net thickness of 35 feet. The average cost in the Anderson seam has been approximately $70,000 per well, including gathering and compression systems and pipeline connections. The deeper coal seam is the Canyon seam, the depth of which averages 800 feet, with an average net thickness of 65 feet. The average cost in the Canyon seam has been approximately $125,000 per well, including gathering and compression systems and pipeline connections. We have identified a third potential coal seam at an average depth of 900 feet, which we are currently evaluating for future drilling.

     To transport our gas from our LX-Bar area, we converted an existing 6.5 mile oil pipeline to a gas pipeline in the third quarter of 1999. This pipeline allows us to sell our gas into the Williston Basin Interstate pipeline which serves markets in the Midwest and has historically provided a higher price than markets available from pipelines to the south of this area. Selling our gas into the Williston Basin Interstate pipeline allows us to sell to the Ventura Gas Market in Chicago as opposed to selling into the Colorado Interstate Gas, "CIG," at CIG's posted price. For the five year period from 1997 through 2001, the twelve month average price received as of the first of each month at the Ventura Gas Market was $2.96 per Mmbtu and for the same period the average CIG posted price was $2.53 per Mmbtu. We currently hold 9 Mmcf per day of firm transport through year-end 2002 with lesser capacity thereafter, and typically sell any additional LX-Bar production on an interruptible basis on this line.

     Since August 2000, we have drilled 25 wells in the Piper Federal Field, of which 24 are producing as of December 31, 2001. The remaining well is not capable of commercial production. All of our current wells in the Piper Federal Field produce from the shallow Wyodak coal seam, which has an average depth of 850 feet and an average net thickness of 80 feet. Prior to 2000, we participated in the drilling of eight wells in the Haight-Less Field. All of these wells produced from the shallow Wyodak coal seam. Our average cost per well in this seam has been approximately $100,000, including gathering and compression systems and pipeline connections. We operate 100% of the wells in these fields. At December 31, 2001, these wells were producing approximately 2.8 Mmcf per day gross, of which 2.1 Mmcf is attributable to us and our drilling programs. Although we have no plans to drill any further wells in these fields during 2001, we plan to test a deeper coal seam at 1,350 feet during 2002. The production from these wells is sold into a Colorado Interstate Gas pipeline on an interruptible basis. This means that from time to time the sale of the production into this pipeline may be delayed or interrupted for production for which other sellers have space on the pipeline on a firm commitment basis. Historically, these delays and interruptions have not been significant.

     Kirby-Decker Prospect

     We hold approximately 24,133 gross (22,075 net) acres in this field in Bighorn County, Montana. As of December 31, 2001, we drilled two wells in the northern portion of the acreage that we deemed nonproductive and plan to drill two additional wells in the southern portion of the acreage during 2002, at a cost of approximately $125,000 per expected well, including gathering and compression systems and pipeline connections. These wells will be drilled to the Wall coal seam, which has an average depth of 700 feet and an average net thickness of 55 feet. We have identified two deeper seams at 1,200 and 1,300 feet that we may evaluate for future drilling. These initial wells are part of the data acquisition phase of the Montana Statewide Oil and Gas Environmental Impact Statement, or "EIS," and Amendment of the Powder River and Billings Resource Management Plan being prepared by the state of Montana. This EIS, which will outline the methods by which any development will take place in this area, is currently expected to be completed by the end of 2002. Until the EIS is complete and pipeline connections are established, there will be no production from wells in this field. Until sufficient production is established, proved reserves can not be attributed to this area. See "Items 1 and 2-Business and Properties-Regulation- Environmental Matters-Powder River Basin-Montana" for more information on the EIS.

Washakie Basin

     The Washakie Basin is a sub-basin on the eastern flank of the Greater Green River Basin in Wyoming. In the eastern section of Warren's Washakie Basin property, the Mesa Verde formation dip angle is 1-2 degrees. The Mesa Verde formation contain coals which are generally shallow (700 to 1500 feet). Then, it plunges to 16-20 degrees on the Western rim of the Washakie Basin along a 54-mile hinge line to an approximate depth of 7,000 feet. The hinge line forms at the point at which the Mesa Verde formation begins to plunge. Based on the data we have collected, we believe the gas content of the coals in this basin compares favorably to that in the coal deposits of the Powder River Basin. However, we can not attribute proved reserves to this area until sufficient production history is established. Currently, there is very limited coalbed methane production in the Washakie Basin.

     We now hold approximately 175,821 gross (152,010 net) acres, not including the 51,120 acre farmout from Anadarko that covers a majority of the Washakie Basin in Carbon County, Wyoming. We own a 100% working interest in the majority of this acreage, with an average net revenue interest of 82.5%. We have been acquiring our acreage in the Washakie Basin since July 1999. In the first purchase in 1999 in the south half of the basin, we acquired approximately 40% of our current acreage through a series of purchases from a group of privately held independent companies at approximately $50 per acre, for a total consideration of $3.8 million. The remaining acreage in this basin was acquired in 2000 at an average cost of $105 per net acre, for an additional consideration of $8.5 million. Acreage costs in the Washakie Basin increased significantly between 1999 and 2000 due to positive results from a 20 well test drilled with Tower Columbia Corporation and Stone & Wolf. These test drilling results substantiated the existence of commercial amounts of natural gas from the test wells and provided additional geological data that supported commercial development over a wider potential area in the basin. The first farmout with Union Pacific Resources Company, now owned by Anadarko Petroleum Corporation, covers 51,120 net acres, and is subject to a 25% reduction if Anadarko elects to take a 25% cost bearing working interest. If Anadarko participates as a working interest owner, they will receive a 25% working interest at a net revenue interest of 82.5%. Therefore, their retained net revenue interest would be 20.625% and Anadarko would deliver a 61.875% net revenue interest to us on the farmed-out acreage. We have the right to drill and test up to five pilot programs of five wells each. After these pilot drilling programs phase are tested, we can submit development areas around any pilot program to encompass up to 36 sections around each pilot program. At such time, Anadarko must elect to participate in the development area comprising approximately 85,000 acres (including approximately 34,000 acres owned by us) with a 25% working interest or will deliver an 82.5% net revenue interest in the farmout acreage. During the pilot program phase and as of December 31, 2001, we have drilled 21 wells on the Anadarko farmout acreage and have earned spacing units for such wells encompassing approximately 2200 acres (7 wells on 40-acre spacing, 4 wells on 80-acre spacing, and 10 wells on 160-acre spacing). The initial phase of the farmout for drilling pilot program required us to drill a total minimum of 5 wells on the entire "Contract Lands" and expired on January 31, 2002. Prior to that time and due to various federal governmental delays in the permit approval process, we requested in writing a twelve month extension of the initial pilot phase from Anadarko in order to continue drilling more exploratory pilot wells than the 21 already drilled. On February 1, 2002, Anadarko informed us in writing that our request for an extension was denied. We strongly disagree with Anadarko's denial of an extension and believe our rights under the farmout agreement have been perpetuated because of governmental delay. However, at a minimum, we believe we have earned at least 2200 acres by drilling 21 wells on this acreage during the pilot program phase prior to the January 31, 2002 expiration date. We are currently in the process of discussing the matter with Anadarko and determining the manner in which we can resolve this disagreement. The second farmout from Big West Oil & Gas, Inc. and Flying J Oil & Gas, Inc. covers approximately 21,695 gross (17,655 net) acres and is subject to a 50% reduction if Big West elects to participate in the drilling of the wells, or a 30% reduction at well payout if they do not participate. Under the terms of our agreements as amended, with Big West and Flying J, we are required to drill eight wells and complete related disposal facilities before March 31, 2002. As of December 31, 2001, seven earning wells (to earn acreage under the farmout) and a water disposal well have been drilled and by mutual agreement the remaining earning well is to be drilled and a 90 day production test is to be completed by September 1, 2002 before Big West is required to elect to participate for their 50% of the farmout acreage. Based on the completion of such wells, we have earned or will earn approximately 9,259 net acres under the Big West farmout.

     Based on the initial 21 well test program, geologic work we have completed, the BLM interim drilling policy and other regulations, we have developed an exploration and development plan for our Washakie Basin acreage. As the Washakie Basin encompasses a number of protected wildlife habitats and archeological sites, the BLM's interim drilling policy and other federal or state regulations play a significant role in determining the method in which we will develop our Washakie Basin acreage. Specifically, these rules:

          o    limit the number and spacing of wells drilled;

          o determine the time and manner of construction of access roads, pipelines and other ancillary facilities; and

          o requires us to seek approval from federal and state agencies for the drilling of wells and construction of ancillary facilities.

For more information about these restrictions, see "Items 1 and 2-Business and Properties-Regulation."

     Initially, we plan to drill between 125 and 165 wells in groups of wells or pods on 80 and 160 acre spacing. Nine of these pods will run from the northern to the southern border of our acreage and each pod will contain a central water injection well. It typically takes from four to ten days to drill these wells that have targeted depths between 1,200 to 3,600 feet. We drilled 26 coalbed methane wells and two water injection wells in 2001. Based upon preliminary data from drilling, completion and test results, we believe that 22 of the 26 wells drilled are potentially productive. Based on our current acreage position and the drilling done to date, over 650 potential drilling locations have been identified. The amounts to be funded by our drilling programs depend on amounts actually raised in these programs in future years.

     While there is currently limited pipeline infrastructure in the basin, there are three significant pipelines that run across or near our Washakie Basin acreage with total capacity of approximately 1.0 Bcf per day. We initially plan to transport our production through the existing pipeline running through the southern portion of our property that currently has a rated total capacity of 60 Mmcf per day and available capacity of 20 Mmcf per day. We believe this represents sufficient capacity for the production we expect to bring on line in 2002. Over the longer term, we plan to build the gas gathering and transmission infrastructure to transport our production to the northern border of our acreage where there are several existing transportation options and several planned expansions. The timing of construction of a gas gathering and transmission system is contingent upon results. If only one pod in this area in the northern portion of our acreage has positive drilling results, a system to tie into existing infrastructure would cost approximately $250,000, which would likely be completed by the end of 2002. Positive drilling results in the majority of the northern half of the basin, might lead to construction and completion of such a system by the end of 2003, at cost estimated to be approximately $1.0 million. This area is compact in width and close to existing infrastructure. If the entire length of the Washakie Basin proves to be productive, an entirely new gathering system over a much larger area would need to be built to handle the potential volume of gas produced at a cost of approximately $10.0 million, which would likely require Warren to seek the assistance of a substantial pipeline company to finance and construct such a system.

Our Other Natural Gas and Oil Activities

     Approximately 95% of our total net proven reserves are located in two distinct areas:

          o the Wilmington Field in the Los Angeles Basin of southern California; and

          o in east Texas where we target the James Lime and Cotton Valley formations.

     Much of our drilling activities in these established natural gas and oil fields has and will continue to involve horizontal drilling. While a conventional or vertical well is drilled downward in a straight line perpendicular to the surface of the earth, a horizontal well by means of such technologies as steerable motors and well-bore guidance telemetry is initially drilled perpendicular to the surface and turned to horizontal at the depth of the targeted formation with the wellbore path proceeding in a parallel path through the target formation. Multiple laterals, often drilled in a V-pattern and sometimes targeting different pay-zones, increase the well-bore footage in the pay-zone. Horizontal wells are drilled as either new wells or re-entry of an existing well. Horizontal wells, planned and drilled to target a specific formation, may be more effective in draining certain geologic formations than vertical wells, which is the case in our James Lime horizontal wells. Alternatively, as in the case of many of our Wilmington Field wells, because the surface location of the well does not correspond vertically with the location of the targeted oil reservoir, a directional well is drilled, linking the surface location to the target area.

Wilmington Field

     Located in the heart of the Los Angeles Basin, the Wilmington Field is one of the largest fields in California and the United States, having produced over
2.5 billion barrels of oil since its discovery in the 1920's. Effective December 31, 1998, we acquired an undivided 47% working interest in a 1,440 gross acre area in the Wilmington Townlot Unit #1 located within the Wilmington Field. Our operations in the Wilmington Field are governed by a Joint Venture Agreement and Purchase and Sale Agreement dated May 1999 with our joint venture partner. Under the Joint Venture Agreement, Pedco initially acts as the operator, drilling and completing each well drilled in this area. However, upon commencement of production of these wells, our joint venture partner acts as the operator. Additionally, we pay 100% percent of the intangible drilling and completion costs and 50% of tangible costs and receive 95% of net revenues before payout of project costs and 80% after payout from new production.

     Our drilling activities in the Wilmington Field involve the use of the inverted five-spot method, which is one water injection well surrounded by four oil wells. The water injection well serves to increase pressure in the target geologic zone, moving oil away from the injector well and towards the oil wells. In 1999, we drilled three injector wells and four oil wells. Pedco conducted the drilling and completion operations and upon completion, our joint venture partner took over as operator of these wells. In late 1999, our drilling activities in this field were suspended due to litigation with our joint venture partner as described in "Item 3--Legal Proceedings" below. In this dispute, the Joint Venture Agreement and Purchase and Sale Agreement were upheld in a binding arbitration in February 2001 with the order issued in July 2001. Because new litigation was commenced in August 2001, we have been unable to recommence drilling activities, which are unlikely to begin again until the disputes with our joint venture partner are finally resolved. At December 31, 2001, we believe our estimated net proved reserves in this field were approximately 8 Mmbbls (50
Bcfe), 99% of which were proved undeveloped reserves. As of December 31, 2001, the average daily production from this field was 266 Bbls per day, net to Warren and its drilling programs. Oil produced in this field is marketed to Huntway Refinery at a posted price of approximately 80% of WTI Cushing.

East Texas-James Lime/Cotton Valley Formations

     We hold approximately 110,075 gross (9,792 net) acres, where we are targeting the James Lime and Cotton Valley formations in east Texas. The natural gas reservoirs in this formation are low porosity and low permeability carbonates and are naturally fractured. While geologic data indicates that there is significant gas in place in the James Lime formation, it is generally not well suited to development with traditional vertical wells. Vertical James Lime wells typically drain a very limited area in their immediate vicinity given the low porosity and low permeability of the formation. Horizontal wells, while more expensive to drill, have the potential to significantly increase the amount of gas production per well bore. In addition to horizontal drilling, many operators in the area are experimenting with hydraulic fracture stimulation that has initially shown positive results. The success of our operations in this field is dependent on our ability to control costs and on our engineering expertise, particularly the ability to accurately drill horizontal wells to specific geologic targets. Our operations in this field are conducted in conjunction with other independent operators and our working interests in the wells in this field range from 13% to 87.5%.

     From May 2000, when we first began work in this field, until December 31, 2001, we drilled ten wells, of which nine are currently producing. We are the operator of 50% of the wells in this field. All of these wells were drilled laterally and range in depth from 6,000 to 9,000 feet and have total lengths ranging from 3,500 to 8,000 feet per lateral, with an average total cost to Warren of $1.3 million per well for its average 39% working interest. As of December 31, 2001, the production from these eight wells was 6.2 Mmcf per day, of which 1.5 Mmcf was attributable to us and our drilling programs. At December 31, 2001, our total net proved reserves in this area attributable to Warren and its drilling programs was 2.9 Bcfe, of which 0.7 Bcfe was attributable to our interest.

Drilling Programs

     Since 1992, we have sponsored and managed 29 privately placed drilling programs which have served as our principal funding source for exploration, development and production activities, and which enables investors to participate in our drilling activities. Most of the programs have been organized as limited partnerships. For each drilling program, we form a joint venture with either a limited partnership (between Warren and investors) or with investors who are direct working interest owners. These 29 programs have raised approximately $217 million. We act as the sole managing general partner of each drilling program. Investors in the limited partnership programs may purchase either limited or general partnership interests (typically general partnership interests), and receive their allocable share of income, expenses, cash distributions and tax benefits generated by their payment of 100% of the intangible drilling costs of the program's wells. Once drilling is completed for the drilling programs, the investors generally have the right to convert their general partnership interests into limited partnership interests. For drilling programs formed since 1996, if a two-thirds majority of interests affirmatively consents, the form of the drilling program may be changed to a limited liability company. Of the drilling programs formed between 1997 and 1999, seven drilling programs have voted to become limited liability companies.

     Cost and Revenue Sharing at the Joint Venture Level. We enter into joint venture agreements with the drilling programs whereby we assign to the drilling programs 75% of our working interest and we retain the remaining 25% working interest, before payout, in properties to be drilled with funds provided by investors in the drilling programs, while we pay for the tangible equipment for our working interest. The drilling program investors pay intangible drilling costs to drill the wells and the drilling programs receive 75% of the net revenue from the wells before well payout (60% after payout). Warren pays 100% of the tangible completion costs on successful wells for 25% of the net revenue from the wells before payout (40% after payout).

     Cost and Revenue Sharing within the Drilling Programs. The investor partners contribute 100% of the cash capital for 90% of the drilling program revenue from oil and gas production before payout (75% after payout). We assign 75% of our working interest in the leases to the drilling programs, and receive as our proportionate share 10% of the drilling program's net revenues before payout, subject to production subordination. Our revenue share at both the joint venture and drilling program levels is subject to a production subordination clause for drilling programs formed prior to 1999 under which the drilling programs have received 100% of net revenue. We have forgone our share of cash flow from net revenues to the joint venture under provisions for us to do so until aggregate production for each program exceeds 30 Bbls of oil equivalent per day per well. For programs formed during and after 1999, we began receiving our 25% interest in July 2001 without subordination. Prior to such time, we voluntarily waived our 25% interest in such revenue to the joint venture. After payout, the subordination of our interest in production is terminated.

     After Payout Revenue Sharing. After payout, or the point in time at which aggregate distributions to investors equal 100% of their original capital invested, the drilling program's share of the joint venture's revenues decreases from 75% to 60% and our share of revenue at the joint venture level increases from 25% to 40%. Thus we receive from our interests in the drilling programs a 55% after-payout interest in the wells' revenues: 40% at the joint venture level, plus 25% of the drilling program's 60% after-payout interest in the wells, or an additional 15% interest in the wells. To date, none of our drilling programs have reached payout status.

     Interests in the programs have been sold through broker-dealers who are members of the National Association of Securities Dealers, Inc. In addition to a 5% commission paid by the drilling program, we pay or reimburse all costs and expenses associated with a program's organization and offering, customarily ranging between 2% and 7% of investor subscriptions. In addition, in most of the programs offered prior to September 30, 2000, we issued warrants to the drilling programs and to broker-dealers in the selling group that entitled them to purchase shares of our common stock, all of which have been exercised or have expired.

     As of December 31, 2001, investors in our drilling programs have received cash distributions ranging from below 10% for programs formed since 1998 to 50% to 80% for seven programs formed in 1995 or earlier, excluding two programs formed in 1993 that have been liquidated. Currently cash distributions to investors are made monthly. In 29 drilling programs, investors have contributed approximately $217 million. Our sponsored programs have distributed to investors approximately $49.2 million through December 31, 2001. We plan to continue sponsoring drilling programs. To the extent they have funds available, our drilling programs will continue to participate on a pro rata basis in all of our drilling activities.

     We typically contract with the drilling programs to conduct drilling services for them on a turnkey fixed-price basis, generally subject to a profit limitation ranging from 25% to 37.5%. Nine of the 29 programs have no limitations on turnkey profits. Pursuant to these turnkey drilling agreements, we are paid a fixed price for the drilling of each well and if the actual costs we incur exceed the fixed contract price in the agreement, we pay these costs without any recourse to the drilling program. If the actual costs incurred by us are less than the fixed price we receive, we retain the excess.

     Although generally we enter into drilling subcontracts primarily with unrelated parties to drill wells covered by our turnkey agreements with affiliated partnerships, from time to time field services have been provided by our subsidiary Pinnacle. The portion of Pinnacle's drilling activities performed for affiliated partnerships and joint ventures was 5% during 2001 and 2000.

     In addition, we have marketing agreements with many of the drilling programs under which we purchase oil and gas produced by affiliated joint ventures and partnerships at current field prices, which we then transport and market to third parties. We construct our own gas transportation lines that connect wells owned by joint ventures and partnerships to the pipelines owned by gas transportation companies. We enter into transportation contracts with these companies and sales contracts for the sale of oil and gas to the third party purchasers.

     We are entitled to receive a $350 monthly management fee per well to cover ongoing administrative costs, plus reimbursement of out-of-pocket expenses. This fee has been waived since inception of the programs but will commence upon the distribution of January 2002 production. Pedco, our wholly owned subsidiary, also serves as the operator of the wells under a standard form of joint operating agreement.

     Twenty of our drilling programs entered into a buy/sell agreement, pursuant to which an investor may tender his interest commencing seven years after the program's closing for repurchase by the program or other investors. If the programs or other investors do not purchase the withdrawing investor's interest, we agree to repurchase, directly or indirectly through a third party, the investor's interest in the drilling program at fair market value, as determined by an independent petroleum engineer at the time of repurchase or a formula repurchase price for drilling programs formed in 1997 and prior. For example, the 1994 drilling program investors will first be able to exercise their repurchase rights in December 2001 based on a repurchase price equal to an investor's original capital invested in the program, reduced by the greater of either total distributions made to the investor to the repurchase date or by 10% of the original subscription price for each $1.00 the oil price is below $13.00 per Bbl at the time of repurchase, with adjustment for the change in the Consumer Price Index since the date of initial investment. If the repurchase price were calculated at October 1, 2001, an investor in a 1994 program would be entitled to sell his interest for approximately 24% of his original investment. For programs formed after 1997, the repurchase price cannot exceed an investor's allocable share of the net present value of estimated proved reserves as determined by an independent petroleum engineer. The buy/sell feature was eliminated for programs beginning after 2001.

     We, together with other joint venture working interest owners and investors holding interests as working interest general partners, are jointly and severally liable for each drilling program's debts, obligations and liabilities. We maintain a $50 million per incident limit casualty insurance policy covering all the programs collectively and indemnify each program and all investors against any liability caused by our gross negligence, willful misconduct, bad faith, fraud or breach of fiduciary duty, or for any obligation relating to casualty losses that exceed our insurance limits and the program's assets.

     As managing general partner, Warren manages and operates the business of each of the partnerships on a day-to-day basis. However, the prior written consent (ranging from 51% to 100%) of investor partners is required in matters such as raising additional capital, borrowing money on behalf of the partnerships, entering certain agreements with affiliates of Warren, the sale, conveyance, assignment or pledge of substantially all of the partnership's or assets; or the rollup or merger of the partnerships into or with any other entity; confess a judgment or make an assignment of partnership property for the benefit of creditors or other similar actions. Additionally, the partners can remove Warren as the managing general partner at any time by a vote of more than 66.7% of all partners.

     Under the terms of our drilling programs, we generally retain the right to engage in natural gas and oil exploration and production through other entities and for our own account. From time to time, we may engage in transactions that are in competition with our partners or co-venturers or be faced with decisions that could have conflicting impacts on our businesses. Involvement in these different transactions may limit the time we have available to attend to any particular transaction. It may also adversely affect the funds we have available to service our financial commitments to partners or co-venturers. We may also render certain services or provide goods for our drilling programs at fees that are competitive with the market price.

Natural Gas and Oil Reserves

     The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 1999, 2000 and 2001 based on reserve reports prepared by Williamson Petroleum Consultants, Inc., Midland, Texas, independent petroleum engineers. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves we own. For further information concerning the PV-10 values of these proved reserves, please read note M of the notes to our consolidated financial statements.

     A significant portion of our proved reserves has been accumulated through our interests in the drilling programs for which we serve as managing general partner. The estimates of future net cash flows and their present values, based on period end prices, assume that certain of the drilling programs in which we own interests will achieve payout status in the future. As of December 31, 2001 none of the active 29 drilling programs managed by us had achieved payout status. As of July 1, 2001, we began receiving our before payout share of production, typically 25%, from all programs formed in 1999. We anticipate we will be receiving our before payout share of production in the first quarter of 2002 for all programs formed during 2000.

                                                                      Year Ended December 31,
                                                                    ---------------------------
                                                                    1999         2000           2001
                                                                    ----         ----           ----
         Estimated Proved Natural Gas and Oil Reserves:
         Net natural gas reserves (Bcf):
            Proved developed                                          2.174        8.034         1.648
            Proved undeveloped                                        2.819        3.482         0.847
                                                                 ----------     --------        ------
                   Total                                              4.993       11.516         2.495
                                                                 ==========     ========        ======
         Net oil reserves (Bcfe):
            Proved developed                                          1.439        1.456         0.049
            Proved undeveloped                                       60.897       69.164        50.821
                                                                 ----------     --------       -------
                   Total                                             62.336       70.620        50.870
                                                                 ==========     ========       =======
         Total Proved Natural Gas & Oil Reserves (Bcfe)              67.329       82.136        53.365
                                                                 ==========     ========       =======

         Estimated Present Value of Proved Reserves:
         PV-10 Value (discounted at 10% per annum) (in
         thousands)
            Proved developed                                     $    1,862     $ 28,435      $  1,246
            Proved undeveloped                                       77,896       89,392        19,236
                                                                 ----------     --------      --------
                   Total                                         $   79,758     $117,827      $ 20,482
                                                                 ==========     ========      ========
         Standardized Measure of Discounted Future net Cash
         Flows:                                                  $   60,203     $ 89,096      $ 19,512
                                                                 ==========     ========      ========
         Prices Used in Calculating End of Year Proved
         Reserves:
         Oil (per Bbl)                                           $    20.50     $  20.37      $  13.87
         Natural Gas (per Mcf)                                         1.54         8.53          1.76

     There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data set forth in this registration statement are only estimates. Although we believe these estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of natural gas and oil reserves, of necessity, are projections based on engineering data and there are uncertainties inherent in the interpretation of this data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of the reserves based on risk of recovery and the estimates are a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. In addition the estimates of future net revenues from our proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct.

     We emphasize, with respect to the estimates prepared by independent petroleum engineers, that PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this registration statement. Under SEC guidelines, estimates of the PV-10 value of proved reserves must be made using oil and gas sales prices at the date for the valuation, which prices are held constant throughout the life of the properties. Commodity prices were unusually high at year-end 2000, especially gas prices, and have declined since that time. NYMEX pricing for natural gas ranged from $2.13 to $10.10 per Mcf during 2000 and from $1.91 to $9.82 per Mcf during 2001. NYMEX pricing for oil ranged from $23.70 to $37.80 per Bbl during 2000 and from $17.45 to $32.19 per Bbl during 2001.

Productive Wells

     The following table sets forth our gross and net productive wells as of December 31, 2001:

                                   Natural Gas Wells                  Oil Wells                        Total
                              -----------------------------    ------------------------     ----------------------------
                                 Gross             Net          Gross          Net            Gross             Net
                              -------------    ------------    ---------    -----------     ----------       -----------
  California.............                 0             0.0            5            2.9              5               2.9
  Montana................                 0             0.0            0            0.0              0               0.0
  New Mexico.............                 8             1.1           10            1.4             18               2.5
  Texas..................                17             4.2           26            6.5             43              10.7
  Wyoming................               132            12.1            4            0.4            136              12.5
  Other..................                 2             0.9            3            1.4              5               2.3
                              -------------    ------------    ---------    -----------     ----------       -----------
           Total.........               159            18.3           48           12.6            207              30.9
                              =============    ============    =========    ===========     ==========       ===========

Gross wells represent all wells in which we have an interest. Net wells represent the total of our fractional undivided working interest in those wells.

Drilling Activity

     The following table sets forth our drilling activities for the three years 1999, 2000 and 2001:

                                                 Year Ended December 31,
                            -----------------------------------------------------------------
                                   1999                   2000                    2001
                            -------------------    --------------------    ------------------
                             Gross       Net
Exploratory Wells(1)
      Productive(2)              14        4.8           1         0.3           6        2.8
      Nonproductive(3)            4        1.4           2         0.7          20        9.5
Development Wells(1)
      Productive(2)              92       31.6          69        23.7          10        4.7
      Nonproductive(3)            1        0.3           0         0.0           0          0
                            -------     ------     -------      ------     -------    -------
TOTAL                           111       38.1          72        24.7          36       17.0
                            =======     ======     =======      ======     =======    =======

------------
(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

     The following table sets forth our acreage position as of December 31, 2001:

                                       Developed                     Undeveloped                       Total
                              -----------------------------    ------------------------     --------------------------
                                 Gross             Net           Gross          Net           Gross             Net
                              -------------    ------------    ----------    ----------     ----------       ---------
  California..............            1,128             407           312           113          1,440             520
  Montana.................              160             158        23,973        21,917         24,133          22,075
  New Mexico..............           14,636           2,248           800           260         15,436           2,508
  Texas...................           15,053           1,973       186,342        20,261        201,395          22,234
  Wyoming (1).............            6,762           3,760       173,289       149,201        180,051         152,961
  Other...................            1,296             428         4,352         1,143          5,648           1,571
                              -------------    ------------    ----------    ----------     ----------       ---------
           Total..........           39,035           8,974       389,068       192,895        428,103         201,869
                              =============    ============    ==========    ==========     ==========       =========

(1) These numbers do not include the gross and net acres covered by the Anadarko farmout. See "Items 1 and 2 --Business and Properties -- Coalbed Methane Properties -- Washakie Basin" above.

Production Volumes, Sales Prices and Production Costs

     The following table summarizes our net natural gas and oil production volumes, our average sales prices and expenses for the periods indicated. Our volumes are attributable to our direct interests in producing properties and the production we are allocated from our 1999 and subsequent drilling programs where we typically receive 25% of the production from such programs. For these purposes, our net production will be production that is owned by us either directly or indirectly through our drilling programs, after deducting royalty, limited partner and other similar interests. The lease operating and depreciation, depletion and amortization expenses shown are related only to our net production. The majority of our lease operating expense is from workovers and other operating costs paid by us on behalf of our drilling programs and does not represent lease operating expense related to our net production.

                                                          Years Ended December 31,
                                                      --------------------------------
                                                         1999        2000       2001
                                                      ----------   --------   --------
Production:
    Natural Gas (Mmcf)                                      13.7       29.9       32.6
    Oil (Mbbls)                                              4.3        3.2        2.3
        Total Equivalents (Mmcfe)                           39.5       49.1       46.7
Average Sales Price Per Unit:
    Natural Gas Without Hedge ($ per Mcf)                  $2.24      $3.33      $3.07
    Hedge Loss                                                 -      (0.07)     (0.24)
                                                      ----------   --------   --------
    Actual Natural Gas                                      2.24       3.26       2.83
                                                      ----------   --------   --------
    Oil ($ Mbbls)                                     $    14.89   $  26.26   $  16.74
        Total Equivalents ($ per Mcfe)                $     2.40   $   3.70   $   2.82
Expenses (per Mcfe):
    Lease Operating Expense (For Our Net Production)  $     0.76   $   1.46   $   1.50

Purchasers and Marketing

     We sell our oil and natural gas production and that of our drilling programs to various purchasers in the areas where the oil and natural gas is produced. The oil is sold to crude oil purchasers at storage tankage that we own located on the lease of property. The natural gas is sold into pipelines and re-marketed or used by various gas purchasers. We are currently able to sell all of the oil and natural gas produced on our behalf and that of our drilling programs. Substantially all of this oil and gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. Approximately 66% of Warren's gas production is subject to a firm commitment contract for transportation space (but not sales) with Williston Basin Interstate relating to its LX-Bar lease for 9 MMcf per day, which contract terminates on December 31, 2002. The price for gas provided is the market price at the time. Additionally, we have a firm commitment contract relating to its Piper Federal lease covering requirements for us to deliver 2.5 MMcf per day. The maximum penalty for any deficiency below 90% of cumulative contracted volumes would be $0.42 per mcf. This contract terminates on December 31, 2004. The marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be predicted. For more information about the risks to our business posed by our marketing activities see "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation-Risk Factors-The marketability of our production is dependent upon factors over which we have no control."

     For the year ended December 31, 2001, the largest purchasers for our production and that of our drilling programs included Tenaska Marketing Ventures, Western Gas Resources, Inc. and Huntway Refining Company, which accounted for 30%, 8% and 16%, respectively, of the oil and gas sold by us and our drilling programs. We do not believe, however, that the loss of any of these purchasers would have a material adverse effect on our operations. Our contracts with Tenaska and Western have minimum deliverability requirements. From May 2000 to February 2001, we were deficient on approximately 274,000 Mcf related to our firm commitment contracts due to delays in obtaining water discharge permits for 32 new coalbed methane wells on our LX-Bar property. The deficiency was covered by gas balancing agreements and outright purchases of gas at a net cost of approximately $600,000. We have not been deficient on any firm commitments contracts subsequent to February 2001. Our firm commitment contracts have ranged from approximately 6,000 to 9,000 Mcf per day.

     We compete with a number of other potential purchasers of natural gas and oil leases and producing properties, many of which have greater financial resources than we do. In general, the bidding for natural gas and oil leases has become particularly intense in the Powder River and Washakie Basins with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire natural gas and oil leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable natural gas and oil leases available for acquisition or that we can sell natural gas and oil leases or obtain financing for, or participants to join in, the development of prospects.

Our Service and Operational Activities

     Our drilling, completion, production and land operations are conducted, managed and supervised for us and our drilling programs through Pedco, our wholly owned subsidiary. After a long-term joint venture relationship with Pedco that began in 1990, we acquired Pedco on September 1, 2000. See "Item 13-Certain Relationships and Related Transactions." Through Pedco, we employ six petroleum engineers, several drilling supervisors, landmen and administrative personnel, as well as field supervisors. Pedco also employs three geologists on a contract basis. Pursuant to joint venture agreements, Pedco has been the contract operator for the majority of our wells for the past ten years, and is the operator of 64% of the wells in which we and our drilling programs had interests as of December 31, 2001.

     We previously provided drilling and certain field services through Pinnacle, another wholly owned subsidiary, the assets of which were sold as of February 14, 2002. At the time of sale, Pinnacle employed approximately 45 rig hands and owned eight operational workover rigs, one operational horizontal/recompletion rig, one operational swabbing unit and one non-operational swabbing unit. Two workover rigs were located in Beeville, Texas and the rest of Pinnacle's equipment was based in Artesia, New Mexico. During 2001 and 2000, approximately 5% of Pinnacle's operations were in support of Pedco, the balance was for third parties on a variety of contract terms, including hourly, daily or per job rates.

Regulation

General

     Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

     We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. Warren anticipates no material estimated capital expenditures to comply with federal and state environmental requirements. To date, state-wide reclamation bonds and our $50 million casualty and environmental insurance have been adequate to meet such requirements. Additionally, we have posted a $3.2 million US Treasury Bond as collateral for a $4.0 million reclamation bond for the Wilmington Field. The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission, or "FERC", the Minerals Management Service, or "MMS", state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Federal Regulation of Sales and Transportation of Natural Gas

     Historically, the transportation and sale of natural gas in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

     The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action FERC will take on these matters. Some of FERC's more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom we compete.

Federal Regulation of Sales and Transportation of Crude Oil

     Our sales of crude oil, condensate and natural gas liquids are currently not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products are dependent on pipelines whose rates and terms of service are subject to FERC jurisdiction under the Interstate Commerce Act. Some of the regulations implemented by FERC in recent years could result in an increase in the cost of transportation service on certain petroleum pipelines. However, we do not believe that these regulations affect us any differently than other producers of these products.

Operations on Federal Oil and Gas Leases

     We conduct a sizeable portion of our operations on federal oil and natural gas leases which are administered by the MMS. Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of oil produced from federal leases. This new rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict whether this new rule will be upheld in federal court, nor can we predict whether the MMS will take further action on this matter. However, we do not believe that this new rule will affect us any differently than other producers and marketers of oil.

State Regulation

         Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

     In addition, state conservation laws, which frequently establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the rates of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

         General

     We are subject to extensive federal, state and local environmental laws and regulations that restrict or limit our business activities for purposes of protecting human health and the environment. Compliance with the multitude of regulations issued by federal, state, and local administrative agencies can be burdensome and costly. State environmental regulatory programs are generally very similar to the corresponding federal environmental regulatory programs, and federal environmental regulatory programs are often delegated to the states.

     Our oil and gas exploration and production operations are subject to state and/or federal solid waste regulations that govern the storage, treatment, and disposal of solid and hazardous wastes. However, much of the solid waste generated by our oil and gas exploration and production activities is exempt from regulation as hazardous waste under federal, and many state, regulatory programs. To the extent our operations generate solid waste, such waste is generally subject to state regulations. We have not experienced difficulty in complying with applicable solid waste regulations in the areas in which we operate.

     In addition to oil and gas, our production operations generate produced water as a waste material. This water can sometimes be disposed of by discharging it under discharge permits issued pursuant to the Clean Water Act, or an equivalent state program. We have not experienced difficulties in obtaining discharge permits in areas where such permits are issued. Another common method of produced water disposal is subsurface injection in disposal wells. Such disposal wells are permitted under the Safe Drinking Water Act, or an equivalent state regulatory program. The drilling, completion, and operation of produced water disposal wells is integral to oil and gas operations. We already operate produced water disposal wells, particularly in association with our coalbed methane production operations. We are experienced in these activities and are able to perform these activities in a cost-effective manner.

     Air emissions from some of our equipment, such as gas compressors, are potentially subject to regulations under the Clean Air Act, or equivalent state regulatory programs. To the extent that our air emissions are regulated, they are generally regulated by permits issued by state regulatory agencies. We have not encountered difficulties in obtaining air permits, where needed.

     Some of our exploration and production activities occur on federal leases. This is particularly true of our coalbed methane operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the BLM after performance of an environmental impact study. A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our coalbed methane operations are subject to records of decision and we have not experienced any material difficulty in complying with their terms and conditions. Nor do we anticipate any material adverse effect on our operations from terms and conditions in records of decision that are pending from the BLM.

     In the event that spills or releases of crude oil or produced water occur, we would be subject to spill notification and response regulations under the Clean Water Act, or equivalent state regulatory programs. Depending on the nature and location of our operations, we may also be required to prepare spill response plans under the Clean Water Act, or equivalent state regulatory programs.

     Failure to comply with such regulations may result in the imposition of substantial administrative, civil, or criminal penalties, or restrict or prohibit our desired business activities. Environmental laws and regulations impose liability, sometimes strict liability, for environmental cleanup costs and natural resource damages. Other environmental laws and regulations may delay or prohibit exploration and production activities in environmentally sensitive areas or impose additional costs on these activities.

     We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us. Costs associated with responding to a major spill of crude oil or produced water, or costs associated with remediation of environmental contamination, are the most likely occurrences which could result in a material adverse impact on our capital expenditures, earnings, or competitive position. We are not currently liable for any such environmental cleanup costs, and we operate our producing properties in a prudent manner in order to avoid or minimize such liabilities.

     In addition, changes in applicable federal, state and local environmental laws and regulations have the potential to adversely affect our operations. In this regard, our coalbed methane drilling and production operations are subject to ongoing BLM oversight and recurring BLM approvals and could be affected by changes in BLM regulations or policies. However, we are not aware of any pending changes in state or federal environmental statutes or regulations that would have a material adverse impact on our operations.

     We anticipate that total maximum daily load water quality standards may be promulgated within five years for surface water bodies in areas where we operate, including the Powder River Basin of Wyoming and Montana. However, we do not expect that any total maximum daily load regulations, or standards promulgated in any area where we operate to result in a material increase in our produced water disposal costs, as we already inject much of our produced water in disposal wells, and would be able to cost-effectively drill and operate additional disposal wells as needed.


     Coalbed Methane Operations

     The majority of our production is from coalbed methane operations which generate water and air discharges that are subject to significant regulatory control. Naturally occurring groundwater is typically produced by our coalbed methane production operations. This produced water is disposed of by re-injection into the subsurface through disposal wells, discharge to the surface, or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by federal and state regulatory agencies, and in compliance with applicable federal, state and local environmental regulations. To date, we have been able to obtain necessary surface discharge or disposal well permits and we have been able to discharge produced water and operate our produced water disposal wells in substantial compliance with our permits and applicable federal, state and local laws and regulations without undue cost or burden to our business activities. Our coalbed methane operations involve the use of gas-fired compressors to transport gas which we produced. Emissions of nitrogen oxides and other combustion by-products from individual compressors or multiple compressors at one location may be great enough to subject the compressors to federal and state air quality requirements for pre-construction and operating permits. To date, we have not experienced significant delays or problems in obtaining the required air permits and have been able to operate these compressors in substantial compliance with our permits and applicable federal, state and local laws and regulations without undue cost or burden to our business activities. Another air emission associated with our coalbed methane operations that may be subject to regulation and permitting requirements is particulate matter resulting from construction activities and vehicle traffic. To date, we have not experienced any difficulty complying with environmental requirements related to particulate matter.

     Powder River Basin

        Wyoming. Drilling and production operations on our Powder River Basin leases in Wyoming are subject to environmental rules, requirements and permits issued by federal, state and local regulatory agencies, including the BLM and the Wyoming Department of Environmental Quality, or "DEQ." The BLM has imposed environmental limitations and conditions on coalbed methane drilling, production and related construction activities on federal leases in certain specific areas of the Powder River Basin. These conditions and requirements are imposed through a record of decision issued pursuant to an environmental impact statement. The BLM may also impose site-specific conditions on development activities, such as drilling and the construction of right-of-ways, before it approves required applications for permits to drill and plans of development. We believe that we have operated our Wyoming Powder River Basin federal leases in substantial compliance with the BLM's current requirements. The BLM is currently developing an environmental impact statement, or "EIS," for oil and gas development in the Powder River Basin of Wyoming. This Powder River Basin EIS is expected to be completed, and a record of decision issued, by the end of 2002. At the present time, we have no ability to determine whether this EIS or future BLM site-specific approvals will result in conditions or requirements more stringent than, or materially different from, current BLM regulation of Powder River Basin coalbed methane operations in Wyoming.

     Our Wyoming Powder River Basin coalbed methane production operations are also subject to Wyoming DEQ environmental regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulty in obtaining air permits from the Wyoming DEQ. Injection wells are used to dispose of produced water when surface discharge permits cannot be obtained from the Wyoming DEQ. We have three permitted injection wells for our Wyoming Powder River Basin operations. We anticipate the need to permit, drill and operate additional injection wells in the event additional subsurface disposal capacity is needed.

        Montana. Our acreage leased in Montana for coalbed methane exploration and production is currently not significantly developed. Most of our coalbed methane leases in the Kirby-Decker Prospect of Montana are not federal leases. However, the Montana Board of Oil and Gas, or "BOG," has agreed to perform an EIS for coalbed methane operations in the state as part of a settlement agreement. The Montana BOG agreed to a moratorium on permitting coalbed methane wells pending completion of this environmental impact statement. This EIS, which will specify the conditions under which coalbed methane development will be permitted in Montana, is expected to be completed by the end of 2002. At the present time, we have no ability to determine whether conditions or limitations will be imposed that would preclude or significantly hamper development of our coalbed methane properties in the Kirby-Decker Prospect in Montana.

     Washakie Basin

     The Washakie Basin is located in Wyoming and is currently the subject of the Atlantic Rim EIS being developed by BLM. The initial, or scoping, phase of the Atlantic Rim EIS covering our coalbed methane leases in the Washakie Basin is currently under way. Completion of the environmental impact statement and issuance of a record of decision is currently expected by the end of 2003.

     The BLM has issued an interim drilling policy allowing some coalbed methane drilling and production activity in the Atlantic Rim project area pending completion of the EIS. The interim drilling policy authorizes drilling, completing, and producing no more than 200 wells until completion of the Atlantic Rim EIS. We have been allocated approximately 165 of the 200 authorized wells. The interim policy requires the wells to be drilled in nine pods of no more than 24 wells per pod. A pod is defined as two or more production wells with supporting infrastructure, such as access roads, injection wells, product pipelines, water pipelines, power lines and other necessary ancillary facilities. The Atlantic Rim project area contains federally designated threatened and endangered species and two wildlife habitat areas that have been designated as areas of critical environmental concern. Sensitive areas such as critical habitat and archeological sites must be avoided in constructing the pods. Federal and non-federal leases in the Atlantic Rim project area are subject to the 200 well limit. To date, we have received BLM and state approval of drilling permits for twelve wells, and approval of right-of-ways for four pods.

     The BLM may modify the interim drilling policy at any time and the policy, as with any agency decision, is subject to challenge by interested parties. The interim policy requires an environmental assessment for each of the nine pods. Public comment is allowed on each environmental assessment, and BLM approval of each environmental assessment must be obtained before pod construction can commence. In addition, many of the restrictions, conditions and limitations on our drilling, production and construction activities in the Washakie Basin will be specified by the BLM in the final Atlantic Rim record of decision. Finally, conditions and restrictions on drilling, production and construction activities may be imposed through site-specific BLM approvals required for applications for permits to drill and plans of development. As a result, such development activities will remain contingent on BLM approval for much of the project life.

     Our Washakie Basin coalbed methane production operations are also subject to DEQ environmental regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Produced water disposal will be limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for eight produced water injection wells in the Atlantic Rim project area. Should additional subsurface disposal capacity be needed, we will need to obtain permits for additional injection wells. Surface discharge of water remains an option in those portions of the basin outside of the Colorado River drainage area.

         Wilmington Field

     The Wilmington Field is located in the Los Angeles metropolitan area in California. Under the joint venture agreement governing operations in this field, we are operator for drilling and completion activities and our joint venture partner is operator for production activities. This field is located in a mixed light industrial and residential area near the Port of Los Angeles. Field activities include drilling wells to develop our lease acreage and operating a waterflood to maximize crude oil production.

     Stringent environmental regulations, restrictive permit conditions and the possibility of permit denials from a multiplicity of state, regional and local regulatory agencies may inhibit or add cost to future Wilmington Field development activities. Despite prudent operation and preventative measures, drilling and waterflooding production operations may result in spills and other accidental releases of produced and injection fluids. Remediation and associated costs from a release of produced fluids in an urban environment may also be significant. This potential liability is accentuated by the location of our Wilmington Field leases in California and in an urban setting, including proximity to residential areas. To date and to our knowledge, there are no environmentally related lawsuits or other third-party claims or complaints pending against us relating to our interests or activities in the Wilmington Field.

East Texas and North Louisiana

     We have a significant acreage position in the Cotton Valley and James Lime formations of east Texas and north Louisiana. Currently, these leases are relatively undeveloped. As a result, we believe the current potential for environmental liability associated with these properties is lower than for other properties that are more fully developed.

Operating Hazards And Insurance

     The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards and other potential events which can adversely affect our operations. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, exploitation or leasehold acquisitions or result in loss of properties.

     In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance. For some risks, we may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable at a reasonable cost. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Title to Properties

     In most situations, as is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire oil and gas leases covering properties for possible drilling operations. Prior to the commencement of drilling operations, a more complete title examination of the drill site tract often is conducted by independent attorneys. Once production from a given well is established, we usually prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The level of title examination often differs from property to property. For example, we acquired our interest in the Wilmington Field with no warranty of title at all, no representation as to the percentage working or net revenue interest we acquired and no title opinion as to the acquired interest. On a gross acreage basis we estimate that no complete title search has been conducted on approximately 5.0% of such gross acreage, which represents approximately 94% of our year-end 2001 proved reserves. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the value of our properties.

Employees

     At December 31, 2001, we had 98 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of geological, permitting and environmental assessment. Independent contractors often perform field and on-site production operation services for us, including pumping, maintenance, dispatching, inspection and testing.

Facilities

     Our principal executive offices are located at 489 Fifth Avenue, 32nd Floor, New York, New York 10017, and our telephone number is (212) 697-9660. We lease approximately 4,097 square feet of office space for our New York office under a lease that expires in 2008. Our regional office in Albuquerque, New Mexico occupies 3,000 square feet under a lease expiring May 31, 2003. Our Rocky Mountain operations are headquartered in a 3,150 square foot space in Gillette, Wyoming. Pedco owns a ranch with a 3,000 square foot field office in Beeville, Texas. We believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

Glossary of Abbreviations and Terms

     The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this registration statement:


     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

     Bcf. One billion cubic feet of natural gas at standard atmospheric conditions.

     Bcfe. One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

     Completion. The installation of permanent equipment for the production of oil or natural gas.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Exploitation. The continuing development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

     Exploration. The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.

     Farmout or Farmin. An agreement where the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a farmin while the interest transferred by the assignor is a farmout.

     Fracturing. The technique of improving a well's production or injection rates by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or gases may more easily flow through the formation.

     Gross Acres. The total acres in which we have a working interest.

     Gross Wells. The total number of producing wells in which we own any amount of working interest.

     Horizontal Drilling. A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation usually yields a well which has the ability to produce higher volumes than a vertical well drilled in the same formation.

     Injection Well or Injector. A well which is used to place liquids or gases into the producing zone during secondary/tertiary recovery operations to assist in maintaining reservoir pressure and enhancing recoveries from the field.

     Intangible Drilling Costs. Expenditures made for wages, fuel, repairs, hauling and supplies necessary for the drilling or recompletion of an oil or gas well and the preparation of such well for the production of oil or gas, but without any salvage value, which expenditures are generally accepted in the oil and gas industry as being currently deductible for federal income tax purposes. Examples of such costs include:

          o ground clearing, drainage construction, location work, road making, temporary roads and ponds, surveying and geological works;

          o drilling, completion, logging, cementing, acidizing, perforating and fracturing of wells;

          o hauling mud and water, perforating, swabbing, supervision and overhead;

          o    renting horizontal tools, milling tools and bits; and

          o construction of derricks, pipelines and other physical structures necessary for the drilling or preparation of the wells.

     Lease. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee's authorization is for a stated term of years and "for so long thereafter" as minerals are producing.

     Mbbl. One thousand barrels of oil or other liquid hydrocarbons.

     Mcf. One thousand cubic feet of natural gas.

     Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

     Mmbbl. One million barrels of oil or other liquid hydrocarbons.

     Mmcf. One million cubic feet of natural gas, measured at standard atmospheric conditions.

     Mmcfe. One million cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

     Net Acres. Gross acres multiplied by the percentage working interest owned by Warren.

     PV-10 Value. The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization or Federal income taxes and discounted using an annual discount rate of 10%.

     Net Wells. The sum of all the complete and partial well ownership interests (i.e., if we own 25% percent of the working interest in eight producing wells, the subtotal of this interest to the total net producing well count would be two net producing wells).

     Net Production. Production that is owned by Warren less royalties and production due others.

     NYMEX. New York Mercantile Exchange.

     Operator. The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

     Permeability. The capacity of a geologic formation to allow water, natural gas or oil to pass through it.

     Porosity. The ratio of the volume of all the pore spaces in a geologic formation to the volume of the whole formation.

     Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

     Secondary Recovery. An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

     Standardized Measure of Discounted Future Net Cash Flows. The present value of future discounted net cash flows attributed to proved oil and gas properties made by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

     Tangible Drilling Costs. Expenditures necessary to develop oil or gas wells, including acquisition, transportation and storage costs, which typically are capitalized and depreciated for federal income tax purposes. Examples of such expenditures include:

               o    well casings;

               o    wellhead equipment;

               o    water disposal facilities;

               o    metering equipment;

               o    pumps;

               o    gathering lines; and

               o    storage tanks.

     3-D Seismic. The method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

     Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

     Working Interest. An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

Item 3:  Legal Proceedings

     Except as provided below, we are not engaged in any material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

     On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Pedco, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations. Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement. We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or "JAMS," before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge. Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness' claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or "AAA," reasserting its claims for dissolution of the joint venture and breach of contract. On August 20, 2001, Warren filed a request to resume arbitration before Judge Wisot and Magness filed an objection to such jurisdiction. On September 19, 2001, Warren petitioned the Superior Court of California for Los Angeles County to compel Magness to enter binding arbitration with Warren before Judge Wisot and JAMS. On October 5, 2001, Magness cross-petitioned to compel Warren to enter binding arbitration with Magness before AAA. On January 3, 2002, the Los Angeles Superior Court granted Warren's petition, denied Magness' petition and ordered Magness to discontinue its efforts to remove the controversy from the jurisdiction of JAMS and to proceed forthwith to arbitration before Judge Wisot of JAMS. Magness appealed this ruling by the Superior Court and on February 6, 2002, the Court of Appeal of the State of California stayed the January 3, 2002 order compelling arbitration before JAMS, pending a hearing on the lower court's ruling. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

     In 1998, Pedco was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out. Warren was later joined in the suit as a defendant. As a result of the lawsuit, Gotham Insurance Company, Pedco's well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham. Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Pedco to act with due diligence and pursuant to safety regulations. Pedco countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered for Pedco on essentially all claims except its bad faith claims against Gotham. Gotham's claims against Pedco and Warren were rejected. Final judgment was rendered on May 14, 2001 in Pedco's favor for the remaining policy proceeds, interest and attorney fees. Gotham has appealed the final judgment. Pedco is defending the judgment on appeal although seeking to reverse the ruling denying its bad faith claim. The case on appeal is set for oral argument on March 28, 2002.

     In December 1999, the family of Robert Sanchez, an employee of Pinnacle, brought a wrongful death action against Pinnacle and Wilson Supply Company in the 93rd Judicial District Court of Hidalgo County, Texas alleging negligence and gross negligence. The lawsuit claims Robert Sanchez was injured in April of 1999 while working on a crew drilling a well in Wilson County, Texas. He later died, allegedly as a result of the injuries he received. The well operator, Pedeco Inc., a wholly owned subsidiary of Pedco, was added as a defendant in May 2001. While the amount of claimed damages in the plaintiffs' petition is unspecific, it appears that the plaintiffs are claiming economic damages of approximately $1.0 million for lost wages, lost household services and medical expenses of the decedent. Pinnacle and Pedeco are being defended by insurance defense counsel. Mediation of the case occurred on September 6, 2001. As a result of mediation and settlement discussions, Pinnacle and Pedeco settled their portions of the final settlement amount for sums within the scope of applicable insurance coverage.

     We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2001.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

No Public Market -- Shares Eligible For Future Sale

     There is no public market for our common stock. Future sales of substantial amounts of common stock in any public trading market which develops could adversely affect the market price of our common stock. As of April 10, 2002, 17,537,579 shares of common stock were issued and outstanding. Pursuant to Rule 144 under the Securities Act, commencing on March 26, 2002, which is 90 days following the effectiveness of our Form 10 registration statement, approximately 9,666,547 shares of our common stock became freely tradeable in accordance with Rule 144 and approximately 7,871,032 shares, including 6,045,949 shares owned by affiliates, may be sold in accordance with the volume limitation imposed by Rule 144.

     As of April 10, 2002, 2,995,613 shares of our common stock are issuable upon the exercise of options granted or to be granted under our various stock option plans. See "Item 11- "Executive Compensation-Employee Benefit Plans" and note D to our consolidated financial statements. As of that same date, 6,247,439 shares of common stock were issuable upon the conversion of our convertible debt.

Registration Rights

     As of December 31, 2001, holders of approximately 3,493,571 shares of our common stock issued pursuant to the exercise of our Class A, B, C and D warrants and 6,216,022 shares of our common stock issuable upon conversion of existing convertible debt are eligible to sell such shares under Rule 144. A substantial number of such shares may have rights, subject to some conditions including the consent of any underwriter, to include their shares in registration statements that we may file, if any, to register shares of our common stock under the Securities Act for ourselves or other shareholders.

Holders

     As of April 10, 2002, there were approximately 3,500 holders of our common stock.

Dividend Policy

     We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion

Item 6:  Selected Consolidated Financial Data

     The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this registration statement. The selected financial data as of December 31, 1997, 1998, 1999, 2000 and 2001 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with generally accepted accounting principles in the United States. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

                                                                         Year ended December 31,
                                                 -----------------------------------------------------------------
                                                    1997         1998          1999          2000          2001
                                                 ----------   ----------   -----------   -----------   -----------
                                                           (Amounts in thousands, except share information)
Consolidated Statement of Operations Data:
Revenues:
  Turnkey contracts                                 $28,198   $   24,161   $    25,406   $    33,985   $    30,103
  Oil & gas sales from marketing activities               -            -             -        15,421        14,867
  Well Services                                           -            -         2,611         4,297         5,574
  Oil & gas sales                                        90           63            68           200           948
                                                 ----------   ----------   -----------   -----------   -----------
      Total operating revenues                       28,288       24,224        28,085        53,903        51,492

Costs and operating expenses:
Turnkey contracts                                    22,220       20,340        18,126        22,783        25,953
Cost of oil and gas marketing activities (1)              -            -             -        15,800        15,299
Well services                                             -            -         1,351         3,168         3,519
Production and exploration                            1,875           37            43           355           568
Depreciation, depletion and                                                                                 14,462
Amortization                                          7,950        8,149         9,197         3,065
Remarketing Obligation                                                                                       3,319
General and administrative                            4,083        3,931         4,491         6,416         5,485
                                                 ----------   ----------   -----------   -----------   -----------
Total operating expenses                             36,128       32,457        33,208        51,587        68,605
                                                 ----------   ----------   -----------   -----------   -----------
                                                 ----------   ----------   -----------   -----------   -----------
Income (loss) from operations                        (7,840)      (8,233)       (5,123)        2,316       (17,113)

Other income (expense):
Interest and other income                             1,890        2,439         1,641         2,457         1,977
Interest expense                                     (3,277)      (4,673)       (5,791)       (6,968)       (5,776)
Net gain (loss) on investment                             -        5,489        (1,104)          587           (10)
                                                 ----------   ----------   -----------   -----------   -----------
Income (loss) before income taxes and                                                                      (20,922)
extraordinary item                                   (9,227)      (4,978)      (10,377)       (1,608)
Income tax expense (credit)                            (395)         591           702          (412)          152
                                                 ----------   ----------   -----------   -----------   -----------
Income (loss) before extraordinary item              (8,832)      (5,569)      (11,079)       (1,196)      (21,074)

Change in accounting principle for deferred
Organizational costs                                 (1,250)           -             -             -             -
                                                 ----------   ----------   -----------   -----------   -----------
Net income (loss)                                $  (10,082)  $   (5,569)  $   (11,079)  $    (1,196)  $   (21,074)
                                                 ==========   ==========   ===========   ===========   ===========
Weighted average number of common shares
 Outstanding:
Basic and diluted                                 7,386,195    9,106,998    11,115,522    12,461,814    17,532,882

Net income (loss) per common share:
Basic and diluted                                $    (1.36)  $    (0.61)  $     (1.00)  $     (0.10)  $     (1.20)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating Activities                             $    2,081   $     (155)  $    16,502   $    10,659   $   (15,712)
Investing Activities                                (15,912)       5,626       (21,540)      (19,012)      (17,635)
Financing Activities                                 12,587       12,611        16,726        26,701        (2,700)

                                                                         Year ended December 31,
                                                 ---------------------------------------------------------------
                                                  1997          1998         1999          2000          2001
                                                 -------      -------      -------       --------      ---------
Balance Sheet Data:
Cash and cash
      equivalents                                $10,543      $28,934      $40,622       $ 58,970      $ 22,924
Total assets                                      60,458       60,458       82,144        128,649        94,900
Total long-term debt                              33,657       38,311       56,306         60,447        58,561
Shareholders' equity (deficit)                    (5,970)      (3,784)     (14,618)        14,876        (6,434)

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

You  should  read  the  following  discussion  and  analysis  together  with our financial statements and accompanying notes appearing elsewhere in this registration statement. The following information contains forward-looking statements. See "Forward-Looking Statements." Actual results may differ materially from those anticipated due to many factors, including those set forth under "Risk Factors" below.

Critical Accounting Policies

Oil and Gas Producing Activities

     We use the successful efforts method of accounting for our investments in natural gas and oil properties. Under this method, we capitalize lease acquisition costs and intangible drilling and development costs on successful exploratory wells and all development wells. Wells are depleted on a field by field basis and are evaluated on a field by field basis for impairment. We have substantially subordinated to investors all of our joint venture and general partner's rights to production for wells syndicated to our drilling programs formed during or prior to 1998.

     We review our natural gas and oil properties on a field level for impairment when circumstances indicate that the capitalized costs less accumulated depreciation, depletion and amortization or the "carrying value," of the property may not be recoverable. If the carrying value of the property exceeds the expected future undiscounted cash flows, an amount equal to the excess of the carrying value over the fair value of the property (generally based upon discounted cash flow) is charged to expense. An impairment results in a non-cash charge to earnings but does not affect cash flows.

     Our oil and gas producing activities are dependent upon the price of natural gas and oil. Declines in the price of natural gas and oil may result in write downs of our oil and gas properties and a related impairment expense. Additionally, price declines of natural gas and oil could result in our wells becoming uneconomical to operate. As a result, we may be required to expend funds for plugging and abandoning wells which are deemed to be uneconomical. Lastly, price declines may result in delays developing our proved undeveloped reserves. A significant portion of our proved reserves has not been developed. As a result, price declines may render drilling projects uneconomical to develop.

Turnkey Contract Activities

     We provide turnkey contract drilling services to affiliated drilling programs whereby the investors pay intangible development costs and we pay lease acquisition and completion costs, including lease and well equipment. We record revenue from turnkey drilling contracts on the percentage of completion method based on total costs incurred to total estimated costs to complete. We contract to drill wells on behalf of drilling programs for a fixed price based on our estimate of cost we will incur for the well given the location, depth, formation characteristics and type of drilling (vertical, directional or horizontal). We subsequently enter into third party contracts to drill the well at current market rates. Since the drilling contract is on a day work or "per day" basis, the longer the drilling rig is on the well, the higher our costs are in the well. If problems are encountered during drilling which require more effort from our third party subcontractors our gross profits will be reduced on the well. If substantial problems occur such as the loss of the hole, lost equipment downhole or a blow out, we may incur a loss on the well. Our estimates of cost to complete wells drive our revenue recognition under percentage of completion. We may recognize profits on wells in progress in a period, but if we underestimate the cost to complete the wells we may recognize losses on the wells in a subsequent period.

     At December 31, 2001, we had estimated remaining cash contractual drilling commitments under the turnkey drilling contracts with the drilling programs formed in 1999 and 2000, of $3.3 million and $11.9 million, respectively, for some wells that were timely commenced in early 2000 and 2001, but were not yet completed due to a number of unforeseen factors even though we are continuing to proceed with reasonable diligence. Under the turnkey drilling contracts, we had received full cash payment from the drilling programs in 1999 and 2000 for all of the wells to be drilled on behalf of the 1999 and 2000 drilling programs. In the course of drilling the wells already completed on behalf of the 1999 program, drilling cost overruns were incurred such that the stated total drilling costs to be incurred by the 1999 drilling program have already been expended on the drilling program's behalf.

     During 2001, we raised $18.1 million in new drilling programs. This amount compares to $46.5 million and $40.9 million raised for our drilling programs during 2000 and 1999, respectively. We believe there were a number of factors affecting us in 2001 that caused us to raise fewer drilling funds in 2001 compared to the prior years. Foremost, our 2000 and prior drilling programs performed more poorly in 2001 compared to prior years, largely as a result of the decrease in cash distributions to drilling program investors because of significant decreases in energy prices during 2001 compared to 2000. Additionally, regulatory delays related to various permits to complete the development of our coalbed methane (CBM) reserves in the Washakie Basin and the pending litigation relating to our interest in the Wilmington field in California reduced potential cash distributions. We believe the factors that caused such energy price declines and production delays in 2001 were many, including without limitation: the year began with a nationwide natural gas shortage accompanied by historically high gas prices in January 2001, which created an immediate increase in drilling and supply response by natural gas producers, and by year-end 2001 delivered gas prices had substantially declined; the onset of a nationwide economic recession with a loss of consumer confidence, that further reduced demand for oil and gas; an unseasonably cool summer followed by an unusually mild winter for most of the country (especially the highly populated northeast) which reduced retail demand for gas; the tragic events of September 11th and their impact on the general industrial and consumer markets for oil and gas; the legal wrangling throughout 2001 with our joint venture partner Magness Petroleum Company over developing the reserves in the Wilmington field in California; and the bureaucratic delays throughout 2001 by the U.S. Bureau of Land Management based in Rawlins, Wyoming involving the environmental approval processes covering drilling, gathering, rights of way, water disposal, surface disturbances, air quality and wildlife stipulations that were necessary for us to commence CBM gas production in the Washakie Basin in Wyoming.

     As we drill the wells for our drilling programs, we recognize turnkey revenue under the percentage of completion method. As a result of raising fewer funds from our drilling programs during 2001 when compared to 2000 and 1999, we expect turnkey revenue and aggregate gross profit to decrease during 2002 when compared to 2001 and 2000.

     We were paid the total turnkey drilling contract price for the 1999 programs in 1999 and the 2000 programs in 2000, commenced drilling within 90 days after the end of the applicable preceding tax year for each of respective programs, and have proceeded with reasonable diligence since that date to drill and complete the wells. Since in 2000 and 2001 we have expended as the turnkey contractor for the benefit of the 1999 programs an amount greater than the total turnkey contract price less the permitted profit margin earned by us for such programs, although we have more wells to complete, we believe that we are in compliance with the turnkey contract. Further, at March 31, 2002, although we have remaining obligations for the 2000 programs, we believe that we are in compliance with the turnkey contract.

Repurchase Agreements

     Under certain repurchase agreements, the investors in certain drilling programs have a right to have their interests purchased by a repurchase agent or us. We unconditionally guarantee the repurchase agent's performance. The purchase price is calculated at a formula price and is payable from seven to 25 years from the date of admission to the drilling program. We determine the amount of the repurchase liability by computing the present value of the excess of the formula price over the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each drilling program net of future capital costs and our working interests. A portion of some drilling program properties are proved undeveloped leases which must be drilled by us using funds from an outside party or from us to provide cash flow to the drilling programs which satisfy the repurchase obligation. We have estimated that those undeveloped leases will require approximately $26,800,000 of development expenditures in 2002, 2003 and 2004 to complete these wells.

     The determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers. These reserve studies are inherently imprecise and will change as future information becomes available. Decreases in prices received for oil and gas produced by drilling programs results in smaller cash distributions to investors and payout may not occur before the future date at which the investors have a right to require repurchase of their interests. Under the formula for repurchase in 1997 and earlier drilling programs, low oil and gas prices at the future date may result in us being required to repurchase investor interests at prices greater than fair value. An expense recognition would therefore be necessary.

     If oil and gas prices decrease we may determine that proved undeveloped leases in drilling programs are not economical to drill and develop. As a result, cash flow from these leases will not be distributed to investors and payout may be delayed. If payout has not occurred in these drilling programs before the date investors can require repurchase of their interests, we may be required to purchase interests containing proved undeveloped leases based on a petroleum engineer's estimate of the present value of net cash flow. The price paid may be in excess of the fair value of the interest resulting in a charge to expense. At December 31, 2000 and 2001, the face amounts of U.S. treasury bonds securing such repurchase agreements were $5.7 million and $4.6 million, respectively, and the market value was $2.0 million and $1.6 million, respectively.

Liquidity and Capital Resources

     We have funded our activities primarily with the proceeds raised through privately placed drilling programs and our private sale of our equity and debt securities. These private placements primarily were made through a network of independent broker dealers. Since 1992, we have raised approximately $217 million through the private placements of interests in 29 drilling programs. Additionally, we have raised $58.7 million through the issuance of our debt securities and $52.2 million through the issuance of our equity securities. In our drilling programs, we fund the costs associated with acreage acquisition and the tangible portion of drilling activities, while investors in the drilling programs fund all intangible drilling costs.

     Cumulatively, a total of $105.6 million has been raised during fiscal years 2001, 2000 and 1999 through the private placements of interests in our drilling programs. For the fiscal year ended December 31, 2001, we have not privately placed any of our debt or equity securities. Cumulatively, we raised approximately $32.3 million in 2000 and 1999 through the private placement of our debt securities and $15.3 million in 2000 and 1999 primarily related to the exercise of warrants for our common stock.

     Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $32.9 million at December 31, 2001. This commitment varies pro rata with the amount of funds raised through our drilling funds.

     We are obligated to make equal annual deposits to a bond sinking fund for certain debentures. These deposits include U.S. treasury bonds with maturity dates prior to the maturity date of the related debenture. The estimated annual sinking fund requirements disclosed below are calculated using U.S. treasury bond pricing as of December 31, 2001. The holders of debentures may annually ask us to redeem up to 10% of the original amount we issued. The following tables present our contractual obligations due by period and other commitments by period.

     The contractual obligations table below assumes the maximum amount is tendered each year, net of the effects of the sinking fund requirements. The table does not give effect to the conversion of any bonds to stock which would reduce payments due.

                                                                            Payments due by period
             Contractual Obligations                                Less Than         1-3           4-5           After
             as of December 31, 2001                   Total          1 Year         Years         Years         5 Years

Debentures - net of Sinking Fund
  Requirements                                       $24,085,330     $ 1,527,018   $ 4,491,174   $ 3,615,026    $14,452,112
Debenture Sinking Fund Requirements                   34,053,370       3,220,352     7,031,566     7,907,714     15,893,738
Other long-term debt                                     421,912         392,721        29,191             -              -
Leases                                                 1,073,693         229,677       338,036       311,372        194,608
                                                     -----------     -----------   -----------   -----------    -----------
Total                                                $59,634,305     $ 5,369,768   $11,889,967   $11,834,112    $30,540,458
                                                     -----------     -----------   -----------   -----------    -----------

     For partnerships formed before 1998, the repurchase price is computed as the original capital contribution of the investor reduced by the greater of (1) cash distributions we made to the investor, or (2) 10% for every $1.00 which the oil price at the repurchase date is below $13.00 per barrel adjusted by the consumer price index changes since the programs formation. For programs formed 1998 and later, the repurchase price cannot exceed the present value of the program's proved reserves. If we purchase interests in drilling programs, we receive the pro rata share of the reserves and related future net cash flows. The table below presents the repurchase commitment associated with 20 drilling programs, giving no effect to any reserve value that is acquired in repurchase.

                                                             Amount of repurchase commitment per period
               Other Commitments                                     Less Than        1-3           4-5           After
             as of December 31, 2001                   Total          1 Year         Years         Years         5 Years

Partnership repurchase commitments

  Pre-1998 partnerships without present              $ 48,502,432    $ 1,033,145   $ 44,191,538   $          -   $ 3,277,749
    Value limit

  1998 and later partnerships with present
    value limit                                       101,966,839              -              -     46,988,321    54,978,518
                                                     ------------    -----------   ------------   ------------   -----------
Total                                                $150,469,271    $ 1,033,145   $ 44,191,538   $ 46,988,321   $58,256,267
                                                     ------------    -----------   ------------   ------------   ------------

     During the year ended December 31, 2001, our liquidity decreased from working capital of $10.3 million at December 31, 2000 to a working capital deficit of $8.9 million at December 31, 2001. This decrease substantially resulted from $16.9 million we expended for acquisition, exploration and development of our oil and gas properties. The major portion that we spent was for our Powder River and Washakie Basin projects and our interest in east Texas (James Lime and Cotton Valley formations), from which we have received only limited oil and gas revenue. We also incurred $2.7 million to third parties in conjunction with a potential public offering, with $0.8 million of deferred expenses to be deducted from offering proceeds. We expect to file a registration statement to commence our initial public offering after the completion of the SEC's review of our Form 10 filing. Finally, we underestimated costs on certain east Texas turnkey wells we drilled for programs which were in progress at December 31, 2000. The additional costs resulted in additional expenditures of $6.8 million.

Management Plans for 2002

     The Company has incurred a net loss of approximately $21,100,000 during 2001. At December 31, 2001, current liabilities exceeded current assets by approximately $8,800,000 and total liabilities exceeded total assets by approximately $6,400,000.

     The 2001 net loss includes approximately $15,200,000 of non-cash charges including oil and gas properties and drilling rig impairments and recognition of a liability related to the Company's contingent obligation to purchase partnership interests. The oil and gas impairment and contingent repurchase obligation were measured using March 15, 2002 oil and gas prices, which were significantly below prior year prices. During 2001, the Company raised $18.1 million for its drilling programs compared to $46.5 million and $40.9 million in 2000 and 1999, respectively. As a result, the Company's turnkey revenue and total gross profit in 2002 will be less than in 2001 and 2000 and the number of the Company's oil and gas properties developed through partnership arrangements will be reduced.

     In order to improve operations and liquidity and meet its cash flow needs, we have or intend to do the following:

          o    Sold  CJS  Pinnacle  Petroleum   Services,   LLC,  the  Company's
               work-over drilling rig subsidiary for $4.2 million in February 2002 (see Notes C and R).

          o Sell interests in some of our undeveloped oil and gas leases. The Company is currently in extended negotiations for several sales of a portion of its oil and gas interests which it is anticipated will be closed in 2002. Although there are no definitive agreements, the Company has received offers to buy certain of its undeveloped oil and gas leases that have significantly appreciated when compared to their original cost.

          o Raise additional capital through the sale of preferred stock and common stock.

          o Obtain a credit facility based in part on the value of our proven reserves.

          o Continue our privately placed drilling programs, which based on prior experience management anticipates raising approximately $30 million in 2002.

          o Generate turnkey profit and operating cash flow from our turnkey drilling contracts equal to approximately 25% of the total amount of turnkey price.

          o Reduce fixed overhead expenses and primarily conduct development drilling operations in the Company's two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

     As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Turnkey contract revenue and expenses. Turnkey contract revenue decreased $3.9 million in 2001 to $30.1 million, an 11% decrease compared to levels during 2000. The decrease in turnkey revenue resulted from an increase in the estimated costs totaling $6.8 million to complete our drilling obligation relating to the 2000 and 1999 drilling programs. Additionally, turnkey contract expense increased $3.2 million during 2001 to $26 million, a 14% increase compared to 2000. This increase resulted from an increase in drilling and completion activities on behalf of the drilling programs during 2001 compared to 2000. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $46.5 million from our drilling programs during 2000 compared to $40.9 million during 1999.

     Gross profit from turnkey contract revenue and expenses was $4.1 million or 14% in 2001. This compared to gross profit of $11.2 million or 33% in 2000. The decrease in gross profit percentage during 2001 resulted from an increase in the estimated costs totaling $6.8 million to complete our drilling obligation relating to the 2000 and 1999 drilling programs.

     Natural gas and oil sales and costs from marketing activities. Natural gas and oil sales from marketing activities decreased $0.6 million in 2001 to $14.9 million, a 4% decrease compared to 2000. Cost of oil and gas marketing activities decreased $0.5 million in 2001 to $15.3 million, a 3% decrease compared to 2000. These decreases resulted from a decrease in the average prices of natural gas and oil during 2001 compared to 2000. The average price of natural gas and oil marketed and sold during 2001 was $2.29 and $15.49, respectively. This compared to the average price of natural gas and oil marketed and sold during 2000 of $2.57 and $23.70, respectively. This decrease was offset by an increase in natural gas and oil related to our drilling programs being purchased by us at the wellhead and subsequently marketed and sold. Natural gas and oil production allocated to drilling programs totaled 5.1 Bcfe in 2001 compared to 4.1 Bcfe in 2000.

     The gross profit (loss) from marketing activities for 2001 was a $0.4 million loss as well as for 2000. Both losses resulted from a hedging transaction, which expired on March 31, 2001. The total hedging loss incurred by Warren was $0.5 million from January 2001 to March 2001 compared to a hedging loss of $1.6 million for 2000.

     Well services activities. Well services revenue increased $1.3 million in 2001 to $5.6 million, a 30% increase compared to 2000. Well services expense increased $0.4 million in 2001 to $3.5 million, an 11% increase compared to 2000. The increase in well services revenue results from drilling supervision revenue of $0.9 million during 2001 compared to $0.3 million during 2000. Additionally, the increases in revenue and expenses resulted from increases in drilling rig day rates and increased rig utilization during 2001 compared to 2000.

     Gross profit from well services activities was $2.1 million or 37% in 2001. This compared to gross profit of $1.1 million or 26% in 2000. This increase in gross profit percentage during 2001 resulted from drilling and supervision fees of $0.9 million during 2001 compared to $0.3 during 2000. Also, increases in productivity resulted from increases in drilling rig day rates and increased rig utilization during 2001 compared to 2000. Additionally, $1.0 million of well services depreciation expense is included in depreciation, depletion and amortization for 2001 and 2000.

     Natural gas and oil sales and production and exploration expenses. We have interests in natural gas and oil production attributable to our drilling programs. Through and prior to June 30, 2001, virtually all of our production was subordinated to our investors in the drilling programs. Beginning in the third quarter of 2001, we received an additional $0.3 million in natural gas and oil revenue from our interests in production from certain wells in drilling programs formed during 1999 and 2000. Our share of pre-payout production from these programs is generally 25% of the production allocated to these drilling programs.

     Interest and other income. Interest income decreased $0.5 million in 2001 to $2.0 million, a 20% decrease compared to 2000. Primarily, the decrease is attributable to lower interest rates during 2001 than in 2000.

     Net gain (loss) on investments. Net loss on investments was $10 thousand for 2001. Net gain on investments was $0.6 million for 2000. Originally, Warren obtained U.S. treasury bonds, which typically represented less than 1% of Warren's total current assets, to assure the financial capability to repurchase partnership units under the partnership agreements and fund the repayment of outstanding debentures. This obligation was eliminated for the majority of partnership units and debenture holders in 1998. As a result, these escrowed U.S. treasury bonds were released for Warren's unrestricted use and liquidated shortly thereafter.

     Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long term interest rates.

     General and administrative expenses. General and administrative expenses decreased $0.9 million in 2001 to $5.5 million, a 15% decrease compared to 2000. Primarily, this decrease resulted from a decrease in certain pre and post production expenses paid by us for the benefit of the drilling programs. Predominantly, these pre-production expenses represent lease operating expenses incurred prior to the commencement of production. Post production expenses represent repairs to equipment during the first 12 months of production.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $11.4 million in 2001 to $14.5 million, a 372% increase compared to 2000. This increase resulted from depletion and impairment expense of $12.8 million during 2001 compared to $2.3 during 2000. The significant increase in depletion and impairment expense resulted from a significant decrease in energy prices at December 31, 2001 compared to December 31, 2000. Additionally, we recorded a $0.6 million of impairment expense related to the fixed assets of Pinnacle. Lastly, depreciation and depletion related to the Pedco acquisition increased $0.3 million during 2001 compared to 2000. We acquired Pedco on September 1, 2000.

     Interest expense. Interest expense decreased $1.2 million in 2001 to $5.8 million, a 17% decrease compared to 2000. Primarily, the decrease is attributable to an increase in capitalized interest during 2001 compared to 2000. We recorded $2.3 million of capitalized interest during 2001 compared to $1.3 million during 2000. Primarily, capitalized interest relates to our development project in the Washakie Basin.

     Warren financed the acquisition of $6.9 million and $11.6 million of oil and gas properties during 2001 and 2000, respectively. Warren had approximately $54 million in debentures outstanding at December 31, 1999. During 2000, Warren issued approximately $15 million of additional debentures and converted approximately $10 million of debentures into common shares, resulting in an outstanding debenture balance of approximately $59 million at December 31, 2000. During 2001, Warren redeemed approximately $0.9 million in debentures resulting in an outstanding balance of $58.1 million at December 31, 2001.

     Remarketing Obligation. Remarketing obligation expense of $3.3 million was recorded in 2001 based on pricing at March 15, 2002. No remarketing expense was recorded in 2000. As stated above, the determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers compared to the potential repurchase of drilling program units. Significant decreases in natural gas and oil prices at December 31, 2001 lowered the estimated future cash flows when compared to future potential repurchase obligations. As a result, a remarketing liability and a remarketing obligation expense of $3.3 million was recorded in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Turnkey contract activities. Turnkey contract revenue increased $8.6 million in 2000 to $34.0 million, a 34% increase compared to such revenues in 1999. Additionally, turnkey contract expense increased $4.7 million in 2000 to $22.8 million, a 26% increase compared to the level of such costs in 1999. These increases resulted from an increase in drilling and completion activities on behalf of the drilling programs during 2000 compared to 1999. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior periods. We raised $40.9 million from drilling programs during 1999, compared to $20.6 million raised during 1998.

     Gross profit from turnkey contract revenue and expense was $11.1 million, or 33%. This compared to gross profit of $7.3 million, or 29%. The increase in percentage gross profit in 2000 resulted from turnkey revenue related to two drilling programs with no gross profit limitation. The gross profit we earned relating to these two drilling programs was $3.3 million, or 51.7%.

     Natural gas and oil sales and costs from marketing activities. Natural gas and oil sales from marketing activities did not commence until January 1, 2000. There were no such sales during 1999. The gross profit from marketing activities for the year ended December 31, 2000, was a $0.4 million loss, due primarily to a hedging loss of $1.6 million.

     Well services activities. Well services revenue increased by $1.7 million in 2000 to $4.3 million, a 65% increase compared to 1999. Well services expense increased $1.8 million in 2000 to $3.2 million, a 134% increase compared to 1999. This increase resulted from a significant change in the customer base. During 2000, our drilling subsidiary customer base was 95% unaffiliated third parties and 5% affiliated drilling programs. During 1999, the customer base was 51% unaffiliated third parties and 49% affiliated drilling programs. As a result, well services revenue and expense related to affiliated drilling programs was eliminated through consolidation entries.

     Interest and other income. Interest income increased $0.8 million in 2000 to $2.5 million, a 50% increase compared to such income in 1999. Primarily, the increase is attributable to a higher average cash and cash equivalent balance during 2000 than in 1999.

     Net gain (loss) on investments. Net gain on investments was $0.6 million for 2000. Net loss on investments was $1.1 million for 1999. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Primarily, fluctuations in net gain or loss on investments result from changes in interest rates.

     General and Administrative. General and administrative expenses increased $1.9 million in 2000 to $6.4 million, a 43% increase compared to 1999. Primarily, this increase resulted from an increase in certain pre-production and post-production expenses paid by us for the benefit of our drilling programs. Such expenses were $3.6 million and $2.1 million in 2000 and 1999, respectively. Additionally, this increase resulted from increased commissions of $0.7 million paid to broker dealers selling a higher amount of drilling programs and debentures during 2000 as compared to amounts sold in 1999. Additionally, Pedco was acquired on September 1, 2000, with general and administrative expenses relating to Pedco totaling $0.2 million during 2000.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $6.1 million in 2000 to $3.1 million, a 67% decrease compared to 1999. Primarily, depreciation, depletion and amortization was lower in 2000 due to impairment expense totaling $7.8 million during 1999 compared to $1.9 million during 2000.

     Interest expense. Interest expense increased $1.2 million in 2000 to $7.0 million, a 20% increase compared to 1999. Additionally, we recorded $1.3 million of capitalized interest during 2000 and no capitalized interest in 1999. Primarily, the increase is attributable to a higher average debenture balance during 2000 compared to 1999. The average debenture balance was $56.6 million during 2000 compared to $41.7 million during 1999. Additionally, interest expense related to escrowed cash in drilling programs increased during 2000 compared to 1999. We raised $46.5 million from our drilling programs during 2000 compared to $40.9 million raised in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Turnkey contract activities. Turnkey contract revenue increased by $1.2 million in 1999 to $25.4 million, a 5% increase compared to the level of such revenue in 1998. Turnkey contract expense decreased $2.2 million in 1999 to $18.1 million, an 11% decrease compared to such costs in 1998. These nominal fluctuations resulted from relatively flat drilling and completion activities on behalf of our drilling programs when comparing the level of 1999 activities to 1998 activities. Gross profit from turnkey contract revenue and expense was $7.3 million or 29% in 1999. This compares to gross profit of $3.8 million or 16% in 1998. The increase in gross profit percentage during 1999 resulted from $3.2 million of intangible drilling costs recorded in 1998 that did not reduce our turnkey obligation. This resulted from a change in estimated costs to complete certain wells. As a result, no turnkey revenue was recognized relating to these turnkey expenses.

     Well services revenue. The acquisition of a controlling interest in our well services company did not occur until January 1, 1999.

     Interest and other income. Interest income decreased by $0.8 million in 1999 to $1.6 million, a 33% decrease compared to levels in 1998. Primarily, the decrease is attributable to a lower average balance of investments in U.S. treasury bonds-available for sale during 1999 compared to 1998. The average balance of U.S. treasury bonds-available for sale was $8.7 million during 1999 compared to $17.5 million during 1998. The significant decrease in the average balance of U.S. treasury bonds-available for sale resulted from the release to us during December 1998 of U.S. treasury bonds from escrowed accounts by our drilling programs and debenture holders.

     Net gain (loss) on investments. Net loss on investments was $1.1 million for 1999. Net gain on investments was $5.5 million for 1998. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. The significant gain recorded in 1998 resulted from the release to us during December 1998 of $76.6 million face amount of U.S. treasury bonds-available for sale with a fair market value of $29.1 million. During December 1998, these U.S. treasury bonds were released from an escrowed account for the drilling programs and debenture holders. This transaction resulted in a $4.7 million realized and unrealized gain on investments in December 1998.

     General and Administrative. General and administrative expenses increased $0.6 million in 1999 to $4.5 million, a 14% increase compared to levels in 1998. Primarily, this resulted from an increase in certain pre and post-production expenses paid by us for the benefit of our drilling programs. Such expenses were $2.1 million and $1.1 million in 1999 and 1998, respectively. This increase was offset by a decrease in commissions and exchange offer expenses. Such expenses were $1.2 million paid to broker dealers in 1999 compared to $1.6 million in 1998.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $1.0 million in 1999 to $9.2 million, a 13% increase compared to 1998. This increase resulted from increases in depletion of oil and gas properties of $0.5 million and from depreciation of $0.5 million relating to our drilling subsidiary which was acquired during 1999. The majority of the balance represented impairment expense totaling $7.8 million in 1999 and 1998.

     Interest expense. Interest expense increased by $1.1 million in 1999 to $5.8 million, a 24% increase compared to 1998. Primarily, this increase is attributable to a higher average debenture balance during 1999 as compared to the balance in 1998. The average debenture balance was $45.8 million during 1999 compared to $35.5 million during 1998.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our natural gas and oil production. Realized commodity prices received for our production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of price volatility are discussed in the above "Risk Factors" and volatility is expected to continue. Below is a description of the financial instruments we have used to reduce our exposure to commodity price risk. Since March 31, 2001, we have not employed any commodity hedges, derivatives or embedded derivatives, although we may do so in the future.

     During periods through March 31, 2001, we entered into participating collars to hedge natural gas production through March 31, 2001. Below is a summary of the collar arrangements from May 1, 2000 to March 31, 2001. The participating collars were designated as hedges, and realized losses were recognized in marketing revenues when the associated production occurred.

     We hedged approximately 180,000 Mcf per month for eleven months with a floor price of $2.50 per Mcf and a ceiling price of $3.55 per Mcf. These participating collars closed with our recording a loss of approximately $2.1 million or $1.21 per Mcf produced for the eleven months referred to above.

     Our adoption of SFAS No. 133, as amended, is discussed in Note A to our consolidated financial statements.

     Interest Rate Risk. Warren holds investments in U.S. treasury bonds-available for sale, which represent securities held in escrow accounts on behalf of the drilling programs and purchasers of certain debentures. Additionally, Warren holds U.S. treasury bonds-trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts. The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.

     Financial Instruments & Debt Maturities. Our financial instruments consist of cash and cash equivalents, U.S. treasury bonds, accounts receivable, hedging contracts and other long term liabilities. The carrying amounts of cash and cash equivalents, U.S. treasury bonds, accounts receivables and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of our convertible debt approximates face value.

Inflation and Changes in Prices

     The general level of inflation affects our costs. Salaries and other general and administrative expenses are impacted by inflationary trends and the supply and demand of qualified professionals and professional services. Inflation and price fluctuations affect the costs associated with exploring for and producing natural gas and oil, which have a material impact on our financial performance.

Income Taxes

     We follow the provisions of SFAS No. 109, "Accounting for Income Taxes," which provides for recognition of a deferred tax liability or asset for deductible temporary timing differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion, and amortization of intangible drilling costs and our investment basis in oil and gas partnerships.

     As of December 31, 2001, we had a net operating loss carryforward of approximately $38 million and no alternative minimum tax credit carry forward. Our net operating loss carryforwards expire in 2012 and subsequent years.

                                  RISK FACTORS

     You should carefully consider the risks described below in evaluating our business. Please keep these risks in mind when reading this annual report, any of our other public filings or any of our press releases, including any forward-looking statements appearing in this annual report. See "Forward-Looking Statements." If the events described in any of the following risks actually occur, our business, financial condition or results of operations would likely suffer materially.

                          Risks Related to Our Business

Reserve estimates depend on many assumptions, the material adverse inaccuracy of which will materially reduce the quantities and present value of our reserves.

     This annual report contains estimates of our proved natural gas and oil reserves and the estimated future net revenues from these reserves. These estimates are based upon various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, ownership and title, taxes and the availability of funds. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Further, potential for future reserve revisions, either upward or downward, is significantly greater than normal because most of our reserves are undeveloped.

     Actual natural gas and oil prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this registration statement. A reduction in natural gas and oil prices, for example, would not only reduce the value of proved reserves, but probably would also reduce the amount of natural gas and oil that could be economically produced, thereby reducing the quantity of reserves. We may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas prices and other factors, many of which are beyond our control.

     As of December 31, 2001, approximately 97% of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. We may not be able to raise the capital we need to develop these proved reserves. Most of these proved reserves are located in the Wilmington Field in the Los Angeles Basin in California where drilling activities have been suspended since late 1999. Further delays or an unfavorable resolution of our dispute with our joint venture partner in this field could result in a downward revision of our proved reserves. See, "Item 3-Legal Proceedings."

     You should not assume that the present value of future net revenues referred to in this registration statement is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by natural gas and oil purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of our natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it reflect discount factors used in the marketplace for purchase and sale of oil and gas properties. Conditions in the oil and gas industry and oil and gas prices will affect whether the 10% discount factor accurately reflects the market value of our estimated reserves.

We may be unable to continue to obtain needed financing on satisfactory terms to successfully continue operations and grow.

     Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties and to acquire additional properties. We have projected these capital expenditures to be approximately $22.5 million for 2002 and $34.0 million for 2003. Historically, we have financed our capital expenditures primarily through the drilling programs that participate in the exploration, drilling and development of the projects, and to a lesser extent through debt financing. We intend to continue financing these capital expenditures through drilling programs, the issuance of debt and equity securities, cash flow from operations or a combination of these methods. Future cash flows and the availability of financing will be subject to a number of variables, such as:

               o    the success of our coalbed  methane  project in the Washakie
                    Basin;

               o    our success in locating and producing new reserves;

               o    the level of production from existing wells; and

               o    prices of natural gas and oil.

     Additional financing sources may be required in the future to fund our developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Debt financing could lead to:

               o a substantial portion of our operating cash flow being dedicated to the payment of principal and interest;

               o our being more vulnerable to competitive pressures and economic downturns; and

               o    restrictions on our operations.

     We incurred a net loss of $21.1 million during 2001. As of December 31, 2001, current liabilities exceeded current assets by $8.9 million and total liabilities exceeded total assets by $6.4 million. Such loss and working capital deficiency may materially adversely affect our ability to obtain financing. Financing may not be available in the future under existing or new financing arrangements, or we may not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we may be forced to curtail our drilling, acquisition and other activities or be forced to sell some of our assets on an untimely or unfavorable basis, which would have an adverse affect on our financial condition and operating results.

Our future growth depends heavily on development of properties in the Washakie Basin in which we own interests.

     Our future growth plans rely heavily on establishing significant production and reserves in the Washakie Basin. Proved reserves cannot be attributed to the Washakie Basin until production begins. Currently, there are no producing wells in this basin. We cannot be sure, however, that our planned projects in the Washakie Basin will lead to significant production or that we will be able to drill productive wells at anticipated finding and development costs due primarily to financing and environmental uncertainties. Any reduction in our drilling and development plans for the Washakie Basin could result in our failure to replace or add reserves and materially adversely affect our financial condition and results of operations.

     An inability to obtain financing at acceptable rates could prevent us from developing the Washakie Basin. Furthermore, environmental restrictions in this area could prevent us from developing this acreage as planned. The BLM has begun preparation of an EIS, which involves a series of scientific studies, surveys and public hearings and formulation of a plan for drilling and production in the Washakie Basin. This study is currently targeted for completion in the second quarter of 2003. Our current drilling in this basin, along with our projected drilling in 2002, is being conducted under an interim drilling policy of the BLM, under which up to a total of 200 wells can be drilled in this basin, 165 of which have been allocated to us. If public opposition to continued drilling in this basin or other regulatory complications occur, the environmental impact statement may not be completed during 2003, or could cause the BLM to severely restrict or prohibit drilling on a more permanent basis. This could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing our property interests in the Washakie Basin as planned. We cannot predict the future timing or outcome of the environmental impact statement. Delays could severely limit our operations there or make them uneconomic. This could impede our growth, as this is the area in which we intend to undertake significant activity in order to increase our production and reserves.

If we are unable to settle our disagreements with our joint venture partner in the Wilmington Field, the value of our interest there or realization of that value could be significantly diminished or delayed.

     A majority, approximately 94%, of the estimated present value of our proved reserves at December 31, 2001 are attributable to our interests in the Wilmington Field near Los Angeles, California. Our operations in this field to date have been governed by a joint venture agreement and the purchase and sale agreement with Magness Petroleum Company, which requires a substantial degree of coordination and cooperation with Magness. Our business relationship with Magness has been characterized by significant discord and litigation, and no drilling or development operations have taken place in this field since November 1999. See "Item 3--Legal Proceedings." The ultimate outcome of this litigation, which is continuing, could affect our ownership interest in the Wilmington Field or its value. Continued delays in conducting drilling operations in the Wilmington Field due to litigation with Magness is likely to affect the realization of the value of our interests in that field because most of our proved reserves in this field are undeveloped and require further drilling to become producing reserves. We believe that any subsequent findings will not have a significant adverse effect on our financial position or operations.

Defects in the title to any of our natural gas and oil interests could result in the loss of some of our oil and natural gas properties or portions thereof or liability for losses resulting from defects in the assignment of leasehold rights.

     We obtain interests in natural gas and oil properties with varying degrees of warranty of title such as general, special quitclaim or without any warranty. We acquired our interest in the Wilmington Field from an independent operator who acquired the interest directly from Exxon Corporation with no warranty of title at all and no representation as to the percentage working interest or net revenue interest being transferred. We have acquired no title opinion as to the interests we own in that field, which may ultimately prove to be less than the interests we believe we own. Losses in this field may result from title defects or from ownership of a lesser interest than we assume we acquired or from the assignment of leasehold rights by us to our drilling programs. In other instances, title opinions may not be obtained if in our discretion it would be uneconomical or impractical to do so. This increases the possible risk of loss and could result in total loss of properties purchased. Furthermore, in certain instances we may determine to purchase properties even though certain technical title defects exist if we believe it to be an acceptable risk under the circumstances.

The marketability of our production is dependent upon factors over which we have no control.

     The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened in our coalbed methane operations where this infrastructure is less developed than in our traditional oil and gas operations. For example, there is no existing pipeline in the southern portion of the Washakie Basin. Therefore, if drilling results are positive in the entire length of the Washakie Basin, an entirely new gathering system would need to be built to handle the potential volume of gas produced at a cost of approximately $10.0 million, which would likely require Warren to seek the assistance of a substantial pipeline company to finance and construct such a system. In our traditional oil and gas operations, we generally only have to tie in to existing pipelines at a cost of less than $250,000, which can be completed in a number of weeks.

     Any significant change in market factors affecting these infrastructure facilities could adversely impact our ability to deliver the natural gas and oil we produce to market in an efficient manner, or its price and, in some cases, we may be required to shut-in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. We deliver natural gas and oil through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market natural gas and oil is affected and also may be harmed by:

               o the lack of pipeline transmission facilities or carrying capacity;

               o    federal  and  state   regulation  of  natural  gas  and  oil
                    production;

               o    federal and state transportation, tax and energy policies;

               o    changes in supply and demand; and

               o    general economic conditions.

Leverage materially affects our operations.

     As of December 31, 2001, our long-term debt was approximately $58 million, substantially all of which consists of debentures we have issued from time to time with due dates ranging from August 31, 2002 through December 31, 2022. At December 31, 2001, the ratio of our debt to equity was negative and at the same date, the ratio of our debt to total assets was 0.61 to 1.0. At August 31, 2002, approximately $600,000 of debentures become due, with the next series of debentures not becoming due until year-end 2007. Additionally, we are required to make sinking fund payments on $45.7 million principal amount of our outstanding debentures, with sinking fund payments of $3.2 million by the end of 2002 and $3.4 million by the end of 2003. We are also contingently obligated to repurchase 10% of our outstanding bonds annually. See the next risk factor below. Although we believe we can meet these requirements through December 31, 2002, we may not have sufficient funds to make repayments or sinking fund payments throughout all future maturities.

     Our level of debt affects our operations in several important ways, including the following:

               o a large portion of our net cash flow from operations has been used to pay interest on borrowings;

               o the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

               o the covenants contained in the agreements governing our debt may affect our flexibility in planning for and reacting to changes in business conditions;

               o a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

               o our leveraged financial position may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

     In addition, we may significantly alter our capitalization in order to make future acquisitions or develop our properties. These changes in capitalization may significantly increase our level of debt. A higher level of debt increases the risk that we may default on our debt obligations. Our ability to meet debt obligations and to reduce our level of debt depends on our future performance.

     If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance the debt or repay the debt with the proceeds of an equity offering. We may not be able to generate sufficient cash flow to pay the interest or principal when due on our debt. We may be unable to sell public debt or equity securities or do so on acceptable terms to pay or refinance the debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our market value and operations performance at the time of the offering or other financing. Any such offering or refinancing may not be successfully completed.

Our substantial contingent obligations to repurchase 10% of our outstanding bonds annually and to repurchase drilling program interests could strain our financial resources and adversely affect our future financial condition.

     Holders of our $58 million of outstanding convertible debentures and sinking fund debentures are entitled each year to tender up to 10% of the original aggregate face amount of each series of debentures for repurchase by us at their face amount. Up to $4.4 million can be tendered in 2002 and $6.2 million in 2003.

     Furthermore, as of December 31, 2001, under the terms of 13 of our drilling programs formed before 1998, investors have the right to require us to repurchase their interests in each program for a formula price either seven years from the date of a partnership's formation, or between the 15th and 25th anniversary of their formation. As of December 31, 2001, our potential repurchase obligations which mature between 2002 and 2007 for such programs approximate up to $45.2 million and for those maturing in 2008 or beyond approximate up to $3.3 million. For the drilling programs formed before 1998, the repurchase price is the amount of an investor's original capital contribution reduced by the greater of:

               o    cash   distributions   made  to  the  investor  through  the
                    repurchase date, or

               o 10% for every $1.00 by which the then current oil price is below $13.00 per Bbl, adjusted by CPI changes since the program's formation.

     Furthermore, as of December 31, 2001, under the terms of 7 of our drilling programs formed during and after 1998, investors have the right to require us to repurchase their interests in each program for a formula price either seven years from the date of a partnership's formation, or between the 15th and 25th anniversary of their formation. As of December 31, 2001, our potential repurchase obligations which mature between 2002 and 2007 for such programs approximate up to $47.0 million and for those maturing in 2008 or beyond approximate up to $55.0 million. For the drilling programs formed in 1998 and thereafter, the repurchase price is the amount of an investor's original capital contribution reduced by the greater of:

               o    cash   distributions   made  to  the  investor  through  the
                    repurchase date, or

               o 10% for every $1.00 by which the then current oil price is below $13.00 per Bbl, adjusted by

               o    CPI changes since the program's formation.

     However, under no circumstances will the repurchase price for interests in programs formed in 1998 and thereafter exceed the present value of the program's future net revenues from proved reserves.

     As of December 31, 2001, we have made aggregate cash distributions to investors in the drilling programs of approximately $49.2 million. A portion of our repurchase obligations is secured by $1.6 million market value of treasury securities held by an independent trustee.

     A reduction in production or oil and/or gas prices, which prices have fallen since year-end 2000, could result in our recording liabilities for our repurchase obligations and might result in our having to repurchase certain drilling program interests if tendered by investors. At December 31, 2001, original capital contributions of program investors exceeded cash distributions made to that date by $1.0 million in programs whose repurchase right mature in 2002, by $4.4 million for programs whose rights mature in 2003 and by $16.7 million for programs whose rights mature in 2004. Depending upon the amount of cash distributions to investors in our programs prior to the repurchase obligation dates and the number of investors who tender their interests for repurchase as their tender rights become available, a significant amount of funds may be required for such repurchases, which could put a strain upon our financial resources and otherwise affect our ability to execute upon our business plan.

We may face significantly increasing water disposal costs in our coalbed methane drilling operations.

     The DEQ has restrictive regulations applying to the surface disposal of water produced from our coalbed methane drilling operations. We typically obtain permits to use surface discharge methods to dispose of water when the groundwater produced from the coal seams will not exceed surface discharge permit limitations. Surface disposal options have volumetric limitations and require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Alternative methods to surface disposal of water are more expensive. These alternatives include installing and operating treatment facilities or drilling disposal wells to re-inject the produced water into the underground rock formations adjacent to the coal seams or lower sandstone horizons. When we are unable to obtain the appropriate permits for surface disposal or applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water significantly increases. For example, the approximate cost to dispose of produced water on the surface is $0.01 per barrel, into temporary reservoirs is $0.04 per barrel and into water disposal wells is $0.10 per barrel. These costs could have a material adverse effect on some of our operations in this area, including potentially rendering future production and development in these affected areas uneconomic.

     Based on our experience with coalbed methane gas production in the Powder River Basin, we believe that permits for surface discharge of produced water in that basin as well as the Washakie Basin will become more and more difficult to obtain. Furthermore, the state of Montana, in which some of our interests in the Powder River Basin are located, has recently indicated that it does not intend to allow surface discharge of produced water. Therefore, we will have to use injection wells at all of our Montana operations. In Wyoming, produced water is currently injected at three wells and we have obtained permits to drill six more of these underground injection wells. We expect the costs to dispose of produced water to continue to increase and may increase significantly.

If we pursue acquisitions and are unsuccessful at either completing the acquisitions or if completed, realizing benefits, we may suffer losses.

     We may pursue acquisitions of businesses or assets of businesses. These businesses may operate in areas or markets in which we may not have any experience. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Completion of acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. The acquisition of properties that are substantially different in operating or geologic characteristics or geographic locations from our existing properties, with which we have less experience, could change the nature of our operations and business. We may issue stock that would dilute our current stockholders' percentage ownership in connection with an acquisition. We have limited experience in acquisition activities and may have to devote substantial time and resources to complete any potential acquisitions. In addition, if adequate funds are not available to us on reasonable terms, we may be unable to take advantage of acquisition opportunities.

     If the attention of our management team is diverted toward pursuing acquisitions and integrating any acquired business, they will have less time to devote to managing current operations and developing new operations relating to current assets. Achieving the expected benefits from any acquisition will depend in part on the integration of operations, business cultures and personnel in a timely and efficient manner to minimize the risk that the acquisition will result in the loss of key employees and to minimize the diversion of the attention of management. Any completed acquisition or failure to successfully integrate a newly acquired business could result in the loss of our investment, which could be substantial. Moreover, even successful acquisitions may involve investment related expenses and amortization of acquired assets that could adversely affect our operating results.

Our coalbed methane operations could be adversely affected by abnormally poor weather conditions.

     Our coalbed methane operations are conducted in areas subject to extreme weather conditions and often in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions. Unusually severe weather could further curtail these operations, including drilling of new wells or production from existing wells, and depending on the severity of the weather, could have a material adverse effect on our financial condition and results of operations.

As general partner of limited partnerships and co-venturer in joint ventures, we are liable for various obligations of those partnerships and joint ventures.

     We  currently  serve  as  the  managing   general  partner  of  20  limited
partnerships and participate in four joint ventures as a result of our sponsorship of drilling programs. As general partner or co-venturer, we are contingently liable for the obligations of the partnerships or joint ventures, as applicable, including responsibility for their day-to-day operations, and liabilities which cannot be repaid from partnership or venture assets, insurance proceeds or indemnification by others. In the future, we might be exposed to litigation in connection with partnership or joint venture activities, or find it necessary to advance funds on behalf of certain partnerships or joint ventures to protect the value of the natural gas and oil properties by drilling wells to produce undeveloped reserves or to pay lease operating expenses in excess of production. These activities may adversely affect our financial condition. See "Items 1 and 2-Business and Properties-Drilling Programs."

Our role as general partner of limited partnerships and co-venturer in joint ventures may result in conflicts of interest, which may not be resolved in the best interests of Warren or its stockholders.

     Our role as general partner of limited partnerships and co-venturer in the joint ventures may result in conflicts of interest between the interests of those entities and our stockholders. For example, we plan to continue contributing natural gas and oil wells to the various drilling programs we have sponsored. The allocation of those wells to the drilling programs may give rise to a conflict of interest between our interests and the interests of the partners or co-venturers in our drilling programs. The resolution of these conflicts may not always be in our best interests.

The loss of our chief executive officer or other key management and technical personnel or our inability to attract and retain experienced technical personnel could adversely affect our ability to operate.

     We depend to a large extent on the efforts and continued employment of Norman F. Swanton, our chief executive officer and chairman, James C. Johnson, Jr., our executive vice president, Timothy A. Larkin, a senior vice president and our chief financial officer, and other key management and technical personnel. The loss of the services of Messrs. Swanton, Johnson, Larkin or other key management and technical personnel could adversely affect our business operations. We maintain key person life insurance on Messrs. Swanton, Johnson and Larkin but not on other key management and technical personnel.

     The success of our development, exploration and production activities depends, in part, on our ability to attract and retain experienced petroleum engineers, geologists and other key personnel. From time to time, competition for experienced engineers and geologists is intense. If we cannot retain these personnel or attract additional experienced personnel, our ability to compete in the geographic regions in which we conduct our operations could be harmed.

Hedging activities may result in losses or limit our potential gains.

     While we have not had any hedging arrangements in place to reduce our exposure to fluctuations in the prices of natural gas and oil since March 31, 2001, we may enter into long-term gas contracts and hedging arrangements in the future. These hedging arrangements would expose us to risk of financial loss if certain events were to occur, including the following:

               o    our production is lower than expected;

               o the difference between the underlying price in the hedging agreement and actual prices received is higher or lower than expected;

               o the other parties to the hedging contracts fail to perform their contract obligations; or

               o a sudden unexpected event materially impacts natural gas or oil prices.

     In addition, these hedging arrangements may limit the benefit we would receive from increases in oil or natural gas prices. Furthermore, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than other competitors who engage in hedging arrangements. The hedging arrangements we entered into prior to March 31, 2001 resulted in substantial financial losses to us. We cannot guarantee the success of any long-term gas contracts or hedging arrangements we may enter into in the future.

We are subject to litigation risks that may not be covered by insurance.

     In the ordinary course of business, we become subject to various claims and litigation. The material litigation we are currently involved in is summarized in "Item 3-Legal Proceedings." We maintain insurance to cover potential losses and we are subject to various self-retentions and deductibles under our insurance. It is possible, however, that judgments could be rendered against us that exceed policy limits or, in cases in which we could be uninsured, beyond the amount that we currently anticipate incurring for such matters.

                   RISKS RELATING TO THE OIL AND GAS INDUSTRY

Natural gas and oil prices fluctuate widely and a decrease in natural gas or oil prices will adversely affect our financial results.

     Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Declines in the prices of, or demand for, natural gas and oil may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. A decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. NYMEX pricing for natural gas ranged from $2.13 to $10.10 per MCF during 2000 and from $1.91 to $9.82 per MCF during 2001. NYMEX pricing for oil ranged from $23.70 to $37.80 per Bbl during 2000 and from $17.45 to $32.19 per Bbl during 2001. Among the factors that can cause this fluctuation are:

               o    domestic and worldwide supplies of natural gas and oil;

               o    market expectations about future prices;

               o    the availability of pipeline capacity;

               o political conditions in natural gas and oil producing regions;

               o    overall economic conditions;

               o    domestic and foreign governmental regulations and taxes;

               o    the price and availability of alternative fuels;

               o    weather conditions; or

               o levels of production, and other activities of OPEC members and other oil and natural gas producing nations.

We may not be able to replace, maintain or expand our reserves.

     In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration, development and enhancement activities or in acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

     To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves and we may not be able to drill productive wells at acceptable costs.

Oil and gas exploration and development is a high-risk activity.

     Our future success depends largely on the success of our exploratory and development drilling activities, which involve numerous risks, including the risk that we will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

               o    unexpected drilling conditions;

               o    pressure or geologic irregularities in formations;

               o    equipment failures or accidents;

               o    pipeline and processing interruptions or unavailability;

               o    production allocations;

               o    adverse weather conditions;

               o    lack of market demand;

               o    government regulations;

               o shortages or delays in the availability of drilling rigs and the delivery of equipment; and

               o    force majeure.

     Our future drilling activities may not be successful. Our drilling success rate overall and within a particular area could decline. We could incur losses by drilling unproductive wells. Also, we may not be able to obtain any options or lease rights in potential drilling locations. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or that we will produce natural gas or oil from them or from any other potential drilling locations. Shut-in wells, curtailed production and other production interruptions may negatively impact our business and result in decreased revenues.

Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do.

     We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:

               o acquiring desirable producing properties or new leases for future exploration;

               o    marketing our natural gas and oil production;

               o    integrating new technologies; and

               o acquiring the equipment and expertise necessary to develop and operate our properties.

     Many of our competitors have financial, managerial, technological and other resources substantially greater than ours. These companies may be able to pay more for exploratory prospects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. To the extent our competitors are able to pay more for properties than we are, we will be at a competitive disadvantage. Further, many of our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

     Exploration for and exploitation, production and sale of oil and gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs are significant. Further, these laws and regulations, particularly in the Rocky Mountain region, could change in ways that substantially increase our costs and associated liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. Matters subject to regulation include:

               o    water discharge permits for drilling operations;

               o    drilling permits;

               o    drilling bonds;

               o    spacing of wells;

               o    unitization and pooling of properties;

               o    air quality;

               o    rights of way;

               o    environmental protection;

               o    reports concerning operations; and

               o    taxation.

Under these laws and regulations, we could be liable for:

               o    personal injuries;

               o    property damage;

               o    oil spills;

               o    discharge of hazardous materials;

               o    well reclamation costs;

               o    remediation and clean-up costs; and

               o    other environmental damages.

See "Items 1 and 2-Business and Properties-Government Regulation" for a more detailed discussion of laws affecting our operations.

Shortages  of  rigs,  equipment,   supplies,  and  personnel  may  restrict  our
operations from time to time.

     If domestic drilling activity increases, particularly in the fields in which we operate, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These shortages could be intense. If shortages do occur, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

We do not insure against all potential operating risks and loss. We could be seriously harmed by unexpected liabilities.

     Our operations are subject to hazards and risks inherent in drilling for, producing and transporting natural gas and any of these risks can cause substantial losses resulting from:

               o    injury or loss of life;

               o damage to and destruction of property, natural resources and equipment;

               o    pollution and other environmental damage;

               o    regulatory investigations and penalties;

               o    suspension of our operations; and

               o    repair and remediation costs.

     As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

                 RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our inability to obtain waivers or releases of preemptive rights from some of our current and former stockholders in connection with previous issuances of securities may subject us to liability for damages.

     Because we were incorporated in New York before February 1998 and our certificate of incorporation does not deny shareholders preemptive rights, our shareholders have preemptive rights in connection with certain issuances of our securities, unless certain exceptions applied. Generally, if applicable, preemptive rights entitle a shareholder to subscribe to a proportionate part of a new issue of stock, securities convertible into stock or rights to acquire stock. On numerous occasions between 1992 and 2000, we issued common stock, warrants and convertible bonds. We may not have informed our shareholders regarding their preemptive rights under New York law, if not exempt or otherwise waived, relating to these offerings.

     We have obtained written waivers or releases from shareholders who, collectively, represented a majority of the outstanding shares as of December 31, 2000, and owned shares for many years before then. We have not determined whether or not we will seek additional waivers. If we do determine to seek such waivers, we are uncertain whether or not we will be able to obtain waivers from a substantial additional number of those persons or entities who owned our stock at the time of the issuances of securities between 1992 and 2000.

     A shareholder who has not waived his or her preemptive rights with respect to our offering of securities that were not otherwise exempt may have a right to bring an action for damages against us. If claims are made and are successful, damages could be assessed against us. Our financial condition could be materially adversely affected if any such assessment involves substantial damages.

Our failure to register our common stock when the number of our shareholders exceeded 500 exposes us to potential liability under the securities laws.

     Because the number of our shareholders for purposes of Section 12(g) of the Securities Exchange Act of 1934 exceeded 500 as of December 31, 1999, we were required to register our shares of common stock pursuant to Section 12(g) in the beginning of 2000. We did not become aware of the fact that our shareholders exceeded 500 for purposes of Section 12(g) until June 2001. We filed our registration statement on Form 10 to register our common stock pursuant to
Section 12(g) with the Securities and Exchange Commission on October 26, 2001 that became effective on December 25, 2001. It is possible that administrative proceedings or civil lawsuits could be brought against us, and our financial condition could be materially affected, if any such proceeding or lawsuit were successful and resulted in an award of substantial damages.

No public trading market exists for our common stock.

     There is no public trading market for our common stock and there can be no assurance that a trading market will ever develop. We cannot predict nor control the extent to which a trading market will develop or how liquid such a market may become. Shares of our common stock may only be resold if they are registered with the SEC or if they are sold pursuant to an exemption from registration.

The number of shares eligible for future sale or which have registration rights could adversely affect any future market that develops for our common stock.

     If a public market for our shares should develop, sales of substantial amounts of our common stock in such a public market or the perception that a large number of shares are available for sale could depress any market price for our common stock. As of December 31, 2001, there were approximately 17,537,579 shares of common stock outstanding and 7,009,939 shares of common stock issuable upon the exercise of outstanding options and conversion of our convertible debt. Additionally, the compensation committee had approved the grant of 4,415,613 options pursuant to the 2000 Equity Plan for Employees of Pedco, 2001 Stock Incentive Plan and the 2001 Key Employee Stock Incentive Plan, which plans are subject to shareholder approval. Pursuant to Rule 144 under the Securities Act, commencing March 26, 2002, which was 90 days following the effectiveness of our Form 10 registration statement, up to approximately 9,666,547 shares of our common stock can be sold under Rule 144 and 7,871,032 shares including 6,045,949 shares held by "affiliates" could be resold subject to the volume limitations of Rule 144. Further, pursuant to Rule 144, commencing March 26, 2002, all holders of our common stock issuable upon conversion of existing convertible debt are eligible to sell such shares, and some of them may also have rights, subject to some conditions including the consent of any underwriter, to include their shares in any registration statements that we file to register our shares under the Securities Act for ourselves or other stockholders. If our stockholders sell significant amounts of common stock on any public market which develops or exercise their registration rights and sell a large number of shares, the price of our common stock could be negatively affected. If we were to include shares held by those holders in a registration statement pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock or impede such an offering altogether.

Control by our officers and directors stockholders will limit your ability to influence the outcome of matters requiring stockholder approval and could discourage our potential acquisition by third parties.

     Our executive officers and directors beneficially own, in the aggregate, approximately 38% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Item 8:   Financial Statements and Supplementary Data

     See Independent  Accountant's  Report and Audited  Financial  Statements at
Item 14 for financial statements.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant.

Executive Officers, Directors and certain Significant Employees

Our executive officers, directors and certain significant employees and their ages and positions are set forth below:

Name                                  Age     Position
Norman F. Swanton                     63      President, Chairman of the Board and Chief Executive Officer
James C. Johnson, Jr.                 47      Executive Vice President and President of Pedco
Gregory S. Johnson                    42      Senior Vice President and Executive Vice President of Pedco
Timothy A. Larkin                     39      Senior Vice President and Chief Financial Officer
David E. Fleming                      47      Senior Vice President and General Counsel
Jack B. King                          57      Vice President and National Director of Sales and Marketing
Dominick D'Alleva                     50      Secretary and Director
Anthony L. Coelho (2)                 59      Director
Lloyd G. Davies  (1) (2)              65      Director
Victor E. Millar                      66      Director
Marshall Miller  (1) (2)              51      Director
Thomas G. Noonan (1)                  63      Director
Michael R. Quinlan                    57      Director
James A. Thompson                     48      Director
Ellis G. Vickers                      45      Vice  President  and  Associate  General  Counsel and Senior Vice  President and
                                              General Counsel of Pedco
Bret D. Cook                          40      Senior Vice President  - Engineering and Operations of Pedco
Kenneth A. Gobble                     42      Vice President - Rocky Mountain Region
Michael R. Burch                      50      Vice President and Land Manager of Pedco

---------------------
(1)      Members of the Compensation Committee.
(2)      Members of the Audit Committee.

     Norman F. Swanton. Mr. Swanton is and has been our President, Chairman of the Board and Chief Executive Officer since Warren Resources, Inc. was founded in June 1990. Mr. Swanton currently serves on the board of directors for Resource Capital Group, Inc., a public company with its principal business in real estate. From October 1986 to 1990, he served as an independent financial advisor, arranging debt restructuring, new credit facilities, leveraged buy-out financing, debt-for-equity exchanges, equity financing, reorganization consulting and providing other financial services. From 1972 to 1985, he served as Chairman of the Board, President and Chief Executive Officer of Swanton Corporation, a publicly held company engaged in investment banking, securities brokerage, insurance premium financing, securities industry consulting and energy operations; Chairman of the Board and founder of NFS Services, Inc., a corporation engaged in providing credit, operations and regulatory consulting; Chairman of the Board of Swanton, Shoenberg Hieber, Inc., a New York Stock Exchange member firm; Chairman of the Board of Swanton Swartwood Hess, Inc., a NASD member firm; and President and founder of Low Sulphur Fuel Company, a marine terminal residual fuel oil blending operation combined with crude oil-for-product exchange activities on behalf of West Coast utility companies. From 1961 to 1972, he served as an executive officer for Glore, Forgan, Staats, Inc. and a divisional controller for Hayden Stone, Inc. which were New York Stock Exchange member securities and underwriting firms. He also served as a principal consultant to the Trust Fund of the New York Stock Exchange serving as its representative in the liquidation of several former New York Stock Exchange member firms. Mr. Swanton received his Bachelor of Arts Degree with honors in History and Political Science from Long Island University in 1962 and attended Bernard Baruch Graduate School of Business in a graduate degree program in Accountancy and Finance from 1963 to 1966. He is the brother-in-law of Thomas G. Noonan.

     James C. Johnson, Jr. Mr. Johnson has served as our Executive Vice President since September 2000 and as President of Pedco since March 1998. From 1978 to 1998, he served as Vice President of Pedco. He has participated in drilling over 100 horizontal wells located in New Mexico, North Dakota, Wyoming, Missouri, Michigan, Texas and California. Additionally, he has supervised field drilling operations for more than 200 vertical wells. Mr. Johnson received his Bachelor of Arts degree in business administration from the University of New Mexico in 1977. He is the brother of Gregory S. Johnson.

     Gregory S. Johnson. Mr. Johnson has served as our Senior Vice President since September 2000 and as Executive Vice President of Pedco since 1998. Mr. Johnson is in charge of field operations and supervises all on-site horizontal and directional drilling and well engineering. From 1989 to 1998, Mr. Johnson was President of Pedco Swabbing. He has been actively engaged in a broad range of natural gas and oil drilling and completion operations for the past 18 years. Mr. Johnson attended the University of New Mexico from 1978 to 1979 and the New Mexico Technology Institute from 1981 to 1984, majoring in Petroleum Engineering. Mr. Johnson is the brother of James C. Johnson, Jr.

     Timothy A. Larkin. Mr. Larkin has served as our Senior Vice President and Chief Financial Officer since January 1995. From 1991 to 1994, he served as Accounting Manager of Palmeri Fund Administrators, Inc., an administrative services company providing investment, administrative and accounting advisory support to over 50,000 limited partners in investment funds primarily sponsored by Merrill Lynch and Oppenheimer & Co. Inc. From 1985 to 1991, he was employed in the audit department of Deloitte & Touche, LLP, an international public accounting firm, attaining the level of audit manager. Mr. Larkin received his bachelor's degree in Accounting from Villanova University in 1985.

     David E. Fleming. Mr. Fleming joined Warren in July 2001 as a Senior Vice President and General Counsel. From January 1999 to June 2001, he was a partner with the law firm of Cummings & Lockwood, where he practiced corporate law. For the five years prior thereto, he practiced corporate law at Epstein, Becker & Green, P.C., New York, New York, where he was a member of the firm. Mr. Fleming received a Bachelor of Arts degree from Cornell University in 1976 and a Juris Doctor, Cum Laude, from the University of Maryland School of Law in 1980. He is admitted to practice law in the States of New York, Connecticut and Maryland.

     Jack B. King. Mr. King has served as our Vice President and our National Director of Sales and Marketing for drilling programs and our other private placements since April 1997. He is also our Western Marketing representative based in Tustin, California. From 1995 to April 1997, he served as a marketing director for Icon Capital, an equipment leasing syndicator. He received his Bachelor of Arts degree in Psychology from Drury University in Springfield, Missouri in 1966 and holds various securities and insurance licenses.

     Dominick D'Alleva. Mr. D'Alleva has been our Secretary and a director since June 1992. Additionally, from 1995 to the present, he has been a principal with DND Realty, LLC, a privately owned New York limited liability company involved in the acquisition and financing of real estate. From 1986 to 1995, he was engaged in residential New York City real estate for his own account and as general counsel to various real estate acquisition firms, where he negotiated contracts for the acquisition and financing of commercial real estate. From 1983 to 1985, he served as Executive Vice President, Director and General Counsel of Swanton Corporation, which engaged in energy, retail and financial services businesses. From 1980 to 1983 he was Associate Counsel of Damson Oil Corporation. From 1977 to 1980 he was an associate with Simpson, Thatcher & Bartlett specializing in securities and corporate law. Mr. D'Alleva received a Bachelor of Arts degree Summa Cum Laude from Fordham University in 1974 and earned his Juris Doctor degree with honors from Yale University in 1977. Mr. D'Alleva will devote only so much of his time as is reasonably required to perform his duties as our Secretary.

     Anthony L. Coelho. Congressman Coelho joined our Board as an independent director in May 2001 and serves on the audit committee of the Board. From December 2000 to the present, Mr. Coelho has devoted his time to serving on the boards of directors listed below and as an independent consultant and adviser. From 1998 through November 2000, he served as the General Chairman for the U.S. Presidential campaign of Vice President Al Gore. From 1995 to 1998, he was Chairman and Chief Executive Officer of ETC w/tci, Inc, an education and training technology company in Washington, D.C. and from 1990 to 1995, he served as President and CEO of Wertheim Schroeder Investment Services, Inc. From 1978 to 1989, he served five terms in the U.S. Congress, representing the State of California as a member of the U.S. House of Representatives. During his congressional terms, he served as Democratic Majority Whip from 1987 to 1989 and authored the Americans with Disabilities Act. Congressman Coelho was also appointed chairman of the President's Committee on the Employment of People with Disabilities by President Clinton. Congressman Coelho has served on a number of corporate boards, including AutoLend Group, Kaleidoscope Network, Inc., LoanNet, LLC, Pinnacle Global Group, Inc. and as chairman of ICF Kaiser International, Inc. He currently serves on the boards of ColumbusNewport, LLC, Cadiz, Inc., Cyberonics, Inc., DeFrancesco & Sons, Inc., Kistler Aerospace Corporation, Ripplewood Holdings, LLC, Service Corporation International, a publicly traded company, and MangoSoft, Inc. Congressman Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964.

     Lloyd G. Davies. Mr. Davies joined the board of directors in July 2001 and serves on the audit committee and compensation committee of the Board.. For the past seven years Mr. Davies has been retired. From 1992 through 1994, Mr. Davies was the Assistant Division Manager for the Western U.S. area for Texaco. Prior to that, from 1990 through 1992, Mr. Davies was the Manager and Director of Operations for Texaco's Far East Operations Division. During those years, he also served on several of Texaco's subsidiaries' board of directors in the Far East. Mr. Davies received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1958. In 1966, he received a Master of Science Degree in Petroleum Engineering with a Minor in Math from the University of Texas.

     Victor E. Millar. Mr. Millar joined the Board as an independent director in January 1998. Since 1998, he has been Chairman of ColumbusNewport, an international consulting and venture capital organization based in Washington D.C. From 1995 through 1998, he was Executive Vice President of AT&T and CEO of AT&T Solutions, a $1 billion consulting subsidiary of AT&T. Mr. Millar has also served as CEO of Saatchi & Saatchi Consulting and CEO of Unisys Worldwide
Information Services. Additionally, he served as the Managing Partner of Andersen Consulting worldwide. Mr. Millar earned his bachelor's degree in business in 1957 and his MBA in 1958 from the University of California at Berkeley.

     Marshall Miller. Mr. Miller joined the Board as an independent director in February 1998 and serves on the audit committee and compensation committee of the Board. Mr. Miller was an Executive Vice President of Wells Fargo Bank in San Francisco until retiring in 2000. For the past 17 years, Mr. Miller served in various senior management capacities with several financial institutions including Fair, Isaac Companies, Providian Financial Corporation and Wells Fargo Bank and specialized in advanced computer systems for credit risk management. Mr. Miller received a Bachelor of Arts Degree in Mathematics from the University of California at Berkley and a Masters of Science Degree from Stanford University in 1976.

     Thomas G. Noonan. Mr. Noonan joined the Board as a director in November 1997 and serves on the compensation committee of the Board. For the past 17 years, he has served as Manager of Quality Assurance for Mars Inc., an international food and candy company. From 1961 to 1979, he was a microbiologist for the Environmental Department of the State of New York. Mr. Noonan received a Bachelor of Science degree from Fordham University in New York in 1959. He is the brother-in-law of Mr. Swanton.

     Michael R. Quinlan. Mr. Quinlan joined the Board as a director in January 2002. From 1963 to the present Mr. Quinlan has been employed by the McDonald's Corporation. In 1979, Mr. Quinlan was appointed to the board of directors of McDonald's and served as the Chairman of the Board and Chief Executive Officer from 1990 to 1998. From 1998 to 1999, he served as Chairman of the Board of McDonald's Corporation. From 1987 to 1990, he served as the President and Chief Executive Officer. Currently he serves as the Chairman of the Executive Committee. Mr. Quinlan is chairman of the board of trustees of both Ronald McDonald House Charities and Loyola University Chicago. Additinally, he is a member of the board of trustees of Loyola University Health System. He is also on the board of directors of Dun and Bradstreet Corporation and the May Department Stores Company. Mr. Quinlan earned a Bachelor of Science degree in 1967 and a Master's of Business Administration from Loyola University Chicago in 1970. He has been awarded Honorary Doctors of Law Degrees from Loyola University Chicago, Elmhurst College and Illinois Benedictine College.

     James A. Thompson. Mr. Thompson joined the Board as an independent director in 1997. For the past 13 years he has served as President of the Thompson Group Inc., a NASD Broker-Dealer firm located in White Plains, New York. From 1977 to 1985, he was associated with the New York Life Insurance Company specializing in insurance products and estate planning. While with the New York Life Insurance Company, he was a five-year member of the Million-Dollar Round Table. Mr. Thompson received a Bachelor of Science degree from Union College, Schenectady, New York in 1976. He also received a Chartered Life Underwriting designation in 1981 and a Chartered Financial Consultant designation in 1983 from The American College.

     Ellis G. Vickers. Mr. Vickers is our Vice President and Associate General Counsel and is the Senior Vice President and General Counsel of Pedco. He has served in these positions since September 2001. From 1995 through December 2001, Mr. Vickers practiced law with the New Mexico based law firm of Bozarth & Vickers. He focused his practice on corporate, securities, oil and gas, real estate and partnership law and is a New Mexico Board of Legal Specialization Recognized Specialist in Oil and Gas Natural Resources. Mr. Vickers resigned from his law firm partnership to become full-time at Pedco commencing January 1, 2002. Mr. Vickers received his Bachelor of Science degree in Political Science, Summa Cum Laude, from Eastern New Mexico University in 1979 and a Juris Doctor from the University of New Mexico in 1982. He is admitted to practice law in the states of New Mexico and Texas.

     Bret Cook. Mr. Cook has served as Senior Vice President - Engineering and Operations for Pedco since 1996. Mr. Cook was responsible for drilling horizontal wells in numerous challenging formations and environments at the major on-shore natural gas and oil basins throughout the U.S. Mr. Cook received his Bachelor of Science in Petroleum Engineering in 1985 and Master of Science in Petroleum Engineering in 1993 from New Mexico Institute of Mining and Technology.

     Ken Gobble. Mr. Gobble is Vice President - Rocky Mountain Region for Pedco. Prior to joining Pedco in 1996, Mr. Gobble had extensive experience with major service companies including Schlumberger Well Services. Additionally, Mr. Gobble has extensive experience in numerous advanced applications for natural gas and oil drilling operations including logging-while-drilling, wire-line, gamma ray, 3-D seismic, horizontal drilling and coalbed methane development. Mr. Gobble received his Bachelor of Science Degree in Petroleum Engineering and a Bachelor of Science Degree in Mathematics from New Mexico Institute of Mining and Technology in 1986.

     Michael R. Burch. Mr. Burch is Vice President and Land Manager of Pedco and is responsible for land and lease administration. Prior to joining Pedco in 1998, Mr. Burch had twenty years of experience with Yates Petroleum Company and other independent energy companies in negotiating, managing and administrating oil and gas lease acquisitions. Mr. Burch attended New Mexico Military Institute, Florence State University where he majored in business and has attended numerous seminars covering environmental and other legal land issues.

Committees of the Board

     The board of directors has established the following standing committees: audit, nominating and compensation committees.

     Audit Committee. The audit committee is comprised entirely of non-employee directors. The audit committee reviews the preparation of and the scope of the audit of our annual consolidated financial statements, reviews drafts of such statements, makes recommendations as to the engagement and fees of the independent auditors, and monitors the functioning of our accounting and internal control systems by meeting with representatives of management and the independent auditors. This committee has direct access to the independent auditors and counsel to Warren and performs such other duties relating to the maintenance of the proper books of account and records of Warren and other matters as the board of directors may assign from time to time. We intend to maintain an audit committee consisting of at least three independent directors. Independent directors are persons who are, among other things, neither officers nor employees of Warren or its subsidiaries or any other person who has a relationship with any person or entity which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Audit Committee consists of Messrs. Miller, Congressman Coelho and Mr. Davies. Mr. Miller currently acts as chairman of the audit committee.

     Compensation Committee. The compensation committee consists of Messrs. Davies, Miller and Noonan. Mr. Noonan will be the chairman of the committee. The compensation committee has sole authority to administer our stock option plans. The compensation committee also reviews and makes recommendations regarding the compensation levels of the company's executive officers.

Meetings of the Board of Directors

     During 2001, the board of directors met three times. At least 75% of the directors attended each meeting.

Compensation of Directors

     Directors who are also employees of Warren receive no additional compensation for their services as directors. Directors who are not employees of Warren receive $1,000 for each meeting of the board of directors or committees of the board of directors which they attend, and are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with the attendance at such meetings. Until Warren becomes a publicly traded company, each director receives:

               o options to purchase 25,000 shares of our common stock exercisable at the then current fair market price for a period of five years upon becoming a member of the board; and

               o options to purchase 10,000 shares of our common stock for each year of service thereafter, exercisable at the then current fair market price for a period of five years.

After Warren becomes a publicly traded company, each non-employee director shall receive:

               o    an annual retainer fee of $10,000;

               o options to purchase 10,000 shares of our common stock exercisable at the then current fair market price for a period of five years, upon becoming a member of the board; and

               o options to purchase 5,000 shares of our common stock for each year of service thereafter, exercisable at the then current fair market price for a period of five years.

Compensation Committee Interlocks and Insider Participation

     None of the members of our compensation committee are currently or have been at any time since our founding, an officer or employee of Warren. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 11: Executive Compensation.

     The following table sets forth the total compensation earned by our chief executive officer and each of the four most highly compensated other executive officers who received annual compensation in excess of $100,000 for the year ended December 31, 2001. We refer to these officers as our named executive officers. The compensation set forth in the table below for the fiscal years ended December 31, 2001, 2000 and 1999 does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table.

                                                   Summary Compensation Table

                                                    Annual Compensation               Long-Term Compensation Awards
                                            ---------------------------------------   -----------------------------
                                                                                      Securities
                                                                      Other Annual    Underlying      All Other
Name and Principal Position       Year        Salary      Bonus(1)   Compensation(2)   Options       Compensation
-------------------------------   -----     ---------     --------   --------------   ----------     --------------
Norman F. Swanton,                2001       $375,000     $220,000    $18,814         600,000(3)       -0-
   Chief Executive Officer and    2000        150,000      375,000      -0-            -0-             -0-
   Chairman of the Board          1999        146,154      200,000      -0-            -0-             -0-
James C. Johnson, Jr.,            2001       $200,000     $ 33,300    $ 1,700          -0-             -0-
   Executive Vice President       2000        113,333      300,000      -0-          400,000           -0-
   and President of Pedco         1999         90,000       36,000      -0-            -0-             -0-
Timothy A. Larkin,                2001       $185,000     $ 92,500    $   819        676,875(3)        -0-
   Senior Vice President and      2000        155,000      134,333      -0-            -0-             -0-
   Chief Financial Officer        1999        140,000      140,000      -0-            -0-             -0-
Gregory S. Johnson,               2001       $185,000     $ 30,708      -0-            -0-             -0-
   Senior Vice President and      2000        110,000      300,000      -0-          400,000           -0-
   Vice President of Pedco        1999         90,000       36,000      -0-            -0-             -0-
Jack B. King,                     2001       $200,000     $  -0-        -0-          380,630(3)        -0-
   Vice President and Director    2000        150,000      346,186      -0-            -0-             -0-
   of National Sales and          1999        125,000      222,643      -0-            -0-             -0-
   Marketing

(1) Bonus amounts reported for 2001, 2000 and 1999 include bonuses earned in the reported year and actually paid in the subsequent year.

(2) Amounts reflect insurance premiums paid by the company during the covered fiscal year with respect to life insurance for the benefit of the named executive officer or his designee.

(3) Includes stock option grants in 2001, which were approved by the Board of Directors on September 6, 2001, subject to shareholder approval at the next meeting of shareholders.

Option Grants in Last Fiscal Year

     The following stock options to purchase shares of our common stock were granted to the named executive officers during the fiscal year ended December 31, 2001.

                                                 Individual Grants
                                ---------------------------------------------------
                                              Percent of                              Potential Realizable
                                                Total                                Value at Assumed Annual
                                Number of      Options                                 Rate of Stock Price
                                Securities    Granted to                             Appreciation for Option
                                Underlying    Employees                                      Term(2)
                                 Options      in Fiscal     Exercise    Expiration   ------------------------
                                 Granted         Year       Price(1)       Date          5%           10%
                                ----------    ----------    --------    ----------   ----------    ----------
Norman F. Swanton                600,000        22.5%        $10.00      09/05/06    $1,657,689    $3,663,060
James C. Johnson, Jr.              -0-            -             -                        -             -
Gregory S. Johnson                 -0-            -             -                        -             -
Timothy A. Larkin                676,875        25.4%        $10.00      09/05/06    $1,870,081    $4,132,390
Jack B. King                     380,630        14.3%        $10.00      09/05/06    $1,050,538    $2,325,649

-----------------------

(1) The exercise price per share of each option was determined to be equal to the fair market value per share of the underlying stock on the date of grant, as estimated by management.

(2) The potential realizable value shown is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to the rules and regulations of the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Employment Agreements

     We entered into an employment agreement on July 1, 2001 with Mr. Norman F. Swanton, our Chairman and Chief Executive Officer, that provides for a salary of $375,000 per year, guaranteed annual bonus compensation equal to 50% of his annual base salary, participation in our standard insurance plans for our executives, and participation in our other incentive compensation programs at the discretion of the board of directors. The employment agreement also provides that all stock options held by Mr. Swanton are subject to accelerated vesting in the event of his termination without cause or in the event of a change of control. Under his employment agreement, Mr. Swanton is entitled to receive stock options to purchase 600,000 shares of common stock at the exercise price of $10.00 per share for a period expiring five years from date of issuance. The options to purchase common stock vest at the rate of 50% upon issuance, 25% one year after the date of the grant and 25% two years after the date of the grant. If Mr. Swanton's employment is terminated without cause, Mr. Swanton is entitled to termination compensation equal to the greater of two years annual base salary, plus the bonus amount paid in the preceding fiscal year, or all of the base salary for the remainder of the employment term, plus the preceding year's bonus compensation. Mr. Swanton's employment agreement automatically renews on each anniversary of the effective date after the initial three year employment term, for an additional one year unless we notify Mr. Swanton in writing 90 days prior to such anniversary that we will not be renewing his employment agreement.

     We entered into an employment agreement on July 1, 2001 with Mr. Timothy A. Larkin, our Senior Vice President and Chief Financial Officer, that provides for a salary of $185,000 per year, guaranteed annual bonus compensation equal to 50% of his annual base salary, participation in our standard insurance plans for our executives, and participation in our other incentive compensation programs at the discretion of the board of directors. The employment agreement also provides that all stock options held by Mr. Larkin are subject to accelerated vesting in the event of his termination without cause or in the event of a change of control. Under his employment agreement, Mr. Larkin is entitled to receive stock options to purchase 676,875 shares of common stock at the exercise price of $10.00 per share for a period expiring five years from date of issuance. All of these stock options will vest immediately. If Mr. Larkin's employment is terminated without cause, Mr. Larkin is entitled to termination compensation equal to the greater of two years annual base salary, plus the bonus amount paid in the preceding fiscal year, or all of the base salary for the remainder of the employment term, plus the preceding year's bonus compensation. Mr. Larkin's employment agreement automatically renews on each anniversary of the effective date after the initial three year employment term, for an additional one year unless we notify Mr. Larkin in writing 90 days prior to such anniversary that we will not be renewing his employment agreement.

     In connection with our acquisition of Pedco, we entered into employment agreements on September 14, 2000 with Messrs. James C. Johnson, Jr. and Gregory
S. Johnson effective through August 31, 2003. Jim Johnson is paid a base salary of $200,000 a year and serves as our Executive Vice President and as President of Pedco. Greg Johnson is paid a base salary of $185,000 a year and serves as our Senior Vice President and Vice President of Pedco. Pursuant to these agreements, the base compensation may be increased on an annual basis. These agreements also provide for an annual bonus, up to 100% of base compensation, to be determined in the sole discretion of the board of directors. In addition, each officer was awarded 400,000 options to purchase shares of our common stock at an exercise price of $4.00 per share. Of these 400,000 options, 200,000 options vested immediately, with 100,000 options vested at September 1, 2001 and 100,000 will vest at September 1, 2002. The agreements also provide for participation in the benefit plan generally available to our senior executives, four weeks paid vacation, and business expense reimbursement. Pursuant to the agreements, we can terminate their employment with or without cause. Each agreement automatically terminates upon the death or disability of the respective officer. Upon termination, Messrs. Johnson and Johnson are entitled to receive all compensation and benefits through the date of termination. If terminated without cause or as a result of death or disability, the officers will receive severance pay in an amount equal to the greater of the balance of his remaining and unpaid base compensation due under the employment agreement, or his annual base compensation less all required withholdings. If terminated with or without cause, the officers can maintain all unvested options provided by the equity incentive plan or, at their option, sell them back to us.

     We entered into an employment agreement on June 25, 2001 with Mr. David E. Fleming, our Senior Vice President and General Counsel, that provides for a salary of $210,000 per year, guaranteed annual bonus compensation equal to 50% of his annual base salary, participation in our standard insurance plans for our executives, and participation in our other incentive compensation programs at the discretion of the board of directors. The employment agreement is for an initial three-year term and also provides that all stock options held by Mr. Fleming are subject to accelerated vesting in the event of his termination without cause or in the event of a change of control. Under his employment agreement, Mr. Fleming is entitled to receive stock options to purchase 150,000 shares of common stock at the exercise price of $10.00 per share for a period expiring five years from date of issuance. The options to purchase common stock vest at the rate of 50% upon issuance, 25% one year after the date of the grant and 25% two years after the date of the grant. If Mr. Fleming's employment is terminated without cause, Mr. Fleming is entitled to termination compensation equal to the greater of two years annual base salary, plus the bonus amount paid in the preceding fiscal year, or all of the base salary for the remainder of the employment term, plus the preceding year's bonus compensation. Mr. Fleming's employment agreement automatically renews on each anniversary of the effective date after the initial three year employment term, for an additional one year unless we notify Mr. Fleming in writing 90 days prior to such anniversary that we will not be renewing his employment agreement.

     We entered into an employment agreement on May 2, 2001 with Mr. Jack B. King, our Vice President and National Sales Director, that provides for a salary of $200,000 per year, participation in our standard insurance plans for our executives, and participation in our other incentive compensation programs at the discretion of the board of directors. The employment contract also provides for an incentive cash compensation plan for 2001 which consists of the following: an override of 0.3% of drilling funds raised nationally over the entire wholesaler network; an additional override for the first two years of 0.25% of drilling funds raised nationally by the wholesaler network for all new broker dealers Mr. King personally adds to the wholesaler network; and a percentage of the drilling funds raised in Mr. King's territory based on a sliding scale equal to 1.00% of $0-$7.5 million raised, 1.50% of $7.5 million to $15 million raised, and 2.00% if the amount raised is greater than $15 million. Mr. King is also entitled to a budget of 1.7% of all drilling funds raised nationally by the wholesaler network for agreed marketing expenses. If the total expenses for 2001, net of reimbursements, are less than 1.7% of the drilling funds raised nationally, the difference will be added to Mr. King's incentive compensation. The term of Mr. King's employment contract ends on December 31, 2001.

Employee Benefit Plans

2000 Equity Incentive Plan for Employees of Petroleum Development Corporation

     Introduction. Our 2000 Equity Incentive Plan for Employees of Pedco was adopted by the board in September 2000 and was amended by the board in September 2001, and is subject to approval by our shareholders. Any awards granted before shareholder approval of the plan are subject to, and may not be exercised or realized before, approval of the plan by the shareholders. The plan is administered by our compensation committee.

     Share Reserve. 1,975,000 shares of common stock have been authorized for issuance under the plan. In addition, no participant in the plan may be granted stock options and direct stock issuances for more than 750,000 shares of common stock in total per calendar year.

     Awards. The plan provides for the following types of awards:

          o eligible individuals in the employ of, or rendering services to, Pedco and its subsidiaries may be granted options to purchase shares of common stock at an exercise price determined by the compensation committee;

          o eligible individuals may be issued shares of common stock that may be subject to certain restrictions and conditions directly through the purchase of shares at a price determined by the compensation committee.

     Plan Features. The plan will include the following features:

          o eligible participants under the plan are employees, consultants and directors of Pedco and its subsidiaries.

          o the plan sets forth various restrictions upon the exercise of awards. The compensation committee has the discretion to alter any restrictions or conditions upon any awards.

          o the exercise price for any options granted under the plan may be paid in cash, by certified or cashier's check or, if acceptable to the compensation committee, in property valued at fair market value, by delivery of a promissory note, or in currently owned shares of common stock valued at fair market value on the last business day prior to the date of exercise. An option may, in the discretion of the compensation committee, be exercised through a sale or loan program with a broker acceptable to the compensation committee without any cash outlay by the optionee.

          o grants of restricted stock awards can be made to participants. Restricted stock awards may be subject to certain restrictions, vesting requirements or other conditions, including the attainment of performance goals.

          o if a participant's employment is terminated for any reason other than cause, including death or disability, any vested options held by the participant will remain exercisable for a specified period of time after the termination. If a participant's employment is terminated for cause, all outstanding options held by the participant will expire immediately. If a participant's employment is terminated for any reason other than cause, any unvested restricted stock awards will generally be forfeited unless the compensation committee provides otherwise. If a participant's employment is terminated for cause, all restricted stock awards will be forfeited. Warren may require the return of any dividends previously paid on the restricted stock and, in all events, will repay to the participant (or the participant's estate) any amounts paid for the restricted stock awards.

     Change in Control. In the event that Warren or Pedco is acquired by merger, consolidation, asset sale or equity sale, outstanding options will be assumed, or equivalent options will be issued by the successor corporation. If the successor corporation refuses to assume or substitute the options, the compensation committee may accelerate the participants' rights to exercise for a limited period of time after which the options would terminate. With respect to restricted stock awards, the compensation committee could also elect to terminate any vested awards in exchange for cash payments.

     Recapitalization or Reorganization. In the event of a recapitalization or reorganization of Warren or of Pedco that does not constitute a change-in-control as described above, a participant will be entitled to receive, upon exercising an option, that which the participant would have received had the participant exercised prior to the recapitalization or reorganization.

     Amendment. The board may amend or modify the 2000 Plan at any time, pending any required shareholder approval. The 2000 Plan will terminate no later than September 1, 2010.

     As of December 31, 2001, nonqualified stock options to purchase 1,770,000 shares of our common stock were granted to eligible persons pursuant to this plan at exercise prices of $4.00 and $10.00 per share, subject to the approval of this plan by our shareholders. None of these options has been exercised. Unexercised options to purchase 929,250 shares are vested as of December 31, 2001, and the balance of the options will vest over the next three years. The shares that may be issued pursuant to the exercise of an option awarded under this plan have not been registered under the Securities Act of 1933.

2001 Stock Incentive Plan

     Introduction. Our 2001 Stock Incentive Plan was adopted by the board in September 2001 and is subject to approval by our shareholders. Any awards granted before shareholder approval of the plan are subject to, and may not be exercised or realized, before approval of the plan by the shareholders. The plan will be administered by our compensation committee.

     Share Reserve. A total of 2,500,000 shares of our common stock have been authorized for issuance of options under the plan. In addition, no participant in the plan may be granted stock options, separately exercisable stock appreciation rights, direct stock issuances and stock units for more than 750,000 shares of our common stock in total per calendar year.

     Programs. The plan is divided into three separate programs:

          o an option grant program under which eligible individuals may be granted options to purchase shares of common stock at an exercise price determined by the compensation committee;

          o a stock appreciation rights program under which eligible individuals may be granted rights to receive payments equal to the fair market value of shares of common stock to which the right is subject on the date of exercise over the fair market value of such shares of common stock on the date of grant; and

          o a stock issuance program under which eligible individuals may be issued shares of common stock directly through the purchase of shares at a price determined by the compensation committee, or units representing such shares.

     Plan Features. The plan includes the following features:

          o eligible individuals under the plan are employees, consultants and directors of Warren and our subsidiaries.

          o the plan sets forth various restrictions upon the exercise of awards. Our compensation committee has the discretion to accelerate the vesting or exercisability of options under certain events.

          o the exercise price for any options granted under the plan may be paid in cash or, if acceptable to the compensation committee, in currently owned shares of common stock valued at fair market value on the exercise date. The option may, in the discretion of the compensation committee, be exercised through a sale or loan program with a broker acceptable to the compensation committee without any cash payment by the option holder.

          o deferred compensation stock options may be issued under the stock option program. These options will provide a means by which compensation payments can be deferred to future dates, with the number of shares of common stock subject to a deferred compensation stock option being determined by the compensation committee in accordance with a formula where the number of shares subject to the option is equal to the amount of compensation to be deferred divided by the excess of the fair market value of the common stock at the time of exercise over the exercise price of the option.

          o stock appreciation rights may be separately issued entitling a participant to receive an amount equal to the excess of the fair market value of the shares of common stock subject to such right on the date of exercise over the fair market value of such shares on the date of grant. Payment to a participant may be made in: cash, shares of common stock, a deferred compensation option, or any combination of the above, as the compensation committee shall determine.

          o outright grants of stock awards, as well as grants of restricted stock awards and restricted stock units can be made to participants. In order for a participant to vest in an award of either restricted stock or a restricted stock unit, the participant must generally provide services for a continuous period of not less than two years. A participant shall be entitled to receive payment for a restricted stock unit in an amount equal to aggregate fair market value of the units covered by the award at the end of the applicable vesting restriction period, which payment can be made in: cash, shares of common stock, deferred compensation stock options, or any combination of the above, as the compensation committee shall determine.

          o if a participant's employment is terminated for any reason, including death and disability, any vested awards held by the participant will remain exercisable for a specified period of time after the termination. If a participant retires, but continues or begins to serve as a director, the participant may continue to hold any awards granted under the original terms thereof.

     Change in Control. The plan includes change in control provisions which may result in the accelerated vesting of outstanding option grants and stock issuances:

          o In the event that Warren is acquired by merger or asset sale or there is an acquisition of more than fifty percent of the capital stock of Warren by an individual, entity or group, the vesting schedule of each outstanding award will be, except to the extent specifically provided to the contrary in the instrument evidencing the award, or any other agreement between a participant and us, accelerated in part so that one-half of the number of shares subject to such award shall become immediately exercisable or realizable and the remaining one-half of such number of shares shall continue to be exercisable or realizable in accordance with the original vesting schedule.

          o In the event there is a merger of Warren, or an exchange of shares for cash, securities or other property in connection with an exchange transaction, which does not constitute a change-in-control as described above, the board shall provide that all outstanding options will be assumed or equivalent options substituted by the acquiring or succeeding corporation. With respect to all other awards, the board will determine the effect the transaction will have on such awards at the time the transaction takes place.

     Amendment. The board may amend or modify the 2001 Plan at any time, pending any required shareholder approval. The 2001 Plan will terminate no later than September 5, 2011.

     As of December 31, 2001, non-qualified stock options to purchase 1,143,738 shares of our common stock have been granted to eligible persons pursuant to this plan at exercise prices of $10.00 per share, subject to the approval of this plan by our shareholders. None of these options has been exercised. The shares that may be issued pursuant to the exercise of an option awarded under this plan have not been registered under the Securities Act of 1933.

2001 Key Employee Stock Incentive Plan

     Our 2001 Key Employee Stock Incentive Plan was adopted by the board on September 6, 2001, and is subject to approval by our shareholders. A total of 2,500,000 shares of our common stock have been authorized for issuance under this plan. In addition, no participant in the plan may be granted stock options, separately exercisable stock appreciated rights or direct stock issuances for more than 750,000 shares of common stock in total per calendar year. This plan will be administered by our compensation committee. The plan is modeled after the 2001 Employee Stock Incentive Plan and its terms are substantially similar except that participants eligible to be granted awards under the plan will be limited to our key employees.

     As of December 31, 2001, non-qualified stock options to purchase 1,501,875 shares of our common stock have been granted to eligible persons at exercise prices of $10.00 per share pursuant to this plan, subject to the approval of this plan by our shareholders. None of these options have been exercised. Unexercised options to purchase 1,089,375 shares vested as of December 31, 2001, and the balance of the options will vest over the next three years. The shares that may be issued pursuant to the exercise of an option awarded by this plan have not been registered under the Securities Act of 1933.

Related Matters

     A private investigation by the SEC involving events which occurred in the mid to late 1970's was concluded by settlement between Swanton Corporation and certain affiliates, including Mr. Swanton, and the SEC in 1981. As a result of the settlement, Mr. Swanton and Swanton Corporation, without admitting or denying any of the allegations, consented to the entry of a final judgment enjoining them from violations of anti-fraud, periodic reporting and beneficial ownership provisions of the Exchange Act of 1934 and agreed to engage a Special Review Person to determine whether there had been any improper use of corporate funds. The Special Review Person found that, although there was no wrongdoing on the part of Mr. Swanton, $20,400 received by him from an unaffiliated debtor should have been paid to Swanton Corporation. Mr. Swanton thereafter paid the $20,400 to Swanton Corporation.

Item 12: Securities Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2002 by:

               o    each of our directors;

               o    our chief executive officer;

               o our four most highly compensated executive officers other than our chief executive officer; and

               o    all directors and executive officers as a group.

As of March 29, 2002, we do not know of any other person to own beneficially more than 5% of our common stock.

     Unless otherwise indicated, each person named in the table has sole voting power and investment power, or shares this power with his or her spouse, with respect to all shares of our common stock listed as owned by such person. The table includes all shares beneficially owned by each stockholder, which includes any shares as to which the individual has sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 29, 2002 through the exercise of any stock option or other right.

                                                                      Shares of Common Stock     Percent of
        Name of Beneficial Owner                                        Beneficially Owned       Ownership
------------------------------------------------                     -----------------------    -----------
Norman F. Swanton(1) (2)                                                     2,504,733                14.3%
James C. Johnson, Jr. (3)                                                    1,152,500                 6.6%
Gregory S. Johnson(3)                                                        1,002,500                 5.7%
Timothy A. Larkin(2)                                                            50,000                  *
David E. Fleming(2)                                                             10,000                  *
Jack B. King(4)                                                                 17,707                  *
Dominick D'Alleva(4)                                                            45,521                  *
Anthony L. Coelho(4)                                                               -0-                 -0-
Lloyd G. Davies(4)                                                                 -0-                 -0-
Victor E. Millar(4)                                                            269,501                 1.5%
Marshall Miller(4)                                                             739,000                 4.2%
Thomas G. Noonan(4) (5)                                                        744,333                 4.2%
James A. Thompson(4)                                                            32,154                  *
Michael R. Quinlan(4)                                                           78,000                  *

All directors and executive officers as a group (14 persons)(2) (4)          6,645,949                37.9%

-------------------
* Less than 1% of the outstanding common stock.

(1) Does not include 368,000 shares of common stock owned by the Swanton Family Trust and 368,000 shares of common stock owned by the Virginia Trust of Eire, as to which Mr. Noonan and his wife are the trustees. The nieces and nephews of Mr. Swanton are the sole beneficiaries of these trusts. Mrs. Noonan is Mr. Swanton's sister. Includes 25,000 shares owned by a charitable foundation for which Mr. Swanton is a trustee.

(2) Does not include stock options exercisable at $10.00 per share for a period of five years approved by the compensation committee of the board of directors on September 6, 2001, which grant shall become effective upon approval of the 2001 Key Employee Stock Incentive Plan by the shareholders as follows: 600,000 for Norman F. Swanton; 676,875 for Timothy A. Larkin; and 150,000 for David E. Fleming.

(3) Includes the following shares of common stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of September 30, 2001: 300,000 for James C. Johnson, Jr.; and 300,000 for Gregory S. Johnson.

(4) Does not include stock options exercisable at $10.00 per share for a period of five years approved by the compensation committee of the board of directors on September 6, 2001 which grant shall become effective upon approval of the 2001 Stock Incentive Plan by the shareholders as follows:
     10,000 for Thomas Noonan; 10,000 for Dominick D'Alleva; 10,000 for Victor Millar; 10,000 for Marshall Miller; 10,000 for James Thompson; 25,000 for Anthony Coelho; 25,000 for Lloyd Davies; 25,000 for Michael Quinlan; and 380,631 for Jack King.

(5) Includes 368,000 shares of common stock owned by the Swanton Family Trust and 368,000 shares of common stock owned by the Virginia Trust of Eire. Mr. Noonan and his wife are the trustees of these trusts. The nieces and nephews of Mr. Swanton are the sole beneficiaries of these trusts. Mr. Noonan disclaims beneficial ownership of the shares of common stock held by the Swanton Family Trust and the Virginia Trust of Eire.

Item 13: Certain Relationships and Related Transactions.

Acquisition of Pedco

     On September 1, 2000, we purchased all of the outstanding shares of stock of Pedco and a mortgage held by Pedco and Pedco's shareholders, then valued at $117,228, from Pedco's shareholders in exchange for a total of 1,600,000 shares of our common stock valued on that date at $4.00 per share. At that time, Mr. James Johnson, Jr. and Mr. Gregory Johnson were the sole shareholders of Pedco. As part of this transaction, each of them executed an employment agreement with Warren and received options to purchase 400,000 shares of our common stock at an exercise price of $4.00 per share. See "Item 11-Executive Compensation-Employee Benefit Plans." Between January 1 and the date of the acquisition, we paid $16,685,000 to Pedco pursuant to joint venture agreements and operating agreements related to property acquisition, equipment and operational services they performed for us and our drilling programs during that time. See "Items 1 and 2--Business and Properties-Drilling Programs" for more information about Pedco and our drilling programs.

Officer and Director Participation in our Drilling Programs

     Our officers and directors own, in the aggregate, limited partnership interests valued at $2,788,333 at the time of purchase in 15 of our drilling programs. Mr. Swanton owns $528,333 of interests in twelve programs. Mr. King owns $310,000 of interests in three programs. Mr. Millar owns $260,000 of interests in three programs. Mr. Quinlan owns $2,100,000 of interests in five programs, including a 16.67% interest one program. Mr. Thompson owns $25,000 of interests in one program. Other than Mr. Quinlan's interest in one drilling program, no officer or director owns greater than a 10% interest in any particular drilling program.

Retention of ColumbusNewport

     On January 2, 2001, we retained the services of ColumbusNewport, a venture capital and consulting services firm for the purpose of providing us with strategic business and consulting services. Mr. Millar is the Chairman of the Board and owner of approximately 21% of ColumbusNewport. Mr. Coelho is a member of the board of directors of ColumbusNewport. We paid ColumbusNewport $11,660 in fees during 2000 and $392,606 during 2001.

The Thompson Group

     Since December 1994, we have employed the services of The Thompson Group, Inc., a broker-dealer firm and member of the NASD to assist us in the sale of our drilling programs and private placement of bonds. Mr. Thompson, one of our directors, is the principal of The Thompson Group. In 1999, we paid The Thompson Group $322,965 in commissions, $283,613 in 2000 and $22,000 in 2001. Currently, we have no outstanding balance payable to The Thompson Group.

Indebtedness of Management

     During 2000, Mr. Swanton, our Chairman of the Board and Chief Executive Officer, was indebted to us for approximately $172,000, including accrued interest at a rate of 7.0% per annum. These debts were paid in full on June 22, 2001. Mr. Swanton was indebted to us for a maximum amount of $67,000, including accrued interest at a rate of 7% per annum in 1998 and a maximum amount of $68,000, including accrued interest at a rate of 7% per annum in 1999. The loans were ratified by our board of directors.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

                                                                       Form 10-K
                                                                        Pages
                                                                       ---------

Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets, December 31, 2001 and 2000                F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                     F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended December  31, 2001, 2000 and 1999                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  December  31, 2001, 2000 and 1999                                    F-6

Notes to Consolidated Financial Statements,                            F-8
  December  31, 2001, 2000 and 1999

(a)(2) All other schedules have been omitted because the required information is inappliacble or is shown in the Notes to the Consolidated Financial Statements.

(a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit
  No.              Description
------        __________________________________
2.1*          Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development
              Corporation, James C. Johnson, Jr. and Gregory S. Johnson.
3.1*          Certificate of Incorporation of Registrant dated June 11, 1990
3.2*          Amendment to Certificate of Incorporation of Registrant dated November 15, 1990
3.3*          Amendment to Certificate of Incorporation of Registrant dated November 4, 1992
3.4*          Amendment to Certificate of Incorporation of Registrant dated September 3, 1996
3.5*          Bylaws of the Registrant, dated June 12, 1990
4.1*          Form of Stock Certificate for Common Stock
4.2*          Indenture between the Registrant and Continental Stock Transfer and Trust Company, as Trustee, dated
              December 1, 2000 regarding 12% debentures due December 31, 2007
4.3*          Form of Bond Certificate for 12% debentures due December 31, 2007
4.4*          Indenture between the Registrant and Continental Stock Transfer and Trust Company, as Trustee, dated February 1, 1999 regarding
              13.02% debentures due December 31, 2010 and December 31, 2015
4.5*          Form of Bond Certificate for 13.02% debentures due December 31, 2010
4.6*          Form of Bond Certificate for 13.02% debentures due December 31, 2015
4.7*          Form of Class A Warrant
4.8*          Form of Class B Warrant
4.9*          Form of Class C Warrant
4.10*         Form of Class D Warrant
10.1*         2000 Equity Incentive Plan for Pedco Subsidiary
10.2*         Amendment to 2000 Stock Incentive Plan for Pedco Subsidiary
10.3*         2001 Stock Incentive Plan
10.4*         2001 Key Employee Stock Incentive Plan
10.5*         Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton
10.6*         Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin
10.7*         Employment Agreement dated September 14, 2000, between the Registrant and James C. Johnson, Jr.
10.8*         Employment Agreement dated September 14, 2000, between the Registrant and Gregory S. Johnson
10.9*         Employment Agreement dated May 7, 2001, between the Registrant and Jack B. King
10.10*        Employment Agreement dated June 25, 2001, between the Registrant and David E. Fleming
10.11*        Form of Indemnification Agreement
10.12*        Joint Venture Agreement dated May 24, 1999, by and between Warren Resources of California, Inc., Warren
              Development Corp., Pedco and Magness Petroleum Company

Exhibit
  No.              Description
------        __________________________________

10.13**       Crude Oil Sale and Purchase Contract dated November 7, 1996, between Huntway Refining Company and
              Magness Petroleum Company
10.14*        May 11, 2000 Agreement to Amend the Price and Term Clauses of the Crude Oil Sale and Purchase Contract
              dated November 7, 1996, between Huntway Refining Company and Magness Petroleum Company
10.15*        Gas Purchase Agreement dated January 28, 2000, by and between Western Gas Resources, Inc. and Big Basin
              Petroleum, LLC
10.16*        December 20, 2000 Letter of Agreement to Amend the Gas Purchase Contract dated January 28, 2000, between
              Western Gas Resources Inc. and Petroleum Development Corp., as successor in interest to Big Basin
              Petroleum, LLC
10.17*        Gas Purchase and Sales Contract dated April 1, 2000, between the Registrant and Tenaska Marketing
              Ventures
10.18*        Form of Partnership Production Marketing Agreement
11+           Statements regarding Computation of Per Share Earnings (included in Item 14)
23.1 +        Consent of Williamson Petroleum Consultants, Inc.

-------------------------

*Incorporated by reference to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.
**Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 10/A, Commission File No. 000-33275, filed on March 6, 2002.
+ Filed herewith.

(b) Reports on Form 8-K

     On December 26, 2001, the Company filed a Current Report on Form 8-K to disclose that the registration statement on Form 10 originally filed on October 26, 2001 became automatically effective December 25, 2001 pursuant to Section 12(g) of the Securities Exchange Act of 1934. However, the review and comment process by the Securities and Exchange Commission was not completed as of that date. Accordingly, because the Company would file an amended Form 10 in response to the SEC's comments, the Form 10 as filed on October 26, 2001 was subject to substantial revision, the inclusion of financial information and statements for the quarter ended September 30, 2001, the revision of prior period financial statements, changes in the reserve information and valuations and updated disclosures regarding the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WARREN RESOURCES INC.


                            By  /s/ Norman F. Swanton   President, Chief
                              -----------------------   Executve Officer,
                              Norman F. Swanton         Director and Chairman


                            By  /s/ Timothy A. Larkin   Senior Vice President,
                              -----------------------   Chief Financial Officer
                              Timothy A. Larkin         and Principal Accounting
                                                        Officer

Dated:  April 15, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      Signature                  Title (Principal Function)         Date
                                 /s/ Norman F. Swanton
                         --------------------------------      President, Chief Executive        April 15, 2002
                                     Norman F. Swanton         Officer, Director and Chairman

                                 /s/ Timothy A. Larkin         Senior Vice President, Chief
                         --------------------------------      Financial Officer and             April 15, 2002
                                     Timothy A. Larkin         Principal Accounting Officer

                                 /s/ Anthony Coelho
                         --------------------------------      Director                          April 15, 2002
                                     Anthony Coelho

                                 /s/ Lloyd Davies
                         --------------------------------      Director                          April 15, 2002
                                     Lloyd Davies

                                 /s/ Dominick D'Alleva
                         --------------------------------      Director                          April 15, 2002
                                     Dominick D'Alleva

                                 /s/ Victor Millar
                         --------------------------------      Director                          April 15, 2002
                                     Victor Millar

                                 /s/ Marshall Miller
                         --------------------------------      Director                          April 15, 2002
                                     Marshall Miller

                                 /s/ Thomas Noonan
                         --------------------------------      Director                          April 15, 2002
                                     Thomas Noonan

                                 /s/ Michael R. Quinlan
                         --------------------------------      Director                          April 15, 2002
                                     Michael R. Quinlan

                                 /s/ James Thompson
                         --------------------------------      Director                          April 15, 2002
                                     James Thompson

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000              F-3

Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999                                       F-4

Consolidated Statement of Stockholders' Equity (Deficit)for
   the years ended December 31, 2001, 2000 and 1999                       F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                       F-6

Notes to Consolidated Financial Statements                                F-8

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Warren Resources Inc.

We have audited the accompanying consolidated balance sheets of Warren Resources Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities.






GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 8, 2002

                     Warren Resources Inc. and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS                                                       2001            2000
                                                                                            -------------   --------------
CURRENT ASSETS
    Cash and cash equivalents                                                                $ 22,923,605   $  58,969,552
    Accounts receivable - trade                                                                 5,543,326       5,819,049
    Accounts receivable from affiliated partnerships                                              801,661         779,921
    Investments in U.S. Treasury bonds - trading securities                                           -           103,857
    Other investments - trading securities                                                        205,989         337,659
    Restricted investments in U.S. Treasury bonds - available for sale, at
       fair value (amortized cost of $1,142,637 in 2001 and $540,652 in 2000)                   1,187,123         592,719
    Other current assets                                                                        1,294,986       1,965,834
    Assets held for sale                                                                        3,757,900               -
                                                                                             ------------   -------------
                  Total current assets                                                         35,714,590      68,568,591

OTHER ASSETS
    Oil and gas properties - at cost, based on successful efforts method of
       accounting, net of accumulated depletion and amortization                               39,974,798      35,930,025
    Property and equipment - at cost, net                                                         891,304       5,529,388
    Restricted investments in U.S. Treasury bonds - available for sale, at
       fair value (amortized cost of $7,399,989 in 2001 and $7,037,660 in 2000)                 7,791,555       7,778,953
    Deferred bond offering costs, net of accumulated amortization of $2,535,160
       in 2001 and $2,115,711 in 2000                                                           3,905,908       4,348,038
    Goodwill                                                                                    3,430,246       3,922,868
    Other assets                                                                                3,191,813       2,571,035
                                                                                             ------------   -------------
                                                                                               59,185,624      60,080,307
                                                                                             ------------   -------------
                                                                                             $ 94,900,214   $ 128,648,898

                                                                                             ============   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current maturities of debentures                                                         $  4,747,370   $   3,598,350
    Current maturities of other long-term liabilities                                             392,721       1,371,846
    Accounts payable and accrued expenses                                                       6,511,137       7,762,772
    Deferred income - turnkey drilling contracts with affiliated partnerships                  32,943,586      45,563,281
                                                                                             ------------   -------------
                  Total current liabilities                                                    44,594,814      58,296,249

LONG-TERM LIABILITIES
    Debentures, less current portion                                                           53,391,330      55,055,150
    Other long-term liabilities, less current portion                                              29,191         421,911
    Contingent repurchase obligation                                                            3,318,993               -
                                                                                             ------------   -------------
                                                                                               56,739,514      55,477,061
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.001 par value; authorized, 20,000,000 shares; issued
       17,537,579 shares in 2001 and 17,528,261 shares in 2000                                     17,538          17,528
    Additional paid-in capital                                                                 52,197,669      52,187,679
    Accumulated deficit                                                                       (58,903,571)    (37,829,979)
    Accumulated other comprehensive income, net of applicable income taxes
       of $171,792 in 2001 and $293,000 in 2000                                                   264,260         500,360
                                                                                             ------------   -------------
                                                                                               (6,424,104)     14,875,588
           Less common stock in Treasury - at cost; 4,563 shares in 2001 and
              none in 2000                                                                         10,010               -
                                                                                             ------------   -------------
                                                                                               (6,434,114)     14,875,588
                                                                                             ------------   -------------
                                                                                             $ 94,900,214   $ 128,648,898
                                                                                             ============   =============

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                                   2001            2000          1999
                                                                                -----------    -----------   ------------
REVENUES
   Turnkey contracts with affiliated partnerships                              $ 30,102,946    $33,984,960   $ 25,405,838
   Oil and gas sales from marketing activities                                   14,866,954     15,420,917            -
   Well services, 12% with affiliated partnerships in 2001                        5,574,335      4,297,414      2,611,226
   Oil and gas sales                                                                948,270        200,330         68,054
   Net gain (loss) on investments                                                   (10,337)       587,349     (1,103,648)
   Interest and other income                                                      1,977,082      2,457,146      1,641,629
                                                                               ------------    -----------   ------------
                                                                                 53,459,250     56,948,116     28,623,099
EXPENSES
   Turnkey contracts                                                             25,953,340     22,783,248     18,126,223
   Cost of marketed oil and gas purchased from affiliated partnerships           15,298,842     15,800,258            -
   Well services                                                                  3,519,085      3,167,550      1,351,341
   Production and exploration                                                       567,756        355,347         42,681
   Depreciation, depletion and amortization                                      14,462,119      3,065,460      9,197,683
   General and administrative                                                     5,484,773      6,416,043      4,491,078
   Interest                                                                       5,776,234      6,967,850      5,791,321
   Contingent repurchase obligation                                               3,318,993              -              -
                                                                               ------------    -----------   ------------
                                                                                 74,381,142     58,555,756     39,000,327
                                                                               ------------    -----------   ------------
              Loss before provision for income taxes                            (20,921,892)    (1,607,640)   (10,377,228)

PROVISION FOR INCOME TAXES
   Deferred income tax expense (benefit)                                            151,700       (412,000)       702,000
                                                                               ------------    -----------   ------------
              NET LOSS                                                         $(21,073,592)  $ (1,195,640)  $(11,079,228)
                                                                               ============   ============   ============
BASIC AND DILUTED LOSS PER SHARE                                               $      (1.20)  $       (.10)  $      (1.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       17,532,882     12,461,814     11,115,522



        The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2001, 2000 and 1999

                                                                                              Accumulated                Total
                                                     Common stock     Additional                  other               stockholder's
                                                --------------------  Paid-in    Accumulated  Comprehensive Treasury    equity
                                                 Shares     Amount     capital      deficit   income (loss)  Stock     (deficit)
                                                ----------  -------- ----------- ------------ ------------- --------   ----------
Balance at January 1, 1999                      11,085,750  $ 11,086 $20,766,876 $(25,555,111) $    993,186 $      -   $ (3,783,963)

Repurchase of common stock                          (7,500)       (8)    (27,592)           -             -        -        (27,600)
Shares issued from exercise of Class C
 warrants                                           41,000        41     204,959            -             -        -        205,000
Shares issued from exercise of Class B exchange
 warrants                                            2,789         3         661            -             -        -            664
Shares issued from exercise of Class C exchange
 warrants                                              938         1       4,503            -             -        -          4,504
Shares issued from exercise of Class D warrants        563         1       4,501            -             -        -          4,502
Issuance of Class C warrants                             -         -      15,520            -             -        -         15,520
Sale of common stock from offering                 337,648       338   1,255,705            -             -        -      1,256,043
Conversion to common stock from convertible
 debentures                                          6,250         6      24,994            -             -        -         25,000

Conversion from common stock to convertible
 debentures                                        (12,500)      (13)    (49,987)           -             -        -        (50,000)
Warrants issued to nonemployees                          -         -       8,828            -             -        -          8,828
Comprehensive loss
   Net loss                                              -         -           -  (11,079,228)            -        -    (11,079,228)
   Other comprehensive loss
      Net change in unrealized loss on investment
        securities available for sale, net of
        applicable income taxes                          -         -           -            -    (1,197,644)       -     (1,197,644)
                                                                                                                       ------------
           Total comprehensive loss             ----------  -------- ----------- ------------  ------------ --------    (12,276,872)
                                                                                                                       ------------
Balance at December 31, 1999                    11,454,938    11,455  22,208,968  (36,634,339)     (204,458)       -    (14,618,374)

Issuance of common stock                            33,343        33     100,374            -             -        -        100,407
Repurchase of common stock                         (35,250)      (35)   (106,965)           -             -        -       (107,000)
Shares issued from exercise of Class B
 warrants                                          909,178       909   1,652,080            -             -        -      1,652,989
Shares issued from exercise of Class C
 warrants                                        1,020,689     1,021   3,320,606            -             -        -      3,321,627
Shares issued from exercise of Class D
 warrants                                        1,178,709     1,179   8,858,961            -             -        -      8,860,140
Conversion to common stock from convertible
 debentures                                      1,366,654     1,366   9,455,359            -             -        -      9,456,725
Acquisition of Petroleum Development
 Corporation ("Pedco")                           1,600,000     1,600   6,398,400            -             -        -      6,400,000
Extension of expiration period for Class B
 warrants                                                -         -     139,399            -             -        -        139,399
Issuance of warrants                                     -         -     160,497            -             -        -        160,497
Comprehensive loss
   Net loss                                              -         -           -   (1,195,640)            -        -     (1,195,640)
   Other comprehensive income
      Net change in unrealized gain on
        investment securities available for
        sale, net of applicable income taxes             -         -           -            -       704,818        -        704,818
                                                                                                                       ------------
         Total comprehensive loss                                                                                          (490,822)
                                                ----------  -------- ----------- ------------  ------------ --------   ------------
Balance at December 31, 2000                    17,528,261    17,528  52,187,679  (37,829,979)      500,360        -     14,875,588

Conversion to common stock from convertible
 debentures                                          9,318        10       9,990            -             -        -         10,000
Purchase of Treasury stock                               -         -           -            -             -  (10,010)       (10,010)
Comprehensive loss
   Net loss                                              -         -           -  (21,073,592)            -        -    (21,073,592)
   Other comprehensive loss
      Cumulative effect of change in
       accounting principle                              -         -           -            -    (1,449,930)       -     (1,449,930)
      Reclassification adjustment for derivative
       losses                                            -         -           -            -     1,449,930        -      1,449,930
      Net change in unrealized gain on
        investment securities available for
        sale, net of an applicable income taxes          -         -           -            -      (236,100)       -       (236,100)
                                                                                                                       ------------
           Total comprehensive loss                                                                                     (21,309,692)
                                                ---------- --------- ----------- ------------  ------------ --------   ------------
Balance at December 31, 2001                    17,537,579 $  17,538 $52,197,669 $(58,903,571) $    264,260 $(10,010)  $ (6,434,114)
                                                ========== ========= =========== ============  ============ ========   ============

         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                    2001              2000               1999
                                                                                ------------       ------------     ------------
Cash flows from operating activities
   Net loss                                                                     $(21,073,592)      $ (1,195,640)    $(11,079,228)
   Adjustments to reconcile net loss to net cash provided by operating activities
        Accretion of discount on available-for-sale debt securities                 (473,080)          (502,017)        (703,736)
        Amortization and write-off of deferred bond offering costs                   442,130            380,365          276,983
        Gain on sale of U.S. Treasury bonds - available for sale                     (21,019)          (541,722)        (750,811)
        Depreciation, depletion and amortization                                  14,462,119          3,065,460        9,197,683
        Expense on issuance of warrants                                                    -            299,896           87,863
        Common stock issued for services                                                   -            172,444                -
        Deferred tax expense (benefit)                                               151,700           (412,000)         702,000
      Change in assets and liabilities
        Decrease in trading securities                                               235,527          2,642,565        8,824,823
        (Increase) decrease in accounts receivable - trade                           275,723         (3,564,306)        (705,303)
        Increase in accounts receivable from affiliated partnerships                 (21,740)          (358,724)        (209,941)
        Decrease in restricted cash                                                        -                  -        1,741,723
        (Increase) decrease in other assets                                          862,956           (961,253)         (24,788)
        Increase (decrease) in accounts payable and accrued expenses              (1,251,636)         1,151,061       (4,356,848)
        Increase (decrease) in deferred income from affiliated partnerships      (12,619,695)        10,482,609       14,690,458
        Increase (decrease) in contingent repurchase obligation to affiliated      3,318,993                  -       (1,188,844)
          partnerships                                                          ------------       ------------     ------------

              Net cash provided by (used in) operating activities                (15,711,614)        10,658,738       16,502,034

Cash flows from investing activities
   Purchases of U.S. Treasury bonds - available for sale                          (1,264,058)        (4,584,677)      (1,431,248)
   Purchases of oil and gas properties                                           (16,944,421)       (20,957,501)     (22,300,079)
   Purchases of property and equipment                                              (189,666)           (28,227)        (428,168)
   Cash acquired from Pedco on acquisition                                                 -            629,896                -
   Proceeds from U.S. Treasury bonds - available for sale                            763,353          5,928,078        2,619,792
                                                                                ------------       ------------     ------------

              Net cash used in investing activities                              (17,634,792)       (19,012,431)     (21,539,703)

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                -         15,390,000       16,886,000
   Payments on long-term debt                                                     (1,876,645)          (999,301)        (169,373)
   Proceeds from issuance of common stock                                                  -         13,762,717        1,486,233
   Deferred bond offering costs                                                            -         (1,345,270)      (1,449,455)
   Deferred offering costs                                                          (812,886)                 -                -
   Repurchase of common stock                                                        (10,010)          (107,000)         (27,600)
                                                                                ------------       ------------     ------------
              Net cash provided by (used in) financing activities                 (2,699,541)        26,701,146       16,725,805
                                                                                ------------       ------------     ------------
              NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                                             (36,045,947)        18,347,453       11,688,136

Cash and cash equivalents at beginning of year                                    58,969,552         40,622,099       28,933,963
                                                                                ------------       ------------     ------------
Cash and cash equivalents at end of year                                        $ 22,923,605       $ 58,969,552     $ 40,622,099
                                                                                ============       ============     ============


        The accompanying notes are an integral part of these statements.

                             Year ended December 31,

                                                                                    2001              2000               1999
                                                                                ------------       ------------     ------------
Supplemental disclosure of cash flow information
   Cash paid for interest, net of amount capitalized                            $  5,275,100       $  6,386,551     $  5,381,556
   Cash paid for income taxes                                                              -                  -           33,000

Noncash investing and financing activities
   Conversion to common stock from convertible securities                             10,000          9,456,725           25,000
   Conversion from common stock to convertible securities                                  -                  -           50,000

During 2000, the Company acquired Pedco in exchange for 1,600,000 shares of common stock (note J). In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

   Estimated fair value of assets  acquired,  including  cash and cash  equivalents
      of $629,896                                                                                  $  7,710,418
   Liabilities assumed                                                                               (1,310,418)
                                                                                                   ------------
   Estimated fair value of common stock                                                            $  6,400,000
                                                                                                   ============

During 1999, the Company acquired an additional 50% interest in a 25% owned investee by the assumption of liabilities as follows:

   Assets acquired                                                                                                $   2,266,700
   Cash paid                                                                                                                  -
                                                                                                                  -------------
   Liabilities assumed                                                                                            $   2,266,700
                                                                                                                  =============




        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

     Nature of Operations

     Warren Resources Inc. (the "Company"), a New York corporation, was formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. Primarily, these properties are located in New Mexico, Texas, Wyoming, Montana, North Dakota, Oklahoma, Michigan and California. In addition, the Company serves as the managing general partner (the "MGP") to affiliated partnerships and joint ventures. Also, the Company, through its wholly owned subsidiaries, provides turnkey contract drilling services to affiliated partnerships and joint ventures, well services including engineering, maintenance, operations and well completion, recompletion and workovers through nine workover/recompletion rigs and, commencing in 2000, gas marketing and transportation services.

     Management Plans

     The Company has incurred a net loss of approximately $21,100,000 during 2001. At December 31, 2001, current liabilities exceeded current assets by approximately $8,800,000 and total liabilities exceeded total assets by approximately $6,400,000.

     The 2001 net loss includes approximately $15,200,000 of non-cash charges including oil and gas properties and drilling rig impairments and recognition of a liability related to the Company's contingent obligation to purchase partnership interests. The oil and gas impairment and contingent repurchase obligation were measured using March 15, 2002 oil and gas prices, which were significantly below prior year prices. During 2001, the Company raised $18.1 million for its drilling programs compared to $46.5 million and $40.9 million in 2000 and 1999, respectively. As a result, the Company's turnkey revenue and total gross profit in 2002 will be less than in 2001 and 2000 and the number of the Company's oil and gas properties developed through partnership arrangements will be reduced.

     In order to improve operations and liquidity and meet its cash flow needs, the Company has or intends to do the following:


          o Sold Pinnacle, the Company's work-over drilling rig subsidiary for $4.2 million in February 2002 (see Notes C and R).

          o Sell interests in some of our undeveloped oil and gas leases. The Company is currently in extended negotiations for several sales of a portion of our oil and gas interests which it is anticipated will be closed in 2002. Although there are no definitive agreements, the Company has received offers to buy certain of its undeveloped oil and gas leases that have significantly appreciated when compared to their original cost.

          o Raise additional capital through the sale of preferred stock and common stock.

          o Obtain a credit facility based in part on the value of our proven reserves.

          o    Continue privately placed drilling programs, which based on prior
               experience  management   anticipates  raising  approximately  $30
               million in 2002.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED


     Management Plans - Continued


          o Generate turnkey profit and operating cash flow from our turnkey drilling contracts equal to approximately 25% of the total amount of turnkey price.

          o Reduce fixed overhead expenses and primarily conduct development drilling operations in the Company's two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

     As a result of these plans, management belives that it will generate sufficient cash flows to meet its current obligations in 2002.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Petroleum Development Corporation ("Pedco") and CJS Pinnacle Petroleum Services, LLC ("Pinnacle"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company conducts the majority of its oil and gas operations through joint ventures and partnerships. The Company enters into joint venture agreements with limited partnerships whereby the Company assigns a 75%
     (before payout) working interest in an oil and gas lease to a limited partnership while retaining a 25% (before payout) working interest. This ownership interest is an undivided interest in the mineral rights and each owner is responsible for its designated well expenditures. In exchange for the 75% working interest, the limited partners pay intangible drilling costs and, if a well is successful, the Company pays completion costs, including lease and well equipment. The Company has a 25% interest in the joint venture before payout and receives an additional reversionary 15% interest once payout occurs. The Company also has a 10% interest in the partnership revenue and expenses which increases to 25% once payout occurs. Payout is achieved once the limited partners in a particular program receive distributions equal to 100% of their original investment. Distributions received by the participants are determined by the revenues generated from the wells in each of the various programs less any applicable lease operating expenses. Therefore, once payout is achieved, the Company has a total interest of 55% in the net revenue generated from all wells assigned to a particular program. The Company has subordinated substantially all its general partner and joint venture rights to production for 1998 and earlier partnerships until payout and its general partner's interest in 1999 and later partnerships until payout. The Company proportionately consolidates its share of the costs incurred on undivided working interest of affiliated partnerships and joint ventures in the accompanying consolidated financial statements. The Company primarily incurs lease acquisition costs and completion costs, including lease and well equipment, on wells developed in these partnerships and joint ventures. All significant intercompany accounts and transactions have been eliminated.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Oil and Gas Properties

     The Company uses the successful efforts method of accounting for oil and gas properties. Under this methodology, costs incurred to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and historical lease expirations.

     Capitalized costs of producing oil and gas properties are depleted by the units-of-production method on a field-by-field basis. Lease costs are depleted using total proved reserves while lease equipment and intangible development costs are depleted using proved developed reserves. The Company's proved properties are evaluated on a field-by-field basis for impairment. An impairment loss is indicated whenever net capitalized costs exceed expected future net cash flow based on engineering estimates. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying value of the properties exceeds the estimated fair value (based on discounted cash flow).

     On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depletion and amortization with a resulting gain or loss recognized in earnings.

     On the sale of an entire interest in an unproved property, a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     Investment in CJS Pinnacle Petroleum Services, LLC

     Pinnacle was formed in 1997 and at that time the Company obtained a 25% interest through its initial capital contribution of $500 and a 9% loan to Pinnacle of $1,800,000. The Company accounted for its 25% investment using the equity method. On January 1, 1999, the Company acquired an additional 50% interest in Pinnacle by the assumption of liabilities of approximately $2,267,000. Pinnacle operates as a drilling services company and is incorporated in the state of Texas. Effective September 1, 2000, with the acquisition of Pedco, Pinnacle became a 100% owned subsidiary (Note J). On February 14, 2002, the Company completed the sale of substantially all of the assets of Pinnacle (Notes C and R).

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Revenue Recognition

     The Company enters into agreements with affiliated partnerships to drill wells to completion for a fixed price. The Company, in turn, enters into drilling contracts primarily with unrelated parties to drill wells on a day work basis. Therefore, if problems are encountered on a well, the cost of that well will increase and gross profit will decrease and could result in a loss on the well. The Company recognizes revenue from the turnkey drilling agreements on the percentage-of-completion method based on total costs incurred to total estimated costs to complete. When estimates of revenues and expenses indicate a loss, the total estimated loss is accrued. Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to or picked up by the purchaser. Oil and gas sales from marketing activities result from sales by the Company of oil and gas produced by affiliated joint ventures and partnerships and are recognized when delivered to purchasers. Drilling rig revenues generated from the Company's day rate drilling contracts, included in well services revenue, are recognized as services are performed.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2001, the Company had approximately 82% of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Accounts Receivable

     Accounts receivable include amounts due from affiliated partnerships and joint ventures for advances and expenditures made by the Company on behalf of such entities, as well as trade receivables. The Company reviews accounts and notes receivable for collectibility and provides allowances on specific accounts when the Company believes the collection is doubtful.

     The Company grants credit to purchasers of oil and gas and owners of managed properties, substantially all of whom are located in California, Wyoming, New Mexico and Texas.

     Investments

     The Company classifies its debt and equity securities into two categories: trading securities and available-for-sale securities. Trading securities, classified as current assets, are recorded at fair value with net unrealized gains or losses included in the determination of net earnings. Available-for-sale securities are measured at fair value, with net unrealized gains and losses excluded from net earnings and reported as other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification of the securities.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Deferred Bond Offering Costs

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the term of the related debt using the effective interest rate method.

     Contingent Repurchase Obligation

     The Company's contingent repurchase obligation represents the present value of the Company's potential future obligation to affiliated partnerships under repurchase agreements (Note G) based upon the excess of the formula price for repurchase over the discounted present value of each partnership's estimated future net revenues from its oil and gas properties as determined by independent petroleum engineers.

     Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management's opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized.

     Use of Estimates

     In preparing financial statements, generally accepted accounting principles require management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Gas Imbalances

     The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances.

     Capitalized Interest

     Interest of approximately $2,300,000 and $1,300,000 was capitalized during the years ended December 31, 2001 and 2000, respectively, relating to a major coal-bed methane development project that was not being currently depreciated, depleted or amortized and on which exploration activities were in progress during 2001 and 2000.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Hedging Activities

     During the year ended December 31, 2000, the Company entered into gas price swaps to manage its exposure to gas price volatility for marketed gas. The hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks. The gas reference prices upon which the price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

     The Company accounted for its hedging instruments using the deferral method of accounting through December 31, 2000. Under this method, realized gains and losses from the Company's price risk management activities are recognized in gas revenues when the associated sale occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on hedging contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a hedging instrument and actual oil and gas prices, a gain or loss is recognized currently to the extent the hedging instrument has not offset changes in actual oil and gas prices. For the years ended December 31, 2001 and 2000, the Company hedged approximately 3,000 dekatherms of natural gas per day for the months April 2000 through March 2001 based on the Inside FERC Index price and fixed floor and ceiling prices of $2.50 and $3.55, respectively. For the years ended December 31, 2001 and 2000, the Company incurred losses on its hedging contracts of approximately $509,000 and $1,600,000, respectively, which are reflected as a reduction of gas sales from marketing activities.

     The Company adopted the provisions under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in the first quarter of its year ended December 31, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax-cumulative-effect-type adjustment of approximately $1,450,000 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash flow hedging financial instruments. The Company's hedging agreements expired in March 2001.

     Accounting For Long-Lived Assets

     The Company reviews property and equipment, certain identifiable intangible assets and any goodwill relating to those assets for impairment whenever circumstances and situations change, indicating that the carrying amounts may not be recoverable.

     Stock Based Compensation

     The Company accounts for stock based employee awards using the intrinsic value method. Stock based awards to nonemployees are accounted for under the fair value method.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years. Major classes of property and equipment consisted of the following at December 31:

                                                                                            2001              2000
                                                                                         -----------       ----------
       Drilling rigs and equipment                                                       $1,054,006        $5,967,950
       Automobiles and trucks                                                                40,055           563,198
       Furniture and fixtures                                                               144,867           198,465
       Land and buildings                                                                   137,535           512,238
       Office equipment                                                                      89,856            64,011
                                                                                        -----------       -----------
                                                                                          1,466,319         7,305,862
           Less accumulated depreciation and amortization                                   575,015         1,776,474
                                                                                        -----------       -----------
                                                                                        $   891,304       $ 5,529,388
                                                                                        ===========       ===========

     Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and debentures are converted using the if-converted method. Conversion or exercise is not assumed if the results are antidilutive.

     Potential common shares relating to options, warrants and convertible bonds and debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

                                                                                     Year ended December 31,
                                                                       -----------------------------------------------
                                                                            2001              2000            1999
                                                                       --------------    --------------    -----------
       Class B Warrants                                                        -                  -        1,632,219
       Class B Warrants - Exchange                                             -                  -           53,274
       Class C Warrants                                                        -                  -        1,357,610
       Class C Warrants - Exchange                                             -                  -          498,123
       Class D Warrants                                                        -                  -        1,039,193
       Class D Warrants - Exchange                                             -                  -          410,172
       Employee stock options                                          1,770,000          1,642,000                -
       Convertible bonds and debentures                                6,216,022          6,531,880        7,950,967


                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Earnings (Loss) Per Common Share - Continued

     Class B, C and D Warrants have a weighted average exercise price of $4.50, $6.00 and $10.00, respectively, for all periods presented. The average weighted exercise price of Class B, C and D Exchange Warrants is $3.60, $4.80 and $8.00, respectively, for all periods presented.

     Employee stock options have a weighted average exercise price of $4.52 and $4.00 for the years ended December 31, 2001 and 2000, respectively.

     The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $4.50 to $50.00 (Note D).

     Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

     Major provisions of SFAS Nos. 141 and 142 and their effective dates for the Company are as follows:

          o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001.

          o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, rented or exchanged, either
               individually  or  as  part  of  a  related  contract,   asset  or
               liability.

          o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

          o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

          o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                        December 31, 2001, 2000 and 1999


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES - CONTINUED

     Recent Accounting Pronouncements - Continued

     The Company will continue to amortize goodwill recognized prior to July 1, 2001 under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $270,000 and $67,500 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value determination based on an impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002 as a cumulative effect of a change in accounting principle.

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS Nos. 143 and
     144. However, at this time, the Company does not believe the impact of these statements will be material to its consolidated financial position or results of operations.

NOTE B - INVESTMENTS

     The amortized cost, unrealized gains and losses and fair values of the Company's available-for-sale securities held are summarized as follows:

                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                              2001              2000
                                                                                         --------------    -----------
       U.S.  Treasury  Bonds,  stripped  of  interest,  maturing  2002  through  2023, aggregate par value of $19,107,000 and $18,879,000, respectively
       Amortized cost                                                                    $8,542,626        $7,578,312
       Gross unrealized gains                                                               464,517           793,360
       Gross unrealized losses                                                              (28,465)              -
                                                                                         ----------        ----------

                         Estimated fair value                                            $8,978,678        $8,371,672
                                                                                         ==========        ==========

                        December 31, 2001, 2000 and 1999


NOTE B - INVESTMENTS - CONTINUED

     During 2001, 2000 and 1999, the Company recognized approximately $(3,100), $39,000 and $(1,869,000), respectively, of unrealized gains (losses) on its trading securities and $21,000, $549,000 and $765,000, respectively, of realized gains from its investments in trading and available-for-sale securities. During 2001, 2000 and 1999, the Company recognized realized gains of approximately $21,000, $542,000 and $751,000, respectively, resulting from the release of such securities due to cash distributions to investors of affiliated partnerships made from proceeds from sales of oil and gas and the release of the Company's obligation related to securing its commitment under certain repurchase agreements (Notes G and I). Gross gains recognized in earnings attributable to transfers of available-for-sale securities to trading securities were $21,019, $541,722 and $771,264 in 2001, 2000 and 1999, respectively. Gross losses recognized in earnings attributable to transfers of available-for-sale securities to trading securities was $20,453 in 1999.

     The  amortized  cost  and  estimated  fair  values  of   available-for-sale
     securities, by contractual maturity, at December 31, 2001 are shown below.


                                                                                          Amortized       Estimated
                                                                                             cost         fair value
                                                                                         ----------       ----------
       Due within one year                                                               $  484,278       $  498,320
       Due after five years through ten years                                             3,912,434        4,091,937
       Due after ten years                                                                4,145,914        4,388,421
                                                                                         ----------       ----------
                         Total                                                           $8,542,626       $8,978,678
                                                                                         ==========       ==========

NOTE C - ASSETS HELD FOR SALE

     During 2001, the Company initiated a plan to dispose of substantially all assets of Pinnacle which was completed on February 14, 2002 (Note R). In connection with the plan of disposal, the Company determined that the carrying value of Pinnacle's assets exceeded their fair values. Accordingly, an impairment expense of approximately $825,000, which is included as part of depreciation, depletion and amortization, and represents the excess of the carrying value of $4,568,000 over the fair value of $3,743,000, has been charged to operations in 2001. The fair value is based on the net selling price of the completed transaction.


                                                                                          Carrying
                                                                                            value       Fair value
                                                                                         ----------     ----------
       Goodwill                                                                          $  223,042     $        -
       Property and equipment                                                             4,345,156      3,742,941
                                                                                         ----------     ----------

                                                                                         $4,568,198     $3,742,941
                                                                                         ==========     ==========

                        December 31, 2001, 2000 and 1999


NOTE D - LONG-TERM DEBT

    Debentures consist of the following at December 31:

                                                                                             2001              2000
                                                                                         -----------       -----------
     Secured  Convertible  Debentures,  due August 31, 2002, bearing interest at
     12%,  due in  semiannual  payments.  As of  December  31,  2001  and  2000, collateralized by $455,000 and $505,000, respectively,  principal amount of
     zero coupon U.S. Treasury Bonds due August 15, 2002.                                $   470,000       $   505,000

     Sinking Fund Convertible Debentures,  due August 31, 2002, bearing interest at 12%, due in semiannual payments.  Annual Sinking Fund payments, equal to
     11.1% of total  outstanding  principal,  commenced August 31, 1994.                      55,000            55,000

     Sinking Fund  Debentures,  due December 31, 2007,  bearing interest at 12%, due in monthly  payments.  Annual  Sinking Fund  payments,  based on 20% of
     total outstanding principal, commencing on December 31, 2002.                        15,390,000        15,390,000

     Secured Convertible Debentures,  due December 31, 2009, bearing interest at
     12%, due in monthly payments.  As of December 31, 2001 and 2000,  principal collateralized by $840,000 each year,  principal amount of zero coupon U.S.
     Treasury Bonds due November 15, 2009.                                                   840,000           840,000

     Secured  Convertible Bonds, due December 31, 2010, bearing interest at 12%, due in  monthly  payments.  As of  December  31,  2001 and 2000,  principal collateralized by $1,740,000 and $1,765,000, respectively, principal amount
     of zero  coupon  U.S.  Treasury  Bonds due  November  15,  2010.                      1,740,000         1,765,000

     Sinking  Fund  Convertible  Debentures,  due  December  31,  2010,  bearing interest at 13.02%, due in monthly payments.  Annual Sinking Fund payments, based on 8.33% of total  outstanding  principal,  commenced on December 31,
     1999.                                                                                15,095,200        15,215,000

     Sinking  Fund  Convertible  Debentures,  due  December  31,  2015,  bearing interest at 13.02%, due in monthly payments.  Annual Sinking Fund payments, based on 5.88% of total  outstanding  principal,  commenced on December 31,
     1999.                                                                                12,737,500        12,977,500

     Secured  Convertible Bonds, due December 31, 2016, bearing interest at 12%, due in  monthly  payments.  As of  December  31,  2001 and 2000,  principal collateralized by $1,580,000 and $1,625,000, respectively, principal amount
     of zero  coupon  U.S.  Treasury  Bonds due  November  15,  2016.                      1,580,000         1,625,000


                        December 31, 2001, 2000 and 1999


NOTE D - LONG-TERM DEBT - CONTINUED

                                                                                             2001              2000
                                                                                         -----------       -----------
     Sinking  Fund  Convertible  Debentures,  due  December  31,  2017,  bearing interest at 12%, due in monthly  payments.  Annual  Sinking Fund  payments, based on 5.56% of total  outstanding  principal,  commenced on December 31,
     1999.                                                                                 7,215,000         7,225,000

     Secured  Convertible Bonds, due December 31, 2020, bearing interest at 12%, due in  monthly  payments.  As of  December  31,  2001 and 2000,  principal collateralized by $1,780,000 and $1,770,000, respectively, principal amount
     of zero  coupon  U.S.  Treasury  Bonds due  November  15,  2020.                      1,780,000         1,770,000

     Secured  Convertible Bonds, due December 31, 2022, bearing interest at 12%, due in  monthly  payments.  As of  December  31,  2001 and 2000,  principal collateralized by $1,236,000 and $1,286,000, respectively, principal amount
     of zero  coupon  U.S.  Treasury  Bonds due  November  15,  2022.                      1,236,000         1,286,000
                                                                                         -----------       -----------
                                                                                          58,138,700        58,653,500
           Less current maturities                                                         4,747,370         3,598,350
                                                                                         -----------       -----------

                         Long-term portion                                               $53,391,330       $55,055,150
                                                                                         ===========       ===========

    Other long-term debt consists of the following at December 31:

                                                                                             2001              2000
                                                                                         -----------       -----------


     Deferred  payment  related to an  acquisition  of oil leases;  paid in full
     during 2001                                                                         $         -       $ 1,000,000

     Note payable  with  monthly  payments of $31,757,  maturing  January  2003.
     Payments  include  interest  accruing  at a  rate  of  10.25%,  per  annum,
     collateralized by equipment.                                                            374,321           698,747

       Other miscellaneous long-term debt                                                     47,591            95,010
                                                                                         -----------       -----------
                                                                                             421,912         1,793,757
           Less current maturities                                                           392,721         1,371,846
                                                                                         -----------       -----------

                         Long-term portion                                               $    29,191       $   421,911
                                                                                         ===========       ===========

     During 2000, the Company issued $15,390,000 12% Sinking Fund Debentures, due December 31, 2007. The Company also issued 400 Class D Warrants to purchase common stock of the Company at $10.00 per share with each $50,000 of face value. Brokers also received 200 of the same Class D Warrants for each $50,000 of face value as well as broker commissions. The fair value of the Class D Warrants of approximately $40,000 has been recognized as debt issue costs.

                        December 31, 2001, 2000 and 1999


NOTE D - LONG-TERM DEBT - CONTINUED

     The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $4.50 to $50.00. In 2001, a debenture holder converted $10,000 principal amounts of a note into approximately 1,300 shares of common stock. Additionally, the Company issued approximately 8,000 shares of common stock to certain exchange bond holders. During 2000, debenture holders converted $10,250,000 principal amounts of notes into approximately 1,367,000 shares of common stock. Con-versions of debt would increase the numbers of shares outstanding at December 31 as follows:


             2001                                                       Outstanding      Per Share
             ----                                    Maturity            principal      conversion       Common shares
                                                      date                amount           price         if converted
                                                -----------------       -------------   ----------       -------------
    Secured Convertible 12% Bond                  August 31, 2002       $     470,000      $  4.50             104,444
    Sinking Fund 12% Bond                         August 31, 2002              55,000         4.50              12,222
    Secured Convertible 12% Bond                December 31, 2009             840,000         7.00             120,000
    Secured Convertible 12% Bond                December 31, 2010           1,740,000         7.00             248,571
    Sinking Fund 13.02% Bond                    December 31, 2010          15,095,200         5.00           3,019,040
    Sinking Fund 13.02% Bond                    December 31, 2015          12,737,500         8.00           1,592,188
    Secured Convertible 12% Bond                December 31, 2016           1,580,000         7.00             225,714
    Sinking Fund 12% Bond                       December 31, 2017           7,215,000        10.00             721,500
    Secured Convertible 12% Bond                December 31, 2020           1,780,000        17.50             101,714
    Secured Convertible 12% Bond                December 31, 2022           1,236,000        17.50              70,629
    Sinking Fund 12% Bond                       December 31, 2007          15,390,000            -                   -
                                                                        -------------                    -------------
                                                                        $  58,138,700                        6,216,022
                                                                        =============                    =============

             2000                                                       Outstanding      Per Share
             ----                                    Maturity            principal      conversion       Common shares
                                                      date                amount           price         if converted
                                                -----------------       -------------   ----------       -------------
    Secured Convertible 12% Bond                  August 31, 2002       $     505,000     $  4.50              112,222
    Sinking Fund 12% Bond                         August 31, 2002              55,000        4.50               12,222
    Secured Convertible 12% Bond                December 31, 2009             840,000        7.00              120,000
    Secured Convertible 12% Bond                December 31, 2010           1,765,000        7.00              252,143
    Sinking Fund 13.02% Bond                    December 31, 2010          15,215,000        5.00            3,043,000
    Sinking Fund 13.02% Bond                    December 31, 2015          12,977,500        8.00            1,622,188
    Secured Convertible 12% Bond                December 31, 2016           1,625,000        7.00              232,143
    Sinking Fund 12% Bond                       December 31, 2017           7,225,000        7.50              963,333
    Secured Convertible 12% Bond                December 31, 2020           1,770,000       17.50              101,143
    Secured Convertible 12% Bond                December 31, 2022           1,286,000       17.50               73,486
    Sinking Fund 12% Bond                       December 31, 2007          15,390,000           -                    -
                                                                        -------------                    -------------
                                                                        $  58,653,500                        6,531,880
                                                                        =============                    =============

                        December 31, 2001, 2000 and 1999


NOTE D - LONG-TERM DEBT - CONTINUED

             1999                                                       Outstanding      Per Share
             ----                                    Maturity            principal      conversion       Common shares
                                                      date                amount           price         if converted
                                                -----------------       -------------   ----------       -------------
    Secured Convertible 12% Bond                  August 31, 2002       $     520,000      $  4.50             115,556
    Sinking Fund 12% Bond                         August 31, 2002             115,000         4.50              25,556
    Secured Convertible 12% Bond                December 31, 2009           1,735,000         6.00             289,167
    Secured Convertible 12% Bond                December 31, 2010           2,375,000         6.00             395,833
    Sinking Fund 13.02% Bond                    December 31, 2010          13,043,000         5.00           2,608,600
    Sinking Fund 13.02% Bond                    December 31, 2015          11,797,500         8.00           1,474,688
    Secured Convertible 12% Bond                December 31, 2016           2,325,000         6.00             387,500
    Sinking Fund 12% Bond                       December 31, 2017          17,500,000         7.50           2,333,333
    Secured Convertible 12% Bond                December 31, 2020           2,815,000        15.00             187,667
    Secured Convertible 12% Bond                December 31, 2022           1,996,000        15.00             133,067
                                                                        -------------                    -------------

                                                                        $  54,221,500                        7,950,967
                                                                        =============                    =============

     Effective January 2, 1996, and each year thereafter, the holders of the Secured and Sinking Fund Convertible Debentures due August 31, 2002 may tender to the Company up to 10% of the aggregate debentures originally issued.

     Effective January 1, 1998, and each year thereafter, the holders of the Secured Convertible Debentures due December 31, 2009, 2010 and 2016 may tender to the Company up to 10% of the aggregate debentures issued. Effective January 1, 2000 and January 1, 2001, and each year thereafter, the holders of the Secured Convertible Debentures due December 31, 2020 and December 31, 2022, respectively, may tender to the Company up to 10% of the aggregate debentures issued. Holders of the Sinking Fund Convertible Debentures due December 31, 2010, 2015 and 2017 may tender to the Company up to 10% of the aggregate debentures issued effective January 1, 2000, January 1, 2001 and January 1, 2001, respectively. Effective January 1, 2002, and each year thereafter, the holders of the Sinking Fund Debentures due December 31, 2007 may tender to the Company up to 10% of the aggregate debentures originally issued.

                        December 31, 2001, 2000 and 1999


NOTE D - LONG-TERM DEBT - CONTINUED

     The estimated principal that can be tendered by the Secured Convertible and Sinking Fund Debenture holders, including contractual maturities, is as follows:

                     Fiscal year ending December 31

                         2002                                                          $  4,747,370
                         2003                                                             5,761,370
                         2004                                                             5,761,370
                         2005                                                             5,761,370
                         2006                                                             5,761,370
                         Thereafter                                                      30,345,850
                                                                                       ------------
                                                                                       $ 58,138,700

    Annual sinking fund requirements are as follows:

                     Fiscal year ending December 31

                         2002                                                          $  3,220,352
                         2003                                                             3,416,436
                         2004                                                             3,615,131
                         2005                                                             3,838,362
                         2006                                                             4,069,352
                         Thereafter                                                      15,893,738
                                                                                       ------------
                                                                                       $ 34,053,371

NOTE E - STOCKHOLDERS' EQUITY

     On September 6, 2001, the Board of Directors approved the issuance of 2,520,613 stock options to officers and employees under certain plans subject to shareholder approval. At December 31, 2001, these plans have not been approved.

     In September 2000, the Company adopted an employee stock option plan for certain employees with a maximum of 1,975,000 shares which may be issued and granted a total of 1,642,000 options exercisable at $4.00 per share. During 2001, the Company issued and granted a total of 153,000 options under the plan. The options are exercisable at a price not less than the fair market of the stock at the date of grant, have an exercisable period of five years and generally vest 25% after one year, 50% after two years and the final 25% three years after the date of grant. A total of 1,050,000 options granted in 2000 to certain of the employees vest 50% upon grant and 25% each on the second and third anniversaries of the date of grant. Accordingly, no compensation has been recognized for these options in the consolidated financial statements and the fair value compensation is included in the pro forma amounts below.

     On September 30, 2000, the Company extended the expiration of Class B and C Warrants from September 30, 2000 to December 31, 2000 and recognized an expense of approximately $139,000 due to the change in fair value of the extended warrants. In May 2000, the Company issued 29,000 shares of common stock to two former employees in exchange for exercise of employee warrants. As part of severance arrangements, in a cashless exercise one employee exchanged 60,000 warrants for 24,000 shares of common stock. Compensation expense of $96,000 was recognized as a result of this exercise. The second employee exercised 5,000 warrants at the exercise price of $3.68 per share.

                        December 31, 2001, 2000 and 1999


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED


     The Company's Class B Warrants, which expired on December 31, 2000, enabled the holders to purchase shares of c ommon stock at an exercise price of between $2.50 and $4.50 per share, subject to certain antidilution provisions. The Company's Class C Warrants, which expired on December 31, 2000, enabled the holders to purchase shares of common stock at an exercise price of between $4.00 and $6.00 per share, subject to certain antidilution provisions. The Company's Class D Warrants, which expired on December 31, 2000, enabled the holders to purchase shares of common stock at an exercise price of between $10.00 and $20.00 per share, subject to certain antidilution provisions. The affiliated partnerships, certain brokers, employees and others held the warrants.

     On December 31, 1998, certain Class B, C and D Warrants were modified under the terms of the Exchange Offer (Note J). The Company's Class B, Class C and Class D Warrants as modified (the Exchange Warrants) had an exercise price of $3.60, $4.80 and $8.00, respectively. All Exchange Warrants expired December 31, 2000.

     The Company uses the intrinsic value method to account for its employee warrant and option plans in which compensation is recognized only when the fair value of the underlying stock exceeds the exercise price of the warrant or option at the date of grant. The exercise price of all warrants or options equaled or exceeded market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the warrants and options issued. Had compensation cost been determined based on the fair value of the warrants and options at the grant dates, the Company's net earnings (loss) would have been adjusted to the pro forma amounts for the years ended as indicated below.

                                                                      2001            2000           1999
                                                                  ------------    -----------     ------------
       Net loss
           As reported                                            $(21,073,592)   $(1,195,640)    $(11,079,228)
           Pro forma                                              $(21,360,468)   $(1,366,787)    $(11,081,618)

     The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: No expected dividends, expected volatility of 28%, 24% and 24%, risk-free interest rate of 3.64%, 5.85% and 6% and expected lives of 3 years for incentive options issued in 2001 and .4 and 1.5 years for warrants and 3 years for incentive options issued in 2000. The volatility assumptions were developed using a peer group of similar energy companies.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee warrants.

                        December 31, 2001, 2000 and 1999

NOTE E - STOCKHOLDERS' EQUITY - CONTINUED


     A summary of the status of the Company's warrants and options issued to employees as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below for employees. All warrants are exercisable at the award date. Class B, C and D Warrants have weighted average exercise prices of $4.50, $6.00 and $10.00, respectively, for all periods presented.


                                                                         Class B      Class C     Class D     Incentive
                                                                         Warrants     Warrants    Warrants      Options
                                                                        ---------     --------    --------    ----------

       Warrants outstanding - January 1, 1999                             109,950      320,267           -             -

       Issued                                                                 -         15,000           -             -
                                                                        ---------    ---------   ---------   -----------
       Warrants outstanding - December 31, 1999                           109,950      335,267           -             -

       Issued                                                                   -      273,158     251,059     1,642,000
       Exercised                                                                -      (29,700)        (10)            -
       Expired                                                           (109,950)    (578,725)   (251,049)            -
                                                                        ---------    ---------   ---------   -----------

       Warrants and options outstanding - December 31, 2000                     -            -           -     1,642,000

       Issued                                                                   -            -           -       153,000
       Exercised                                                                -            -           -             -
       Expired                                                                  -            -           -             -
       Forfeited                                                                -            -           -       (25,000)
                                                                        ---------    ---------   ---------   -----------

       Warrants and options outstanding - December 31, 2001                     -            -           -     1,770,000
                                                                        =========    =========   =========   ===========

       Weighted average fair value of warrants granted during 1999      $       -    $     .16   $       -           N/A

       Weighted average fair value of options granted during 2000       $       -    $       -   $       -   $       .56

       Weighted average fair value of options granted during 2001       $       -    $       -   $       -   $       .73

       Options exercisable at December 31, 2001                               N/A          N/A         N/A       929,500

       Weighted average exercise price of options                             N/A          N/A         N/A   $      4.52

                        December 31, 2001, 2000 and 1999


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

     A summary of the status of the Company's Warrants issued to nonemployees, which expired on December 31, 2000 and the changes during the years ended December 31, 2000 and 1999 are presented below. The average weighted exercise price of Class B, C and D warrants is $4.50, $6.00 and $10.00, respectively. The average weighted exercise price of Class B, C and D Exchange Warrants is $3.60, $4.80 and $8.00, respectively.

                                                                               Class B         Class C       Class D
                                                                              Warrants        Warrants      Warrants
                                                                             ----------      ----------    ----------
       Warrants outstanding - January 1, 1999                                 1,523,769       1,074,377       589,483

       Issued                                                                         -          12,916       573,745
       Exercised                                                                      -         (41,000)          -
       Modified as Exchange Warrants                                             (1,500)        (23,950)     (124,035)
                                                                             ----------      ----------    ----------

       Warrants outstanding - December 31, 1999                               1,522,269       1,022,343     1,039,193

       Issued                                                                    26,559         215,036       649,604
       Exercised                                                               (863,821)       (625,996)     (869,900)
       Modified as Exchange Warrants                                               (550)        (16,859)      (11,532)
       Expired                                                                 (684,457)       (594,524)     (807,365)
                                                                             ----------     -----------    ----------

       Warrants outstanding - December 31, 2000                                       -               -             -
                                                                             ==========     ===========    ==========

       Weighted average fair value of warrants granted in 1999                     N/A      $       .16    $        -

       Weighted average fair value of warrants granted in 2000               $    1.20      $         -    $      .22

                        December 31, 2001, 2000 and 1999


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

                                                                               Class B         Class C       Class D
                                                                              Exchange        Exchange      Exchange
                                                                              Warrants        Warrants      Warrants
                                                                             ----------      ----------    ----------
       Warrants outstanding - January 1, 1999                                    54,188         469,111        255,609

       Issued                                                                     1,875          29,950        155,126
       Exercised                                                                 (2,789)           (938)          (563)
                                                                             ----------      ----------     ----------

       Warrants outstanding - December 31, 1999                                  53,274         498,123        410,172

       Issued                                                                       688          21,086         14,492
       Exercised                                                                (45,357)       (393,993)      (308,799)
       Modified as Exchange Warrants                                             (8,605)       (125,216)      (115,865)
                                                                             ----------      ----------     ----------

       Warrants outstanding - December 31, 2000                                     -               -                -
                                                                             ==========      ==========     ==========

       Weighted average fair value of exchange warrants granted in 1999      $      .74      $      .20     $        -

       Weighted average fair value of exchange warrants granted in 2000      $      .52      $      .04     $        -

                        December 31, 2001, 2000 and 1999


NOTE F - INCOME TAXES

     The Company and its subsidiaries file a consolidated income tax return.

     The Company's effective income tax rate differed from the federal statutory rate as follows:

                                                                            2001           2000          1999
                                                                       -------------   ----------   -----------
       Income taxes at federal statutory rate                          $ (7,113,443)   $(546,598)   $(3,528,258)
       Change in valuation allowance                                     11,560,422       (5,297)     4,902,072
       Nondeductible expenses                                               264,101      120,798         42,136
       State income taxes at statutory rate                              (1,255,314)     (96,458)      (622,634)
       Adjustment of estimated income tax provision of
           prior year                                                    (3,312,841)     121,294       (137,939)
       Other                                                                  8,775       (5,739)        46,623
                                                                       -------------   ---------    -----------
                                                                       $     151,700   $(412,000)   $   702,000
                                                                       =============   =========    ===========

     The components of the net deferred tax asset are as follows as of December 31:

                                                                                             2001         2000
                                                                                       -----------   ------------
       Deferred tax assets
           Net operating loss carryforward                                             $15,176,559   $  8,815,005
           Organization costs                                                               87,659        304,650
           Oil and gas properties and tangible equipment                                 6,086,792      4,450,248
           Contingent repurchase obligation                                              1,406,542              -
           Other                                                                           471,623        196,200
                                                                                       -----------   ------------
                                                                                        23,229,175     13,766,103
              Less valuation allowance                                                  22,142,772     10,582,350
                                                                                       -----------   ------------
                         Total deferred tax assets                                       1,086,403      3,183,753
                                                                                       -----------   ------------
       Deferred tax liabilities
           Capitalized intangible assets                                                   930,628        923,369
           Tangible equipment                                                                    -      1,840,445
           Net unrealized gain on investments                                              155,775        311,240
           Other                                                                                 -        108,699
                                                                                       -----------   ------------
                         Total deferred tax liabilities                                  1,086,403      3,183,753
                                                                                       -----------   ------------
       Net deferred tax asset                                                          $         -   $          -
                                                                                       ===========   ============

     The valuation allowance  increased  (decreased)  $11,560,422,  $(5,297) and
     $4,902,072  for  the  years  ended  December  31,  2001,   2000  and  1999,
     respectively.

                        December 31, 2001, 2000 and 1999


NOTE F - INCOME TAXES - CONTINUED


     A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Manage-ment believes it is more likely than not that the net deferred tax asset will not be realized by future operating results.

     At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,000,000 which begin to expire in 2012.

NOTE G - COMMITMENTS AND CONTINGENCIES

     General Commitments

     The Company has entered into various commitments and operating agreements related to development and production of certain oil and gas properties. It is management's belief that such commitments, as stated below, will be met without significant adverse impact to the Company's financial position or results of operations.

     Oil and Gas Partnerships

     The Company is the managing general partner in various oil and gas partnerships. Accordingly, the Company is unconditionally liable for liabilities which may be incurred by such partnerships. Additionally, the Company has indemnified various working interest (general) partners of affiliated partnerships against any liability which may be incurred in connection with the partnerships, in excess of such partner's interest, in the undistributed net assets of the partnership and insurance proceeds thereof. The partnerships have no liabilities except accounts payable to the Company for lease operating and administrative expenses.

     In connection with the release of Treasury securities held for drilling programs formed between 1994 and 1998, the Company undertook to contribute additional oil and gas leases to these partnerships on a "best efforts" basis. The values of the properties to be contributed may vary, at the sole discretion of the Company, from zero up to 50% of the value of the U.S. Treasury Bonds released by the partnerships.

     The Company has a gas purchase contract with Western Gas related to its Piper Federal lease. The contract is for the purchase of a minimum of 2,500 Mcf of gas per day at the wellhead. The contract commences on February 1, 2001 and expires on February 1, 2005. If the Company fails to deliver 2,500 Mcf of gas per day, Western Gas may charge the Company a deficiency fee. The deficiency fee is defined as the amount of deficient Mcf times 90% (amount below 2,500 Mcf times 90%) times the deficiency rate of $0.42 per Mcf representing gathering, compression and transportation charges. During 2001, the Company was in compliance with the purchase contract.

                        December 31, 2001, 2000 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

     Oil and Gas Partnerships - continued

     The Company has a gas purchase contract with Western Gas related to its Haight Less lease. The contract is for the purchase of a minimum of 550 Mcf of gas per day at the wellhead. Since approximately 1998, the contract has been extended on a year-by-year basis. If the Company fails to deliver 550 Mcf of gas per day, Western Gas reduces the sales price by a nominal amount. During 2001, the Company was in compliance with the purchase contract.

     The Company has a transportation contract with Williston Basin Interstate ("WBI") related to its LX Bar lease. If the Company fails to deliver the stated amount of gas per day, WBI may charge the Company a transportation fee. The transportation fee is defined as the amount of deficient Mcf times the transportation rate of approximately $0.43 per Mcf. During 2001, the Company paid a transportation fee of approximately $172,000.

     Repurchase Agreements

     Under certain repurchase agreements, the investor partners in certain affiliated partnerships have a right to have their interests purchased by a repurchase agent. Such purchase price is calculated at a formula price and is payable in seven to 25 years from the date of admission to the partnership. For certain affiliated partnerships formed prior to 1998, the maximum purchase price for all such interests was fully secured at maturity by zero coupon U.S. Treasury Bonds held by an independent trust company. The face amounts of such securities are released to the Company when equal amounts of cash distributions are made to investors. At December 31, 2001 and 2000, the face amounts of U.S. Treasury Bonds securing the Company's obligation under such repurchase agreements were $4,603,000 and $5,722,000, respectively, and the market value of these U.S. Treasury Bonds was approximately $1,589,409 and $2,028,000, respectively. Under certain other repurchase agreements, the investor partners have a right to have their interests purchased by a repurchase agent under the same formula price seven years from the date of the original partnership investment. The repurchase agent's performance is unconditionally guaranteed by the Company.

     Harbor View Horizons Corp. ("Harbor View") is a financial services company that served as a remarketing agent for the limited partnerships formed in 1994 and 1995 under a remarketing agreement, wherein Harbor View agreed to accept tenders from investor partners who desired to sell their interest and withdraw from the partnerships at a designated future date that was typically 15 to 22 years from the date of formation of the partnerships. To assure Harbor View's ability to perform, the Company placed zero coupon U.S. Treasury Bonds in an escrow account with Chase Manhattan Bank, N.A. Harbor View was not affiliated with the limited partnerships or the Company. Commencing in 1996, the partnerships ceased using Harbor View as a remarketing agent. Instead, the remarketing feature was replaced with a "buy-sell" clause or agreement directly with the Company contained within the respective limited partnership agreements. Subsequent to 1995, the Company made investments in Harbor View through loans to it for other finance activities unrelated to the remarketing agreements.

     In determining the amount of the contingent repurchase obligation, the present value of the obligation is computed based on the excess of the formula purchase price over the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company's working interest. The partnerships' proved undeveloped leases must be drilled by

                        December 31, 2001, 2000 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

     Repurchase Agreements - Continued

     the Company using funds from an outside party or from the Company to provide future revenues which satisfy the contingent repurchase obligation. The Company has estimated that these wells will require approximately $26,800,000 of development costs in partnerships in 2002 and 2003 for drilling and completing these wells. These development costs, the partnerships' future net revenues and the contingent repurchase obligation are based on reserve studies of independent petroleum engineers and actual amounts may differ from the estimates. Based upon this calculation using prices at March 15, 2002 the Company recorded a contingent repurchase obligation of $3,318,993 at December 31, 2001. A similar analysis has been performed in all prior years.

     Included in other current assets in the accompanying consolidated financial statements at December 31, 2001 and 2000 are amounts due from the Company's repurchase agent of approximately $325,000 and $1,557,000, respectively, related to short-term, noninterest-bearing loans.

     Trust Indenture Agreements

     Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures outstanding when due at maturity. At December 31, 2001 and 2000, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $14,504,000 and $13,157,000, respectively, and the market values of these U.S. Treasury Bonds were approximately $7,386,000 and $6,344,000, respectively.

     Leases

     In July 1997, the Company entered into an office lease in New York City, which commenced October 1997 and expires in March 2008. The lease can be canceled by the Company after five years subject to a cancellation fee of approximately $120,000. On June 1, 2000, Pedco entered into an office lease in Albuquerque, New Mexico expiring May 31, 2003. On January 22, 2000, Pedco entered into an office lease in Gillette, Wyoming expiring February 28, 2001 with an option to renew on a yearly basis. This lease was renewed in 2001. On November 1, 2000, Pinnacle entered into an office lease in Artesia, New Mexico, expiring on November 1, 2001 with an option to renew on a yearly basis.

     Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2001, are as follows:

                     Year ending December 31
                         2002                            $   229,677
                         2003                                182,350
                         2004                                155,686
                         2005                                155,686
                         2006                                155,686
                         Thereafter                          194,607
                                                         -----------
                                                         $ 1,073,692
                                                         ===========

     Rent expense under these leases was  approximately  $281,000,  $243,000 and
     $152,000  for  the  years  ended   December   31,  2001,   2000  and  1999,
     respectively.

                        December 31, 2001, 2000 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

     Litigation

     The Company is a party to various matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has a retirement plan covering substantially all qualified corporate employees under section 401(k) of the Internal Revenue Code. Under the plan, participants may contribute up to 22% of their compensation to their plan accounts. The Company contributed for each participant a matching contribution equal to 50% of the participant's contribution to a maximum of 6% of each employee's annual compensation. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $92,000, $35,000 and $25,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

     Affiliated Partnerships

     The Company contributed mineral rights with an agreed-upon fair value of $361,115 and $2,950,645 during 2001 and 2000, respectively, to affiliated partnerships in exchange for a 10% interest in these partnerships. The mineral rights remain at cost in the Company's property accounts. Affiliated partnerships paid $14,443,250, $44,479,750 and $40,791,020 to the Company during 2001, 2000 and 1999, respectively, under fixed price turnkey drilling contracts. At December 31, 2001 and 2000, accounts receivable from affiliated partnerships were approximately $802,000 and $780,000, respectively, relating primarily to administrative costs paid by the Company on behalf of the partnerships.

     The Company purchased lease and well equipment and certain leasehold interests at estimated fair value from affiliated partnerships during the years ended December 31, 2001, 2000 and 1999 for approximately $75,000, $355,000 and $131,000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company expensed lease operating expenses of approximately $1,329,000, $3,234,000 and $2,030,000, respectively, for affiliated partnerships which were recorded in general and administrative expenses as marketing cost.

                        December 31, 2001, 2000 and 1999


NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

     Joint Venture Agreements

     Prior to September 1, 2000, the Company and Pedco each owned, net of third-party interests, a 50% interest in the Pedco Group, a joint venture formed for the purpose of participating in the horizontal drilling and re-completing of existing oil wells. Subsequent to the acquisition of Pedco, the Company owns 100% of the Pedco Group.

     The Pedco Group is party to separate joint venture agreements with the affiliated partnerships. The agreements form a joint venture between the Pedco Group and each partnership for the purpose of participating in the drilling and re-completing of oil wells. Under the terms of the agreements, property acquisition and capital equipment costs are borne by the Pedco Group. Generally, intangible drilling and development costs are borne by the partnerships. Additionally, the Company issued warrants to buy shares of the Company's common stock to these partnerships as a capital contribution and to certain brokers who sell these limited partners' interests as additional commissions. The fair value of these warrants are recognized as either reductions of turnkey revenue (partnership warrants) or marketing expense (broker warrants) based on the fair value of the warrant issued (Note D) and increases to paid-in capital. Charges to operations for these warrants were approximately $120,000 and $3,000 for the years ended December 31, 2000 and 1999, respectively.

     Under the terms of the joint venture agreement, the affiliated partnerships have an initial 75% interest in the aggregate net profits of the properties. Once the partnerships have received distributions equal to the payments under the turnkey contract, the Pedco Group will receive an additional reversionary interest of 15% and the partnerships' interest will be reduced to 60%.

     The partnerships are parties to a standard form of operating agreement with Pedco (the "Operator") pursuant to which the Operator will be responsible for the operation of the wells. Also, the Operator is engaged to supervise all drilling and re-completion of wells, on behalf of all working interests, and has full control of all operations of the wells as covered under the operating agreement. Each partnership pays the Operator its pro rata share of monthly operating expenses.

     In May 1999, the Company entered into an agreement with Magness Petroleum Company ("Magness") to form a joint venture for the purpose of participating in the horizontal drilling and re-completing of existing oil wells and the drilling of new oil wells within the Wilmington Oil Field in Los Angeles County, California.

                        December 31, 2001, 2000 and 1999

NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

     Joint Venture Agreements - Continued

     On or about September 28, 1999, Magness filed suit against Warren Resources Inc., alleging claims for breach of written contract, breach of oral contract, dissolution of joint venture, accounting and declaratory relief. Upon defendants' motion, the case was sent to arbitration. As part of the arbitration, the defendants asserted cross-claims against Magness for breach of written contract, gross negligence, breach of fiduciary duty and actual and constructive fraud. Shortly before the arbitration commenced, Magness amended its complaint to add certain fraud claims against defendants. In February 2001, the arbitrator rendered his opinion, finding that Magness had breached the joint venture agreement at issue and that the defendants had not breached the joint venture agreement. Additionally, the arbitrator found there was no fraud or damages on either side, that the joint venture agreement should remain in force and that the Company should recover approximately $320,000 of charges from Magness which was collected during 2001. Magness has initiated new arbitration in August 2001, seeking dissolution of the joint venture and has sought court action to change to a different arbitrating organization for dispute resolution. The Company has filed a court action to compel Magness to submit disputes to the original arbitrating organization to which the parties agreed. The Company believes that any subsequent arbitration findings will not have a significant adverse effect on the Company's financial position or operations.

     Amounts Due From Officer

     At December 31, 2000, amounts due from the President and Chief Executive Officer amounted to approximately $172,000 inclusive of accrued interest at 7%. Such amounts were due on demand.

NOTE J - EXCHANGE OFFERS

     On October 15, 1998, the partnerships initially solicited votes (the "Partnership Exchange Offers") of all Investor Partners in certain limited partnerships formed prior to 1998 to modify the Repurchase Agreement to release to the Company the escrowed long-term zero coupon U.S. Treasury Bonds which secured the financial performance of the Repurchase Agent to buy back partnership units at a formula price. In exchange for the release of the U.S. Treasury Bonds, the Company offered a number of investment enhancements in favor of the Investor Partners. The enhancements for Investor Partners accepting the Partnership Exchange Offer included (a) a reduction in the earliest date when an Investor Partner may exercise under the Repurchase Agreement to seven years from the year of investment from 15 to25 years (Note G), (b) a modification of the Investor Warrants to increase by 25% the number of shares of common stock of the Company that an Investor Partner may purchase in any public offering of the Company's stock (the "Exchange Warrants"), (c) a reduction by 20% to 46% of the exercise price per share of the Exchange Warrants with no further price increases in the exercise prices for the term of the Exchange Warrants, and (d) an undertaking to register the shares reserved for issuance under the Exchange Warrants in any public offering of the Company's common stock. Effective December 31, 1998, in conjunction with these oil and gas exchange offers, the Company assigned certain oil and gas properties to the partnerships.

     As a result, the Company charged to expense oil and gas properties with a value of approximately $786,000 which were contributed to these partnerships. In conjunction with the change in warrant terms, the Company recognized an expense and an increase to paid-in capital of approximately $203,000. A small number of investors did not accept the exchange until 1999, which resulted in an expense and an increase to paid-in capital of approximately $6,000 for the year ended December 31, 1999.

     Additionally, on December 1, 1998, the Company solicited votes (the "Bond Exchange Offer") of all outstanding bond holders to exchange their Debentures or Bonds due at maturities ranging from 2002 to 2022 (the "Old Bonds") for new 13.02% Sinking Fund Convertible Bonds due 2010 and 2015 (the "New Bonds"). Upon acceptance of the Bond Exchange Offer, the Old Bonds were retired and the U.S. Treasury Bonds securing the repayment of principal amounts outstanding under the Old Bonds were released to the Company. The Bond Exchange Offer contained a number of investment enhancements to the bond holders accepting the Bond Exchange Offer, including (a) an increase in the interest rate on the New Bonds to 13.02% per year, (b) a reduction in the conversion price of the New Bonds into common stock of the Company with no further increase in conversion price for the full remaining term of the New Bonds, and (c) an undertaking to register the shares reserved for issuance under the New Bonds in any public offering of the Company's common stock. The Bond Exchange Offer was completely voluntary for each bond holder.

                        December 31, 2001, 2000 and 1999


NOTE J - EXCHANGE OFFERS - CONTINUED

     As of December 31, 2001 and 2000, cumulatively $66,164,000 and $65,050,000, respectively, face amounts of U.S. Treasury Bonds were released to the Company under the terms of the Partnership Exchange Offer. Also, as of December 31, 2001 and 2000, cumulatively $24,638,000 and $24,638,000, respectively, face amounts of U.S. Treasury Bonds were released to the Company under the terms of the Bond Exchange Offer. As a result of the Bond Exchange Offer, certain bonds were considered retired. Costs associated with this exchange resulted in a $1,000 and $75,000 charge to operations for the years ended December 31, 2000 and 1999, respectively, for the write-off of deferred bond issuance costs for the two bond series considered extinguished and current period issue costs for the bond series not meeting the criteria for extinguishment. As a result of these releases, the Company recognized a substantial portion of its approximate $(10,000), $587,000 and $(1,103,600) realized and unrealized gains (losses) on securities for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments and does not purport to represent the aggregate net fair value of the Company.

     Cash and Cash Equivalents. The balance sheet carrying amounts of cash and cash equivalents approximate fair values of such assets.

     U.S Treasury Bonds - Trading  Securities and  Available-For-Sale.  The fair
     values  are  based  upon  quoted   market   prices  for  those  or  similar
     investments.

     Convertible Debentures. Fair values of fixed rate convertible debentures were calculated using interest rates in effect as of year end for similar instruments with the other terms unchanged.

     Other Long-Term Liabilities. The carrying amount approximates fair value due to the short duration to maturity.

     Contingent Repurchase Obligation. The balance sheet carrying amounts of the contingent repurchase obligation approximate fair value of such liability.

                                                                           2001                     2000
                                                         -----------------------------    --------------------------
                                                            Fair            Carrying           Fair       Carrying
                                                            value            amount            value        amount
                                                         ------------     ------------    -----------   -----------
       Financial assets
           Cash and cash equivalents                     $ 22,923,605     $ 22,923,605    $ 58,969,552  $ 58,969,552
           U.S. Treasury bonds and other
            investments - trading securities                  205,989          205,989         441,516       441,516
           U.S. Treasury bonds - available-for-sale         8,978,678        8,978,678       8,371,672     8,371,672

       Financial liabilities
           Fixed rate debentures                          (62,463,469)     (58,138,700)    (59,080,546)  (58,653,500)
           Other long-term liabilities                       (421,912)         421,912      (1,792,663)   (1,793,757)
           Hedging contracts                                        -                -      (1,450,000)            -
           Contingent repurchase obligation                (3,318,993)      (3,318,903)              -             -
                                                          ===========      ===========    ============   ===========

NOTE L - ACQUISITION OF BUSINESS

     On September 1, 2000, the Company acquired Pedco for 1,600,000 shares of its common stock valued at $4.00 per share by an independent party. Pedco has been the contract operator for the majority of the Company's wells in New Mexico, Texas and Wyoming and owned a 25% interest in the Company's consolidated subsidiary, Pinnacle. The Company accounted for the acquisition as a purchase transaction and costs in excess of net assets acquired of approximately $3,765,000 will be amortized over its estimated life of 15 years. The fair value of receivables and investments were based upon their net realizable values and the value of the investment in Pinnacle was based upon a bona fide offer of purchase of Pinnacle from an unrelated party. Property and equipment values were estimated by field personnel. Goodwill predominately relates to the acquired technical, engineering and operating personnel of Pedco.

                        December 31, 2001, 2000 and 1999


NOTE L - ACQUISITION OF BUSINESS - CONTINUED

     The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of Pedco are as follows:

       Estimated fair value of assets acquired

           Cash                                                  $   629,896
           Receivables                                             1,571,546
           Investments                                               131,478
           Property and equipment                                     14,446
           Investment in Pinnacle                                  1,503,798
           Goodwill                                                3,764,903
           Other                                                      94,351
                                                                 -----------

                         Total fair value of assets                7,710,418

       Liabilities assumed
           Accounts payable                                        1,310,418
                                                                 -----------

                         Estimated fair value of acquisition     $ 6,400,000
                                                                 ===========

     The following summarizes pro forma unaudited results of operations for the years ended December 31, 1999 and 2000 as if the acquisition had been consummated immediately prior to January 1, 1999 and 2000. These pro forma results are not necessarily indicative of future results.

                                                                                           Pro Forma (unaudited)
                                                                                      ----------------------------
                                                                                         Year ended December 31,
                                                                                         2000               1999
                                                                                      -----------     ------------
       Revenues                                                                       $57,861,658     $ 28,984,768
                                                                                      ===========     ============

       Net loss                                                                       $  (996,746)    $(11,232,068)
                                                                                      ===========     ============
       Loss per share
           Basic and diluted                                                          $      (.07)    $       (.88)


     The operations of Pedco are included in the accompanying consolidated financial statements subsequent to the acquisition.

                        December 31, 2001, 2000 and 1999


NOTE L - ACQUISITION OF BUSINESS - CONTINUED

     On January 1, 1999, Warren acquired a 50% interest in Pinnacle in addition to its 25% interest acquired in the formation of Pinnacle. Pinnacle is consolidated with the Company subsequent to its acquisition of the additional interest. The estimated fair market value of the assets acquired and liabilities assumed in the 1999 acquisition are as follows:

       Estimated fair value of assets acquired

           Cash                                              $     11,063
           Receivables                                             64,918
           Property and equipment                               1,912,718
           Goodwill                                               278,490
                                                             ------------

                  Total fair value of assets                 $  2,267,189
                                                             ============

       Liabilities assumed
           Accounts payable                                  $    353,737
           Loan secured by equipment                              628,502
           Note to the Company                                  1,284,950
                                                             ------------

                  Total fair value of liabilities            $  2,267,189
                                                             ============

     The Company accounted for the acquisition of Pinnacle on January 1, 1999 as a purchase transaction and recorded $278,490 in goodwill, which is amortized over its estimated life of 15 years. On February 14, 2002, the Company completed the sale of substantially all assets of Pinnacle (Notes C and R).

NOTE M - CHANGE IN ESTIMATED LIVES

     After review and study of its preventative maintenance program and operating policies by the Company, effective January 1, 2000, the estimated lives of its drilling rigs and related drilling equipment were changed from 60 months to 180 months. This change was made to more closely approximate the estimated remaining useful lives of each asset. The effect of this change was to decrease net loss by approximately $264,000 for the year ended December 31, 2000 or $.02 per share, basic and diluted.

                        December 31, 2001, 2000 and 1999


NOTE N - OIL AND GAS INFORMATION

     Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

                                                                         2001             2000          1999
                                                                    ------------      -----------   ------------
       Property acquisition - unproved                              $  6,912,000      $15,918,470   $  7,325,697
       Property acquisition - proved                                         -          1,191,595      2,092,506
       Exploration costs                                               3,763,417          999,873      5,441,735
       Development costs                                               6,269,004        2,847,563      7,440,141
                                                                    ------------      -----------   ------------
                                                                    $ 16,944,421      $20,957,501   $ 22,300,079
                                                                    ============      ===========   ============

     Of the above development costs incurred for the years ended December 31, 2001, 2000 and 1999, the amounts of approximately $390,000, $59,000 and $1,038,000, respectively, were incurred to develop proved undeveloped properties from the prior year.

     During the years ended December 31, 2001, 2000 and 1999,  exploration costs
     of  approximately  $282,000,  $340,000  and  $35,000,  respectively,   were
     expensed.

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

                                                                                          2001               2000
                                                                                      -----------        -----------
       Unproved oil and gas properties                                                $67,171,193        $53,990,189
       Proved oil and gas properties                                                   19,188,469         15,425,052
                                                                                      -----------        -----------
                                                                                       86,359,662         69,415,241
           Less accumulated depreciation, depletion and amortization                   46,384,864         33,485,216
                                                                                      -----------        -----------

                                                                                      $39,974,798        $35,930,025
                                                                                      ===========        ===========

     The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

                                                                          2001               2000           1999
                                                                    ------------        ------------     -----------
       Revenues                                                     $    948,270        $    200,330     $    68,054
       Production costs                                                 (285,980)            (14,634)         (7,562)
       Exploration costs                                                (281,776)           (340,713)        (35,119)
       Depreciation, depletion and amortization                      (12,899,648)         (2,476,036)     (8,730,369)
                                                                    ------------        ------------     -----------

       Loss from oil and gas producing activities                   $(12,519,134)       $ (2,631,053)    $(8,704,369)
                                                                    ============        ============     ===========

                        December 31, 2001, 2000 and 1999


NOTE N - OIL AND GAS INFORMATION - CONTINUED

     In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards. Additionally, production costs reported above excludes the amount that the Company pays on behalf of the affiliated partnerships and is reimbursed.

     Depreciation, depletion and amortization expense was $12,899,648, $2,476,036 and $8,730,369 or $258, $52 and $230 per equivalent Mcf of production for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts include impairment expenses of $11,112,516, $2,102,624 and $7,841,743 for the years ended December 31, 2001, 2000 and
     1999, respectively, which was based on prices at March 15, 2002 and December 31, 2000 and 1999, respectively.

NOTE O - OIL AND GAS RESERVE DATA (UNAUDITED)

     The following estimates of proved reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.

     Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

                        December 31, 2001, 2000 and 1999


NOTE O - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

     The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers.

                      Summary of Changes in Proved Reserves

                                                                          Year ended December
                                                      ----------------------------------------------------------------
31,                                                            2001                 2000                   1999
                                                      -------------------    ------------------      -----------------
                                                         Bbls       Mcf        Bbls       Mcf         Bbls       Mcf
                                                      -------    --------    --------   -------      ------     ------
                                                                            (Amounts in thousands)
       Proved reserves
          Beginning of year                            11,770      11,516     10,389      4,993       8,768      1,726
          Purchase of reserves in place                     -           -          -      1,540         984        -
          Discoveries and extensions                        4         947         19      1,734          79      3,138
          Revisions of previous estimates              (3,293)     (9,936)     1,365      3,279         562        143
          Production                                       (3)        (32)        (3)       (30)         (4)       (14)
                                                      -------    --------    -------    -------      ------     ------
          End of year                                   8,478       2,495     11,770     11,516      10,389      4,993
                                                      =======    ========    =======    =======      ======     ======

       Proved developed reserves
          Beginning of year                               243       8,034        240      2,174          10        284
          End of year                                       8       1,648        243      8,034         240      2,174


            Standardized Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

                                                                                              December  31,
                                                                              -----------------------------------------
                                                                                 2001            2000            1999
                                                                              ---------       ---------        --------
                                                                                         (Amounts in thousands)
       Future cash inflows                                                     $122,032        $337,921        $220,714
       Future production costs and taxes                                        (25,676)        (56,671)        (23,257)
       Future development costs                                                 (31,556)        (33,848)        (14,500)
       Future income tax expenses                                                (4,749)        (66,233)        (49,595)
                                                                               ---------       --------        --------
       Net future cash flows                                                     60,051         181,169         133,362
       Discounted at 10% for estimated timing of cash flows                     (40,539)        (92,073)        (73,159)
                                                                               --------        --------        --------
       Standardized measure of discounted future net cash flows                $  19,512       $  89,096       $  60,203
                                                                               =========       =========       =-=======

                        December 31, 2001, 2000 and 1999


NOTE O - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

       Changes in Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves


                                                                                           Year ended December 31,
                                                                              -----------------------------------------
                                                                                  2001            2000          1999
                                                                              ---------       ---------       ---------
                                                                                             (Amounts in thousands)
       Sales, net of production costs and taxes                               $    (662)      $    (200)      $     (68)
       Discoveries and extensions                                                   272           5,393           1,413
       Purchases of reserves in place                                               -             4,537           7,897
       Changes in prices and production costs                                   (42,613)          6,103          41,356
       Revisions of quantity estimates                                          (15,976)         22,214           4,602
       Net changes in development costs                                           2,823         (12,071)          3,676
       Interest factor - accretion of discount                                   11,783           7,975           2,218
       Net change in income taxes                                                27,762          (9,177)        (15,457)
       Changes in production rates (timing) and other                           (52,973)          4,119          (3,511)
                                                                              ---------       ---------       ---------

                     Net increase (decrease)                                    (69,584)         28,893          42,126

       Balance at beginning of year                                              89,096          60,203          18,077
                                                                              ---------       ---------       ---------

       Balance at end of year                                                 $  19,512       $  89,096       $  60,203
                                                                              =========       =========       =========

     Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2001, 2000 and 1999 were $13.87, $20.37 and $20.50 per Bbl and $1.76, $8.53 and $1.54 per Mcf,
     respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

     Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties in the years ended December 31, 2002, 2003 and 2004 are $926,000, $627,000 and $383,000, respectively.

     Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax.

     The future net revenue information assumes no escalation of costs or prices, except for oil and natural gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

                        December 31, 2001, 2000 and 1999


NOTE P - QUARTERLY INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:

                                                                                 2001
                                        --------------------------------------------------------------------------------
                                                                   Quarter                                   Year
                                        -------------------------------------------------------------    ------------
                                           First             Second           Third         Fourth
                                        -----------      -----------      -----------    ------------

       Revenues                         $11,057,663      $14,641,153      $14,757,521    $ 13,002,913    $ 53,459,250
       Gross profit (loss)                  341,499        1,240,828        1,202,611     (14,412,568)    (11,627,630)
       Net loss                          (1,185,559)        (858,508)        (497,193)    (18,532,332)    (21,073,592)
       Loss per share
           Basic and diluted            $      (.07)     $      (.05)     $      (.03)   $      (1.06)   $      (1.20)


                                                                                   2000
                                          --------------------------------------------------------------------------------
                                                                     Quarter                                   Year
                                          -------------------------------------------------------------    ------------
                                             First             Second           Third         Fourth
                                          -----------      -----------      -----------    ------------
       Revenues                           $11,841,330      $12,548,119      $15,488,659     $17,070,008     $56,948,116
       Gross profit                           736,252          746,693        1,955,136       2,320,401       5,758,482
       Net loss                              (269,451)        (679,429)         (52,875)       (193,885)     (1,195,640)
       Loss per share
           Basic and diluted              $      (.02)     $      (.06)     $         -     $      (.01)    $      (.10)


Quarterly  and   year-to-date   computations  of  per  share  amounts  are  made
independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

During the fourth quarter of 2001, the Company had the following significant adjustments:

     o Entered into an agreement to sell substantially all assets of Pinnacle that resulted in an impairment of approximately $825,000 (see Notes C and R).

     o    Recorded  a  contingent   repurchase   obligation   of   approximately
          $3,300,000 (see Note G).

     o Recognized impairment on oil and gas properties of approximately $11,100,000 as a result of the net capitalized costs exceeding the expected future net cash flow based on engineering estimates (see Note
          N).

     o Recorded a charge to operations of approximately $1,905,000 to write off deferred stock offering costs that management believes will be duplicated in 2002 in finalizing an anticipated stock offering.

The effect of these adjustments was to increase the net loss by approximately $17,130,000 or $(.98) per basic and diluted share for the quarter and year ended December 31, 2001.

                        December 31, 2001, 2000 and 1999


NOTE Q - SEGMENT INFORMATION

     The Company's operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also markets natural gas for affiliated partnerships. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the years ended December 31 is as follows:

                                                                       2001                 2000               1999
                                                                   ------------        -------------       ------------
       Revenues from external customers
           Turnkey contracts                                       $ 30,102,946        $  33,984,960       $ 25,405,838
           Oil and gas marketing                                     14,866,954           15,420,917                -
           Oil and gas operations                                       948,270              200,330             68,054
           Well services                                              5,574,335            4,297,414          2,611,226
           Other                                                      1,966,745            3,044,495            537,981
                                                                   ------------        -------------       ------------

                         Total                                     $ 53,459,250        $  56,948,116       $ 28,623,099
                                                                   ============        =============       ============

       Intersegment revenue
           Well services                                           $    983,910        $     226,179       $  2,261,462
           Other                                                        228,857              235,598            267,176
                                                                   ------------        -------------       ------------

                         Total                                     $  1,212,767        $     461,777       $  2,528,638
                                                                   ============        =============       ============

       Interest revenue
           Turnkey contracts                                       $     23,003        $     309,275       $     23,904
           Oil and gas marketing                                              -                    -                  -
           Oil and gas operations                                        81,001                8,260                  -
           Well services                                                 17,183                    -             18,458
           Other                                                      2,084,752            2,375,209          1,866,443
           Intersegment elimination                                    (228,857)            (235,598)          (267,176)
                                                                   ------------        -------------       ------------

                         Total                                     $  1,977,082        $   2,457,146       $  1,641,629
                                                                   ============        =============       ============

       Consolidated revenues
           Total segment revenue                                   $ 52,476,415        $  54,129,800       $ 30,346,580
           Other                                                      2,195,602            3,280,093            805,157
           Intersegment elimination                                  (1,212,767)            (461,777)        (2,528,638)
                                                                   ------------        -------------       ------------

                         Total                                     $ 53,459,250        $  56,948,116       $ 28,623,099
                                                                   ============        =============       ============

                        December 31, 2001, 2000 and 1999


NOTE Q - SEGMENT INFORMATION - CONTINUED


                                                                       2001                 2000               1999
                                                                   ------------        -------------       ------------
       Interest expense
           Turnkey contracts                                       $    116,933        $     478,832       $    109,340
           Oil and gas marketing                                              -                    -                  -
           Oil and gas operations                                             -                    -                  -
           Well services                                                292,515              335,111            399,959
           Other                                                      5,595,643            6,389,505          5,549,198
           Elimination of intersegment                                 (228,857)            (235,598)          (267,176)
                                                                   ------------        -------------       ------------

                         Total                                     $  5,776,234        $   6,967,850       $  5,791,321
                                                                   ============        =============       ============

       Depreciation, depletion and amortization
           Turnkey contracts                                       $    100,450        $      89,301       $     28,286
           Oil and gas marketing                                            -                    -                  -
           Oil and gas operations                                    12,899,648            2,476,036          8,730,369
           Well services                                                961,253              362,682            409,570
           Other                                                        500,768              137,441             29,458
                                                                   ------------        -------------       ------------

                         Total                                     $ 14,462,119        $   3,065,460       $  9,197,683
                                                                   ============        =============       ============

       Operating loss
           Turnkey contracts                                       $  2,458,217        $  11,218,926       $  7,303,547
           Oil and gas marketing                                       (431,888)            (379,341)               -
           Oil and gas operations                                   (12,438,133)          (2,622,793)        (8,704,996)
           Well services                                              2,367,993              915,717            845,253
           Other                                                    (12,878,081)         (10,740,149)        (9,821,032)
                                                                   ------------        -------------       ------------

                         Total                                     $(20,921,892)       $  (1,607,640)      $(10,377,228)
                                                                   ============        =============       ============

       Assets
           Turnkey contracts                                       $ 33,592,593        $  49,587,787       $ 38,793,726
           Oil and gas marketing                                        192,642              192,642                -
           Oil and gas operations                                    45,080,072           37,621,395         12,720,938
           Well services                                              4,471,379            4,364,664          4,262,794
           Other                                                     11,563,528           36,882,410         26,366,553
                                                                   ------------        -------------       ------------

                         Total                                     $ 94,900,214        $ 128,648,898       $ 82,144,011
                                                                   ============        =============       ============


                        December 31, 2001, 2000 and 1999


NOTE Q - SEGMENT INFORMATION - CONTINUED


                                                                       2001                 2000               1999
                                                                   ------------        -------------       ------------
       Capital expenditures
           Turnkey contracts                                       $     42,616        $           -       $    345,977
           Oil and gas marketing                                              -              192,642                  -
           Oil and gas operations                                    16,955,738           20,764,859         22,300,079
           Well services                                                 92,315                5,253             66,468
           Other                                                         43,418               22,974             15,723
                                                                   ------------        -------------       ------------
                         Total                                     $ 17,134,087        $  20,985,728       $ 22,728,247
                                                                   ============        =============       ============

NOTE R - SUBSEQUENT EVENTS

     On February 14, 2002, the Company completed the sale of substantially all of the assets of Pinnacle, which consists of the workover/recompletion rig portion of the Company's well services business, for a purchase price of $4.2 million to Basic Energy Services, Inc. ("Basic Energy"). Under the purchase agreement dated as of December 31, 2001, Basic Energy paid the Company $3.7 million in cash at the closing and $500,000 in contract drilling services credits issued by Basic Energy, which may be utilized by the Company over a three-year period with a maximum of $25,000 in any month. Additionally, the Company entered into a non-compete agreement with Basic Energy.

                                INDEX TO EXHIBITS
Exhibit
  No.              Description
-------       -----------------------------------
2.1*          Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development
              Corporation, James C. Johnson, Jr. and Gregory S. Johnson.
3.1*          Certificate of Incorporation of Registrant dated June 11, 1990
3.2*          Amendment to Certificate of Incorporation of Registrant dated November 15, 1990
3.3*          Amendment to Certificate of Incorporation of Registrant dated November 4, 1992
3.4*          Amendment to Certificate of Incorporation of Registrant dated September 3, 1996
3.5*          Bylaws of the Registrant, dated June 12, 1990
4.1*          Form of Stock Certificate for Common Stock
4.2*          Indenture between the Registrant and Continental Stock Transfer and Trust Company, as Trustee, dated
              December 1, 2000 regarding 12% debentures due December 31, 2007
4.3*          Form of Bond Certificate for 12% debentures due December 31, 2007
4.4*          Indenture between the Registrant and Continental Stock Transfer and Trust Company, as Trustee, dated February 1, 1999 regarding
              13.02% debentures due December 31, 2010 and December 31, 2015
4.5*          Form of Bond Certificate for 13.02% debentures due December 31, 2010
4.6*          Form of Bond Certificate for 13.02% debentures due December 31, 2015
4.7*          Form of Class A Warrant
4.8*          Form of Class B Warrant
4.9*          Form of Class C Warrant
4.10*         Form of Class D Warrant
10.1*         2000 Equity Incentive Plan for Pedco Subsidiary
10.2*         Amendment to 2000 Stock Incentive Plan for Pedco Subsidiary
10.3*         2001 Stock Incentive Plan
10.4*         2001 Key Employee Stock Incentive Plan
10.5*         Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton
10.6*         Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin
10.7*         Employment Agreement dated September 14, 2000, between the Registrant and James C. Johnson, Jr.
10.8*         Employment Agreement dated September 14, 2000, between the Registrant and Gregory S. Johnson
10.9*         Employment Agreement dated May 7, 2001, between the Registrant and Jack B. King
10.10*        Employment Agreement dated June 25, 2001, between the Registrant and David E. Fleming
10.11*        Form of Indemnification Agreement
10.12*        Joint Venture Agreement dated May 24, 1999, by and between Warren Resources of California, Inc., Warren
              Development Corp., Pedco and Magness Petroleum Company
10.13**       Crude Oil Sale and Purchase Contract dated November 7, 1996, between Huntway Refining Company and
              Magness Petroleum Company
10.14*        May 11, 2000 Agreement to Amend the Price and Term Clauses of the Crude Oil Sale and Purchase Contract
              dated November 7, 1996, between Huntway Refining Company and Magness Petroleum Company
10.15*        Gas Purchase Agreement dated January 28, 2000, by and between Western Gas Resources, Inc. and Big Basin
              Petroleum, LLC
10.16*        December 20, 2000 Letter of Agreement to Amend the Gas Purchase Contract dated January 28, 2000, between
              Western Gas Resources Inc. and Petroleum Development Corp., as successor in interest to Big Basin
              Petroleum, LLC
10.17*        Gas Purchase and Sales Contract dated April 1, 2000, between the Registrant and Tenaska Marketing
              Ventures
10.18*        Form of Partnership Production Marketing Agreement
11+           Statements regarding Computation of Per Share Earnings (included in Item 14)
21.1*         Subsidiaries of the Registrant
23.1+         Consent of Williamson Petroleum Consultants, Inc.

-------------------------

*Incorporated by reference to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.
**Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 10/A, Commission File No. 000-33275, filed on March 6, 2002.
+ Filed herewith.