Form 10-Q
period 2002-03-31
WARREN RESOURCES INC
filed 2002-05-15
CIK 892986

-------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

                  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-33275


                              WARREN RESOURCES INC.
             (Exact Name of Registrant as Specified in its Charter.)


              New York                                          11-3024080
    -------------------------------                             ----------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                     Identification Number)


 489 Fifth Avenue, New York, New York                            10017
 -------------------------------------                           -----
 (Address of Principal Executive Offices)                     (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 697-9660

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---   ----

The aggregate number of Registrant's outstanding shares on May 14, 2002 was 17,539,548 shares of Common Stock, .001 par value.


                               Page 1 of 16 pages

                              WARREN RESOURCES INC.
                              ---------------------


                                      INDEX
                                      -----



                                                                                                                 PAGE
PART I  -      FINANCIAL INFORMATION                                                                             ----

               Item 1.     Financial Statements

               Balance sheets as of  December 31, 2001 and March 31, 2002....................................       3

               Statements of operations for the three months ended March  31, 2002 and 2001..................       4

               Statements of cash flows for the three months ended March 31, 2002 and 2001...................       5

               Notes to financial statements................................................................        6

               Item 2.  Management's discussion and analysis of results of operations
                        and financial condition.............................................................       10

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................       13


PART II -      OTHER INFORMATION............................................................................       14

               Item 1. Legal Proceedings....................................................................       14

               Item 2. Changes in Securities................................................................       15

               Item 3. Defaults upon Senior Securities......................................................       15

               Item 4. Submission of Matters to a Vote of Security Holders..................................       15

               Item 5. Other Information....................................................................       15

               Item 6. Exhibits and Report on Form 8-K......................................................       15

               Signatures...................................................................................       16

                               Page 2 of 16 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     Warren Resources Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,           December 31,
                                                                                 2002 (Unaudited)          2001
                                                                                -----------------      ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $      17,167,045      $ 22,923,605
     Accounts receivable                                                                4,356,374         5,543,326
     Accounts receivable from affiliated partnerships                                     832,308           801,661
     Other investments - trading securities                                                14,089           205,989
     Restricted investments in U.S. Treasury Bonds -
       available-for-sale, at fair value (amortized cost of
       $1,174,315 and $1,142,637 respectively)                                          1,192,766         1,187,123
     Other current assets                                                                 663,187         1,294,986
     Assets held for sale                                                                       -         3,757,900
                                                                                -----------------      ------------
       Total current assets                                                            24,225,769        35,714,590
                                                                                -----------------      ------------
OTHER ASSETS
     Oil and gas properties -  at cost, based on successful
       efforts method of accounting, net of accumulated depletion
       and amortization                                                               41,263,153         39,974,798
     Property and equipment - at cost, net                                               864,059            891,304
     Restricted investments in U.S. Treasury Bonds - available for sale, at fair value (amortized cost of $7,434,666 and $7,399,989
       respectively)                                                                   7,565,473          7,791,555
     Deferred bond offering costs (net of accumulated amortization
       of $2,640,062 and $2,535,160 respectively)                                      3,801,006          3,905,908
     Goodwill                                                                          3,430,246          3,430,246
     Other assets                                                                      3,810,347          3,191,813
                                                                                ----------------       ------------
        Total other assets                                                            60,734,284         59,185,624
                                                                                ----------------       ------------
                                                                                $     84,960,053       $ 94,900,214
                                                                                ================       ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Current maturities of debentures                                           $      5,748,870          4,747,370
     Current maturities of other long-term liabilities                                         -            392,721
     Accounts payable and accrued expenses                                             2,171,326          6,511,137
     Deferred income - turnkey drilling contracts with affiliated
       partnerships                                                                   29,199,637         32,943,586
                                                                                ----------------       ------------
       Total current liabilities                                                      37,119,833         44,594,814
                                                                                ----------------       ------------
LONG-TERM LIABILITIES
     Debentures, less current portion                                                 52,264,830         53,391,330
     Other long-term liabilities                                                       1,609,500             29,191
     Contingent repurchase obligation                                                          -          3,318,993
                                                                                ----------------       ------------
                                                                                      53,874,330         56,739,514
                                                                                ----------------       ------------
SHAREHOLDERS' DEFICIT
     Common Stock (50,000,000 shares $.001 par value authorized:
       17,539,548 and 17,537,579 shares issued and outstanding,
       respectively)                                                                      17,540             17,538
     Additional paid-in-capital                                                       52,197,667         52,197,669
     Accumulated deficit                                                             (58,329,151)       (58,903,571)
     Accumulated other comprehensive income, net of applicable
       income taxes of $60,000 and $171,792 respectively                                  92,468            264,260
                                                                                ----------------       ------------
                                                                                      (6,021,476)        (6,424,104)

     Less common stock in Treasury - at cost; (5,191 and 4,563
       shares respectively)                                                               12,634             10,010
                                                                                ----------------       ------------
     Total shareholders' deficit                                                      (6,034,110)        (6,434,114)
                                                                                ----------------       ------------
                                                                                $     84,960,053       $ 94,900,214
                                                                                ================       ============

   The accompanying notes are an integral part of these financial statements

                               Page 3 of 16 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     Warren Resources Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended March 31,

                                                                                        (Unaudited)
                                                                                ------------------------------
                                                                                     2002               2001
                                                                                -----------        -----------
REVENUES
     Turnkey contracts with affiliated partnerships                             $ 3,743,949        $ 5,020,204
     Oil and gas sales from marketing activities                                  2,877,611          3,915,958
     Well services                                                                  719,814          1,387,618
     Oil and gas sales                                                               67,835             84,584
     Net gain (loss) on investments                                                 137,332             (1,607)
     Interest and other income                                                      545,851            650,906
                                                                                -----------        -----------
                                                                                  8,092,392         11,057,663
                                                                                -----------        -----------
EXPENSES
     Turnkey contracts                                                            2,724,696          4,462,454
     Cost of marketed oil and gas purchased from affiliated partnerships          2,831,446          4,424,470
     Well services                                                                  399,424            729,825
     Production & exploration                                                     1,543,157            149,518
     Depreciation, depletion and amortization                                       327,363            567,228
     General and administrative                                                   1,288,072            454,772
     Interest                                                                     1,353,475          1,458,955
     Contingent repurchase obligation                                            (3,064,661)                 -
                                                                                -----------        -----------
                                                                                  7,402,972         12,247,222
                                                                                -----------        -----------
Earnings / (loss) before provision for income taxes                                 689,420         (1,189,559)

PROVISION FOR INCOME TAXES
          Deferred income tax expense (benefit)                                     115,000             (4,000)
                                                                                -----------        -----------
                                                                                    115,000             (4,000)
                                                                                -----------        -----------

          NET EARNINGS / (LOSS)                                                 $   574,420        $(1,185,559)
                                                                                ===========        ===========
EARNINGS (LOSS) PER SHARE
     Basic                                                                      $      0.03        $     (0.07)
     Diluted                                                                    $      0.03        $     (0.07)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic                                                                       17,534,641         17,528,261
     Diluted                                                                     18,344,642         17,528,261


   The accompanying notes are an integral part of these financial statements


                               Page 4 of 16 pages

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                     Warren Resources Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,

                                                                                         (Unaudited)
                                                                                ------------------------------
                                                                                      2002              2001
                                                                                ------------      ------------
Cash flows from operating activities:
Net earnings (loss)                                                             $   574,420       $ (1,185,559)

Adjustments to reconcile net earnings (loss) to net cash
  (used in) operating activities:
  Accretion of discount on available-for-sale debt securities                      (129,565)          (121,234)
  Amortization and write-off of deferred bond offering costs                        104,902            109,506
  Loss on sale of US treasury bonds - available for sale                              3,571                  -
  Depreciation, depletion and amortization                                          327,363            567,228
  Deferred tax expense (benefit)                                                    115,000             (4,000)
  Leases contributed to partnerships                                                254,332
Change in assets and liabilities:
  (Increase) decrease in trading securities                                         191,900           (341,593)
  (Increase) decrease in accounts receivable - trade                              1,636,952            (88,574)
  (Increase) decrease in accounts receivable from affiliated partnerships           (30,647)         3,158,366
  Decrease in other assets                                                           13,265            242,291
  Decrease in accounts payable and accrued expenses                              (4,339,811)        (2,395,226)
  Decrease in deferred income from affiliated partnerships                       (3,743,949)        (5,020,204)
  Decrease in contingent repurchase obligation to affiliated
    partnerships                                                                 (3,318,993)                 -
  Increase in other long term liabilities                                         1,609,500                  -
                                                                                -----------       ------------

          Net cash used in operating activities                                  (6,731,760)        (5,078,999)

Cash flows from investing activities:
  Purchases of U.S. Treasury Bonds - available-for-sale                             (14,906)                 -
  Purchases of oil and gas properties                                            (1,794,920)        (6,640,772)
  Purchases of property and equipment                                                  (241)          (315,900)
  Cash received from the sale of assets, net of selling fees                      3,276,869                  -
  Proceeds from U.S. Treasury Bonds - available-for-sale                             74,546            367,973
                                                                                -----------       ------------

          Net cash provided by (used in) investing activities                     1,541,348         (6,588,699)

Cash flows from financing activities:
  Borrowings (payments) on other long-term debt                                    (563,524)          (235,225)
  Deferred offering costs                                                                 -           (208,650)
  Repurchase of common stock                                                         (2,624)                 -
                                                                                -----------       ------------

          Net cash used in financing activities                                    (566,148)          (443,875)
                                                                                -----------       ------------

          NET DECREASE IN CASH AND CASH EQUIVALENTS                              (5,756,560)       (12,111,573)

Cash and cash equivalents at beginning of period                                 22,923,605         58,969,552
                                                                                -----------       ------------

Cash and cash equivalents at end of period                                      $17,167,045       $ 46,857,979
                                                                                ===========       ============
Supplemental disclosure of cash flow information
  Cash paid for interest, net of amount capitalized                               1,245,277          1,266,012
  Cash paid for income taxes                                                              -                  -


   The accompanying notes are an integral part of these financial statements


                               Page 5 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 1 - ORGANIZATION

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

The accompanying unaudited financial statements and related notes present our consolidated financial position as of March 31, 2002 and December 31, 2001, the results of our operations for the three months ended March 31, 2002 and March 31, 2001 and cash flows for the three months ended March 31, 2002 and 2001. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in Form 10-K for the year ended December 31, 2001. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2001 Annual Report on Form 10-K.

NOTE 2 - REPURCHASE OBLIGATION

Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. The determination of whether a contingent repurchase obligation exists is based upon the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company's working interest, from reserve studies prepared by petroleum engineers compared to the formula purchase price. A contingent repurchase obligation expense and liability of $3,318,993 was recognized at December 31, 2001 based on oil and gas pricing at March 15, 2002. During the first quarter of 2002, the Company assigned additional proved undeveloped leases located in the Wilmington Unit to various partnerships to satisfy the contingent repurchase obligation. The partnerships' proved undeveloped leases must be drilled by the Company using funds from an outside party or from the Company to provide future revenues which satisfy the contingent repurchase obligation. At March 31, 2002, the Company has estimated that the proved undeveloped reserves will require approximately $30,500,000 of future development costs during 2002 through 2005 for drilling and completing these wells compared to approximately $26,800,000 at December 31, 2001. Based upon this calculation using prices at March 31, 2002, the Company's contingent repurchase obligation was extinguish. As a result, a gain of approximately $3,065,000 was recognized for the three-month period ending March 31, 2002.

NOTE 3 - PLUGGING AND ABANDONMENT LIABILITY

Based upon updated information provided by the Company's engineers in May 2002, the Company determined that a plugging and abandonment liability existed at March 31, 2002 relating to certain shut-in properties located in Texas, New Mexico and Wyoming. The Company expects to begin the remediation on the well sites in 2003 and has recorded a liability of approximately $1,371,000, which is reflected in other long-term liabilities in the consolidated balance sheet at March 31, 2002 and in production and exploration expenses in the consolidated statements of operation for the three-months ended March 31, 2002.


                               Page 6 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 4 - EARNINGS PER SHARE

Basic net  earnings  (loss) per share is  calculated  by dividing  net  earnings
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is determined on the assumption that outstanding stock options have been converted using the average exercise for the period and all convertible securities have been converted.

The following data show the amounts used in computing earnings (loss) per share and the effect on earnings (loss) and the weighted average number of shares of dilutive potential common stock.

                                                                                Three months Ended
                                                                                     March 31,
                                                                                   2002          2001
                                                                                -----------  -----------
Net earnings (loss)                                                             $   574,420  $(1,185,559)
                                                                                ===========  ===========
Weighted average number of shares outstanding - Basic                            17,534,641   17,528,261

Effect of dilutive stock options                                                    810,001       -
                                                                                -----------  -----------
Weighted average number of common shares and dilutive potential                  18,344,642   17,528,261
  common stock used in EPS, assuming dilution.                                  ===========   ==========

Net earnings (loss) per share - Basic                                                 $0.03      $ (0.07)

Net earnings (loss) per share - Diluted                                               $0.03      $ (0.07)


Potential  common  shares  of  6,197,773   relating  to  convertible  bonds  and
debentures were excluded from the computation of diluted earnings (loss) per share because they are antidilutive.

NOTE 5 - LONG TERM DEBT

The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the company at prices ranging from $4.50 to $50. Each year the holders of the Convertible Debentures may tender to the Company up to 10% of the aggregate Debenture issued.

                                                                                  March 31       December 31
                                                                                    2002            2001
                                                                                ------------    ------------
12% Secured Convertible Debentures, due August 31, 2002                         $   470,000     $    470,000
12% Sinking Fund Convertible Debentures, due August 31, 2002                         55,000           55,000
12% Sinking Fund Debentures, due December 31, 2007                               15,390,000       15,390,000
12% Secured Convertible Debentures, due December 31, 2009                           840,000          840,000
12% Secured Convertible Bonds, due December 31, 2009                              1,740,000        1,740,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010                15,060,200       15,095,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015                12,647,500       12,737,500
12% Secured Convertible Bonds, due December 31, 2016                              1,580,000        1,580,000
12% Sinking Fund Convertible Debentures, due December 31, 2017                    7,215,000        7,215,000
12% Secured Convertible Bonds, due December 31, 2020                              1,780,000        1,780,000
12% Secured Convertible Bonds, due December 31, 2022                              1,236,000        1,236,000
                                                                                -----------     ------------
                                                                                 58,013,700       58,138,700
Less: Current Portion                                                             5,748,870        4,747,370
                                                                                -----------     ------------
         Long Term Portion                                                      $52,264,830     $ 53,391,330
                                                                                ===========     ============

                               Page 7 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 6 - INCOME TAXES

For the quarters ended March 31, 2002 and 2001, the Company's effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

NOTE 7 - SALE OF ASSETS

On February 14th, 2002, the Company completed the sale of substantially all of the assets of Pinnacle, which consists if the workover/recompletion rig portion of the Company's well service business, for a purchase price of $4.2 million to Basic Energy Services, Inc. ("Basic Energy") Under the purchase agreement dated as of December 31, 2001, Basic Energy paid the Company $3.7 million in cash at the closing and $500,000 in contract drilling services credits issued by Basic Energy, which may be utilized by the Company over a three year period with a maximum of $25,000 in any month. Additionally, the Company entered into a noncompete agreement with Basic Energy.


NOTE 8 - BUSINESS SEGMENT INFORMATION

The Company's operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also markets natural gas for affiliated partnerships. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information for the three months ended March 31, 2002 and 2001 is as follows:

                                                  March 2002      March 2001
                                                 ------------    ------------
Revenue
Turnkey Contracts                                $ 3,743,949     $ 5,020,204
Oil and Gas Marketing                              2,877,611       3,915,958
Oil and Gas Operations                                67,835          84,584
Well Services                                        719,814       1,387,618
Other                                                683,183         649,299
                                                 -----------     -----------
                                                 $ 8,092,392     $11,057,663
                                                 ===========     ===========

                                                  March 2002      March 2001
                                                 ------------    ------------
Operating Income / (Loss)
Turnkey Contracts                                $ 4,059,763     $    538,181
Oil and Gas Marketing                                 46,165         (508,512)
Oil and Gas Operations                            (1,719,342)        (446,500)
Well Services                                        244,790          285,796
Other                                             (1,941,956)      (1,058,524)
                                                 -----------     ------------
                                                 $   689,420     $ (1,189,559)
                                                 ===========     ============

                               Page 8 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company adopted these standards effective January 1, 2002 and as such, has not recorded any amortization of goodwill during the quarter ended March 31, 2002.

Initial adoption of these standards will require that the first step of a goodwill impairment test be completed by June 30, 2002 and that if the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than December 31, 2002. The effect, if any, these impairment tests will have on the Company's financial position or results of operations is not yet known. The following reconciles reported net earnings (loss) and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

                                                    For the three months ended
                                                           March 31,
                                                    --------------------------
                                                     2002             2001
                                                    --------------------------
Net earnings (loss)                                 $574,420        $(1,185,559)
Goodwill amortization                                      -             67,389
                                                    --------        -----------
       Adjusted net earnings (loss)                 $574,420        $(1,118,170)
                                                    ========        ===========

Net earnings (loss) per share - basic and diluted
         Reported net loss $                        $    .03        $      (.07)
         Goodwill amortization                             -                .01
                                                    --------        -----------
       Adjusted net earnings (loss)                 $    .03        $      (.06)
                                                    ========        ===========

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

In April 2002, FASB issued SFAS No. 145, Rescissions of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. With the rescission of SFAS 4, gains and losses on extinguishments of debt should be classified as ordinary items unless they meet the criteria for extraordinary item classification in Opinion 30. The Company adopted this standard effective January 1, 2002 and as such, has reported the extinguishments of the contingent repurchase obligation as an ordinary item for the quarter ended March 31, 2002.


                               Page 9 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2002


Item 2. Management's discussion and analysis of financial conditions and operations

LIQUIDITY AND CAPITAL RESOURCES:

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

     Our cash and cash equivalents decreased $5.8 million during the current quarter. This resulted from a $6.7 million decrease in cash provided from operating activities, a $1.5 million increase in cash provided from investing activities and a $0.6 million decrease in cash provided from financing activities.

     Cash provided from operating activities decreased due to decreases in accounts payable and accrued expenses during the current quarter. Additionally, we raise funds from drilling programs that are primarily raised during the last quarter of our calendar year. As a result, during the first nine months of the calendar year, we incur turnkey expenses related to drilling programs and do not raise additional funds through drilling programs.

     Cash provided from investing activities increased due to the sale of certain assets of our drilling rig subsidiary, CJS Pinnacle Petroleum Services, LLC (Pinnacle) on February 14, 2002. This increase was offset by purchases of oil and gas properties. Lastly, cash provided from financing activities decreased due to the payment of debt related to the Pinnacle assets sold during the quarter.

     Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $29.2 million at March 31, 2002. This commitment varies pro rata with the amount of funds raised through our drilling funds.

     The Company had a net earnings of $0.6 million for the quarter as compared to a loss of $1.2 million for the corresponding quarter of the preceding year. At March 31, 2002, current liabilities exceeded current assets by approximately $12.9 million and total liabilities exceeded total assets by approximately $6.0 million.

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

     o Obtain a credit facility based in part on the value of its proven reserves.

     o Continue privately placed drilling programs, which based on prior experience management anticipates raising approximately $30 million in 2002.

     o Generate turnkey profit and operating cash flow from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey price.

     o Reduce fixed overhead expenses and primarily conduct developmental drilling operations in the Company's two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002.


                     WARREN RESOURCES INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2002


FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Statements which are predictive in nature, which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the oil and gas industry, among other things.

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, future cash flows and borrowings, anticipated capital expenditures and budgets, sources of funding for drilling, oil and gas prices, exploratory and development drilling results and reserves, engineering and geological information, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of drilling equipment, labor costs, interest rates, industry competition, environmental and regulatory developments.


RESULTS OF OPERATIONS:

Three months Ended March 31, 2002 Compared to March 31, 2001

     Turnkey contract revenue and expenses. Turnkey contract revenue decreased $1.3 million in the current quarter to $3.7 million, a 25% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $1.7 million during the current quarter to $2.7 million, a 39% decrease compared to the same period in 2001. These decreases resulted from a lower level of drilling activity during the current quarter compared to the corresponding quarter of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $18.1 million from our drilling programs in 2001 compared to $46.5 million during 2000.

     Gross profit from turnkey contract revenue and expenses was $1.0 million or 27% for the current quarter. This compares to gross profit of $0.6 million or 11% for the corresponding quarter in 2001. This increase in gross profit results from additional turnkey revenue recognized due to lower estimated costs to complete our drilling programs. During the corresponding quarter of 2001, we increased the estimated costs to complete our drilling obligation relating to the 2000 and 1999 drilling programs by $1.1 million and therefore reducing the related gross profit percentage for that quarter.

                               Page 11 of 16 pages

     Natural oil and gas sales and costs from marketing activities. Natural oil and gas sales from marketing activities decreased $1.0 million in the quarter to $2.9 million, a 27% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.6 million in the quarter to $2.8 million, a 36% decrease compared to the same quarter in 2001. These decreases resulted from a decrease in the average prices of natural gas and oil in 2002 compared to 2001. The average price of natural gas and oil marketed and sold for the first quarter of 2002 was $1.54 and $13.86, respectively. This compared to the average price of natural gas and oil marketed and sold during the same quarter in 2001 of $4.82 and $19.05, respectively. Natural gas and oil production allocated to drilling programs for the first quarter of 2002 and 2001 was 1.0 Bcfe.

     The gross profit from marketing activities for the current quarter was $46 thousand as compared to a loss of $0.5 million for the corresponding quarter in 2001. The 2001 loss resulted from a hedging transaction, which expired on March 31, 2001. The total hedging loss incurred by Warren was $0.5 million from January 2001 to March 2001.

     Well services activities. Well services revenue decreased $0.7million in the current quarter to $0.7 million, a 48% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $0.3 million for the current quarter to $0.4 million, a 45% decrease compared to the same period in 2001. This decrease in well services revenue and expense resulted from the sale of certain assets of Pinnacle, on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale.


                     WARREN RESOURCES INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2002

     Gross profit from well services activities was $0.3 million or 45% for the quarter. This compared to gross profit of $0.7 million or 47% for the corresponding quarter last year. Additionally, $48 thousand and $91 thousand of well services depreciation expense is included in depreciation, depletion and amortization for the quarter ended March 2002 and 2001, respectively.

     Natural gas and oil sales. We have interests in natural gas and oil production attributable to our drilling programs. Through and prior to June 30, 2001, virtually all of our production was subordinated to our investors in the drilling programs. Revenue for oil and gas sales for the quarter decreased $17 thousand to $68 thousand, due to lower average sales prices for the quarter compared to the same quarter in 2001. The average price of natural gas and oil marketed and sold for the first quarter was $1.54 and $13.86, respectively. This compared to the average price of natural gas and oil marketed and sold during the same quarter in 2001 of $4.82 and $19.05, respectively. Our share of pre-payout production from programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

     Interest and other income. Interest income decreased $0.1 million in the quarter ended March 2002 to $0.5 million, a 16% decrease compared to the same quarter in 2001. Primarily, the decrease is attributable to a lower average cash balance during the current quarter in 2002 compared to the first quarter of 2001.

     Net gain (loss) on investments. Net gain on investments was $0.1 million for the current quarter in 2002 as compared to a negligible loss in 2001. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long term interest rates.


                               Page 12 of 16 pages

     General and administrative expenses. General and administrative expenses increased $0.8 million in the current quarter in 2002 to $1.3 million, a 183% increase compared to 2001. This increase resulted from allocating a higher percentage of salary expense and other administrative expenses to general and administrative expenses and a lower percentage to turnkey expense during the first quarter of 2002 compared to the similar period in 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.2 million for the quarter to $0.3 million, a 42% decrease compared to the corresponding quarter last year due to the lower balance in the oil and gas properties account in 2002, as compared to 2001.

     Interest expense. Interest expense decreased $0.1 million in the quarter to $1.4 million, a 7% decrease compared to the same quarter last year. Primarily, the decrease reflects the elimination of interest expense related to Pinnacle. Certain assets of Pinnacle were sold on February 14th, 2002 and the related debt was simultaneously repaid. Capitalized interest recorded for March 31st, 2002 and 2001 was $0.6 million and $0.5 million, respectively.

     Repurchase Obligation. Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. A repurchase obligation expense and a related liability of $3.3 million was recorded at December 31, 2001 based on oil and gas pricing at March 15, 2002. The determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers compared to the potential repurchase of drilling program units. During the first quarter of 2002, the Company assigned additional proved undeveloped leases located in the Wilmington Unit to various partnerships. As a result the liability was extinguished and a gain was recognized in the first quarter of $3.1 million.

     Production & exploration. Production and exploration expense increased $1.4 million resulting from the recording of a dismantlement, restoration and abandonment liability and the related expense of $1.4 million.


                     WARREN RESOURCES INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2002

Item 3.  Quantitative and qualitative disclosure about market risk

     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our natural gas and oil production. Realized commodity prices received for our production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of price volatility is expected to continue. Below is a description of the financial instruments we have used to reduce our exposure to commodity price risk. Since March 31, 2001, we have not employed any commodity hedges, derivatives or embedded derivatives, although we may do so in the future.

     In May 2000, we entered into participating collars to hedge natural gas production through March 31, 2001. Below is a summary of the collar arrangements from May 1, 2000 to March 31, 2001. The participating collars were designated as hedges, and realized losses were recognized in marketing revenues when the associated production occurred.

     We hedged approximately 180,000 Mcf per month for eleven months with a floor price of $2.50 per Mcf and a ceiling price of $3.55 per Mcf. As a result of this collar for the period ending March 31, 2001, we recorded a hedging loss of $0.5 million.



                               Page 13 of 16 pages

                     WARREN RESOURCES INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Except as provided below, we are not engaged in any material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

     On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Pedco, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations. Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement. We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or "JAMS," before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge. Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement; declined to dissolve the joint venture; denied Magness' claims for breach of contract; held that there was a material breach of the contract by Magness; declared Pedco and Warren are responsible for supervision and control of drilling and completion operations and Magness is responsible for production operations; held in favor of Warren on accounting disputes; and held that he and JAMS would retain jurisdiction to enforce the award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or "AAA," reasserting its claims for dissolution of the joint venture and breach of contract. On August 20, 2001, Warren filed a request to resume arbitration before Judge Wisot and Magness filed an objection to such jurisdiction. On September 19, 2001, Warren petitioned the Superior Court of California for Los Angeles County to compel Magness to enter binding arbitration with Warren before Judge Wisot and JAMS. On October 5, 2001, Magness cross-petitioned to compel Warren to enter binding arbitration with Magness before AAA. On January 3, 2002, the Los Angeles Superior Court granted Warren's petition, denied Magness' petition and ordered Magness to discontinue its efforts to remove the controversy from the jurisdiction of JAMS and to proceed forthwith to arbitration before Judge Wisot of JAMS. Magness appealed this ruling by the Superior Court and on February 6, 2002, the Court of Appeal of the State of California stayed the January 3, 2002 order compelling arbitration before JAMS, pending a hearing on the lower court's ruling. The date for the hearing has not yet been set by the Court of Appeal. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

     In 1998, Pedco was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out. Warren was later joined in the suit as a defendant. As a result of the lawsuit, Gotham Insurance Company, Pedco's well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham. Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Pedco to act with due diligence and pursuant to safety regulations. Pedco countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered for Pedco on essentially all claims except its bad faith claims against Gotham. Gotham's claims against Pedco and Warren were rejected. Final judgment was rendered on May 14, 2001 in Pedco's favor for the remaining policy proceeds, interest and attorney fees. Gotham has appealed the final judgment. Pedco is defending the judgment on appeal although seeking to reverse the ruling denying its bad faith claim against Gotham. The case on appeal was heard on March 28, 2002 and we are awaiting the appeal court's decision on the appeal.


                               Page 14 of 16 pages

     We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2.  Changes in Securities

         a.    Not applicable

         b.    Not applicable

         c.    Not applicable

Item 3.  Defaults upon Senior Securities

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.  Other Information

               Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a.    There are no Exhibits filed with this report.

         b. The Company filed one report on Form 8-K dated February 28, 2002, reporting the sale of assets from it's subsidiary, CJS Pinnacle Petroleum Services, LLC, on February 14th, 2002. This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits."


                               Page 15 of 16 pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                            WARREN RESOURCES INC.
                                              ---------------------
                                                  (Registrant)

                                              By: /s/ Norman F. Swanton
                                                  ----------------------------
                                                  Norman F. Swanton,
                                                  Chairman & CEO

                                              By: /s/ Timothy A. Larkin
                                                  ----------------------------
                                                  Timothy A. Larkin,
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)




                               Page 16 of 16 pages