Form 10-Q
period 2002-09-30
WARREN RESOURCES INC
filed 2002-11-15
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-33275

WARREN RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter.)

Delaware	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

489 Fifth Avenue, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 697-9660

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The aggregate number of Registrant’s outstanding shares on November 14, 2002 was 17,546,215 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,866,964	$22,923,605
Accounts receivable	3,845,649	5,543,326
Accounts receivable from affiliated partnerships	975,969	801,661
Other investments—trading securities	—	205,989
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value (amortized cost of $673,403 and $1,142,637 respectively)	812,956	1,187,123
Other current assets	303,152	1,294,986
Assets held for sale	—	3,757,900

Total current assets	14,804,690	35,714,590

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depletion and amortization	40,695,399	39,974,798
Property and equipment—at cost, net	792,833	891,304
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value (amortized cost of $7,520,569 and $7,399,989 respectively)	9,165,747	7,791,555
Deferred bond offering costs (net of accumulated amortization of $2,901,174 and $2,535,160 respectively)	3,539,894	3,905,908
Goodwill	3,430,246	3,430,246
Other assets	3,326,230	3,191,813

Total other assets	60,950,349	59,185,624

	$75,755,039	$94,900,214
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current maturities of debentures	$5,596,870	$4,747,370
Current maturities of other long-term liabilities	—	392,721
Accounts payable and accrued expenses	2,662,754	6,511,137
Deferred income—turnkey drilling contracts with affiliated partnerships	24,533,079	32,943,586

Total current liabilities	32,792,703	44,594,814

LONG-TERM LIABILITIES
Debentures, less current portion	50,371,830	53,391,330
Other long-term liabilities	435,000	29,191
Contingent repurchase obligation	—	3,318,993

	50,806,830	56,739,514
SHAREHOLDERS’ DEFICIT
Convertible Preferred Stock Issuable, 71,248 shares in 2002	855,030	—

Common Stock (50,000,000 shares $.0001 par value authorized: 17,546,215 and 17,537,579 shares issued, respectively)	1,755	1,754

Additional paid-in-capital	52,243,452	52,213,453
Accumulated deficit	(62,114,038)	(58,903,571)
Accumulated other comprehensive income, net of applicable income taxes of $714,000 and $171,792 respectively	1,073,941	264,260
	(7,939,860)	(6,424,104)
Less common stock in Treasury—at cost; (5,191 and 4,563 shares respectively)	12,634	10,010
Total shareholders’ deficit	(7,952,494)	(6,434,114)

	$75,755,039	$94,900,214

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
REVENUES
Turnkey contracts with affiliated partnerships	$2,468,774	$8,896,630	$8,842,756	$21,130,926
Oil and gas sales from marketing activities	2,334,584	3,812,866	9,121,277	12,990,070
Well services	373,663	2,002,238	1,506,466	4,499,780
Oil and gas sales	146,350	176,951	344,441	323,734
Net gain (loss) on investments	208,784	(13,981)	471,963	(35,803)
Interest and other income	262,089	197,824	1,152,813	1,547,630

	5,794,244	15,072,528	21,439,716	40,456,337

EXPENSES
Turnkey contracts	1,830,119	8,023,850	6,474,053	18,920,360
Cost of marketed oil and gas purchased from affiliated partnerships	2,294,532	3,800,416	9,002,326	13,486,133
Well services	147,062	1,057,870	721,051	2,366,633
Production & exploration	(815,478)	52,639	974,941	271,608
Depreciation, depletion and amortization	377,586	654,375	2,094,203	1,792,167
General and administrative	2,017,970	697,937	4,451,307	1,846,961
Interest	1,484,395	1,454,633	4,427,963	4,349,735
Contingent repurchase obligation	—	—	(3,064,661)	—

	7,336,186	15,741,720	25,081,183	43,033,597

Loss before provision for income taxes	(1,541,942)	(669,192)	(3,641,467)	(2,577,260)

PROVISION FOR INCOME TAXES
Deferred income tax benefit	(453,000)	(172,000)	(539,000)	(36,000)

	(453,000)	(172,000)	(539,000)	(36,000)

NET LOSS	$(1,088,942)	$(497,192)	$(3,102,467)	$(2,541,260)

LOSS PER SHARE
Basic & Diluted	$(0.06)	$(0.03)	$(0.18)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	17,535,227	17,534,961	17,534,745	17,534,961

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,102,467)	$(2,541,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on available-for-sale debt securities	(390,227)	(356,232)
Amortization and write-off of deferred bond offering costs	366,014	332,427
Gain on sale of US treasury bonds—available for sale	(28,104)	—
Depreciation, depletion and amortization	2,094,203	1,792,167
Deferred tax benefit	(539,000)	(36,000)
Leases contributed to partnerships	254,332	—
Change in assets and liabilities:
Decrease in trading securities	205,989	301,756
Decrease in accounts receivable—trade	2,147,677	1,929,901
Increase in accounts receivable from affiliated partnerships	(174,308)	(688,806)
Decrease in other assets	857,417	241,465
Decrease (Increase) in accounts payable and accrued expenses	(3,848,383)	262,164
Decrease in deferred income from affiliated partnerships	(8,410,507)	(16,723,926)
Decrease in contingent repurchase obligation to affiliated partnerships	(3,318,993)	—
Increase in other long term liabilities	435,000	—

Net cash used in operating activities	(13,451,357)	(15,486,344)
Cash flows from investing activities:
Purchases of U.S. Treasury Bonds—available-for-sale	(14,906)	—
Purchases of oil and gas properties	(3,819,925)	(14,238,151)
Purchases of property and equipment	(1,780)	(882,161)
Cash received from the sale of assets, net of selling fees	4,175,552	—
Proceeds from U.S. Treasury Bonds—available-for-sale	781,893	657,223

Net cash provided by (used in) investing activities	1,120,834	(14,463,089)
Cash flows from financing activities:
Payments on other long-term debt	(2,538,924)	(1,622,565)
Deferred offering costs	—	(2,305,418)
Issuance of preferred stock, net	815,430	0
Repurchase of common stock	(2,624)	—

Net cash used in financing activities	(1,726,118)	(3,927,983)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,056,641)	(33,877,416)
Cash and cash equivalents at beginning of period	22,923,605	58,969,552

Cash and cash equivalents at end of period	$8,866,964	$25,092,136

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$4,027,364	$4,017,308
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1—ORGANIZATION

Warren Resources, Inc. (the “Company”), was formed on June 12, 1990 under the laws of the State of New York for the purpose of acquiring and developing oil and gas properties. On September 5th, 2002, the Company changed its State of Incorporation to Delaware.  As a result, all shares of the Company’s stock were converted into shares of the Delaware Corporation.  The Company’s properties are primarily located in New Mexico, Texas, Wyoming, North Dakota, Oklahoma, Michigan and California. In addition, the Company serves as the managing general partner (the “MGP”) to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in Form 10-K for the year ended December 31, 2001. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2001 Annual Report on Form 10-K.

NOTE 2—MANAGEMENT’S PLANS

The Company had a net loss of $1.1 million for the quarter ended September 30, 2002, as compared to a loss of $0.5 million for the corresponding quarter ending September 30, 2001. At September 30, 2002, current liabilities exceeded current assets by approximately $18.0 million and total liabilities exceeded total assets by approximately $7.8 million. During 2001, the Company raised $18.1 million for its drilling programs compared to $46.5 million and $40.9 million in 2000 and 1999, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2002 will be less than in 2001 and 2000 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

• Sell interests in some of our undeveloped oil and gas leases. The Company is currently in extended negotiations for several sales of a portion of its oil and gas interests which it is anticipated will be closed in the fourth quarter of 2002. Although there are no definitive agreements, the Company has received offers to buy certain of its undeveloped oil and gas leases that have significantly appreciated when compared to their original cost.

• Raise additional capital through the sale of preferred stock in 2002 and common stock during 2003.

• Obtain a credit facility based in part on the value of its proven reserves.

• Continue privately placed drilling programs, which based on prior experience management anticipates raising approximately $10 million in 2002.

• Generate turnkey profit from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey price.

• Reduce fixed overhead expenses and primarily conduct developmental drilling operations in the Company’s two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002.

NOTE 3—REPURCHASE OBLIGATION

Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. The determination of whether a contingent repurchase obligation exists is based upon the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company’s working interest, from reserve studies prepared by petroleum engineers compared to the formula purchase price. A contingent repurchase obligation expense and liability of $3,318,993 was recognized at December 31, 2001 based on oil and gas pricing at March 15, 2002. During the first quarter of 2002, the Company assigned additional proved undeveloped leases located in the Wilmington Unit to various partnerships to satisfy the contingent repurchase obligation. The partnerships’ proved undeveloped leases must be drilled by the Company using funds from an outside party or from the Company to provide future revenues which satisfy the contingent repurchase obligation. At March 31, 2002, the Company had estimated that the proved undeveloped reserves will require approximately $30,500,000 of future development costs during 2002 through 2005 for drilling and completing these wells compared to approximately $26,800,000 at December 31, 2001. Based upon this calculation using prices at March 31, 2002, the Company’s contingent repurchase obligation was extinguished. As a result, a gain of approximately $3,065,000 was recognized for the three-month period ending March 31, 2002. Using oil and gas prices at September 30, 2002, no contingent repurchase obligation existed.

NOTE 4—PLUGGING AND ABANDONMENT LIABILITY

Based upon updated information provided by the Company’s engineers in May 2002, the Company determined that a plugging and abandonment liability of $1,371,000 existed at March 31, 2002, relating to certain shut-in properties located in Texas, New Mexico and Wyoming. During the third quarter of 2002 Warren disposed of some of these properties located in Texas and revised estimated salvage proceeds on certain other wells and hence reduced the plugging and abandonment liability by $1,174,500. This amount is reflected in the income statement as a reduction to production and exploration expense for the quarter. The Company expects to begin the remediation on the remaining well sites in 2003.

NOTE 5—Convertible Preferred Stock Issuable

At September 30, 2002, 71,248 shares of convertible preferred stock (“preferred stock”) were issuable without additional consideration.  The preferred stock pays an 8% cumulative dividend, payable quarterly. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntary converted at the election of the holder, commencing one year after the date of issuance.  Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Common to Preferred
Until June 30, 2004	1 to 1
July 1, 2004 through June 30, 2006	.75 to 1
July 1, 2006 through redemption	.50 to 1

Additionally, commencing seven years after the date of issuance, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement.

NOTE 6—EARNINGS PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at September 30, 2002 and September 30, 2001, of 5,881,026 and 6,247,439 respectively, relating to convertible bonds, debentures and preferred stock and 1,770,000 and 1,765,000 respectively relating to incentive stock options, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $4.51 and $4.62 at September 30, 2002 and September 30, 2001, respectively. The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the company at prices ranging from $5.00 to $50.  The preferred stock may be converted at the discretion of the holder (See note 5).

NOTE 7—LONG TERM DEBT

The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the company at prices ranging from $4.50 to $50. Each year the holders of the Convertible Debentures may tender to the Company up to 10% of the aggregate Debenture issued.

	September 30, 2002	December 31, 2001
12% Secured Convertible Debentures, due August 31, 2002	$—	$470,000
12% Sinking Fund Convertible Debentures, due August 31, 2002	—	55,000
12% Sinking Fund Debentures, due December 31, 2007	15,350,000	15,390,000
12% Secured Convertible Debentures, due December 31, 2009	790,000	840,000
12% Secured Convertible Bonds, due December 31, 2010	1,715,000	1,740,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,845,200	15,095,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	12,212,500	12,737,500
12% Secured Convertible Bonds, due December 31, 2016	1,460,000	1,580,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	6,775,000	7,215,000
12% Secured Convertible Bonds, due December 31, 2020	1,635,000	1,780,000
12% Secured Convertible Bonds, due December 31, 2022	1,186,000	1,236,000

	55,968,700	58,138,700
Less: Current Portion	5,596,870	4,747,370

Long Term Portion	$50,371,830	$53,391,330

NOTE 8—INCOME TAXES

For the quarters ended September 30, 2002 and 2001, the Company’s effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

NOTE 9—SALE OF ASSETS

During the second quarter 2002, the Company initiated a plan to dispose of its Kirby Decker acreage, which was completed on August 2, 2002. The Company sold all of its 24,133 gross (22,075 net) acres, which was located in Bighorn County, Montana. In connection with the disposal the Company determined that the carrying value of this property at June 30, 2002 exceeded it’s fair value. Accordingly, an impairment expense of $1,121,481, was included as part of depreciation, depletion and amortization expense for the three months ended June 30, 2002. The fair value was based on the selling price of the property.

On February 14th, 2002, the Company completed the sale of substantially all of the assets of Pinnacle, which consists of the workover/recompletion rig portion of the Company’s well service business, for a purchase price of $4.2 million to Basic Energy Services, Inc. (“Basic Energy”). Under the purchase agreement dated as of December 31, 2001, Basic Energy paid the Company $3.7 million in cash at the closing and $500,000 in contract drilling services credits issued by Basic Energy, which may be utilized by the Company over a three year period with a maximum of $25,000 in any month. As of September 30, 2002, $99 thousand of these service credits have been utilized. Additionally, the Company entered into a noncompete agreement with Basic Energy.

NOTE 10—LITIGATION

The Company is party to various matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or results of operations.

NOTE 11—BUSINESS SEGMENT INFORMATION

The Company’s operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also markets natural gas for affiliated partnerships. The Company charges Company-sponsored partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information is as follows:

	Three Months Ended		Nine months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue
Turnkey Contracts	$2,468,774	$8,896,630	$8,842,756	$21,130,926
Oil and Gas Marketing	2,334,584	3,812,866	9,121,277	12,990,070
Oil and Gas Operations	146,350	176,951	344,441	323,734
Well Services	373,663	2,002,238	1,506,466	4,499,780
Other	470,873	183,843	1,624,776	1,511,827

	$5,794,244	$15,072,528	$21,439,716	$40,456,337

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating Income (Loss)
Turnkey Contracts	$611,842	$810,947	$5,357,552	$2,112,788
Oil and Gas Marketing	40,052	12,449	118,951	(496,063)
Oil and Gas Operations	621,008	(514,605)	(2,567,587)	(1,341,260)
Well Services	227,202	958,273	710,756	1,805,376
Other	(3,042,046)	(1,936,256)	(7,261,139)	(4,658,101)

	$(1,541,942)	$(669,192)	$(3,641,467)	$(2,577,260)

NOTE 12—New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company adopted these standards effective January 1, 2002, and as such, has not recorded any amortization of goodwill.

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

The following reconciles reported net loss and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(1,088,942)	$(497,192)	$(3,102,467)	$(2,541,260)
Goodwill amortization	—	67,392	—	202,176

Adjusted net loss	(1,088,942)	$(429,800)	$(3,102,467)	$(2,339,084)

Net loss per share—basic and diluted
Reported net loss	$(.06)	$(.03)	$(0.18)	$(0.14)
Goodwill amortization	—	.01	—	.01

Adjusted net loss	$(.06)	$(.02)	$(0.18)	$(0.13)

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No.144 had no impact on the Company’s consolidated financial position or the results of operations. The Company is currently assessing the impact of SFAS Nos. 143. However, at this time, the Company does not believe the impact of this statement will be material to its consolidated financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, Rescissions of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. With the rescission of SFAS 4, gains and losses on extinguishments of debt should be classified as ordinary items unless they meet the criteria for extraordinary item classification in Opinion 30. The Company adopted this standard effective January 1, 2002 and as such, has reported the extinguishments of the contingent repurchase obligation as an ordinary item for the nine months ended September 30, 2002. No contingent repurchase obligation existed at September 30, 2002.

NOTE 13—Comprehensive Loss:

Other comprehensive loss consist primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive losses for the periods ending September 30 are as follow:

	2002	2001
Three Months ending September 30	$(337,221)	$(237,829)
Nine Months ending September 30	$(2,292,786)	$(2,548,723)

Item 2. Management’s discussion and analysis of financial conditions and operations

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q and our other filings with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Report and our other filings with the SEC, the words “anticipated,” “believe,” “estimate,” “project,” “budget,” “will,” “should,” “hope,” “may”, “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions and expectations may not be achieved. Forward-looking statements in this Report and our filings with the SEC include, without limitation, statements regarding:

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

•  regulatory developments;

•  environmental risks; and

•  general economic conditions.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report and our other filings with the SEC. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Report and our other filings with the SEC, including under the heading “Risk Factors” in our annual report on Form 10-K. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors set forth in this report and our other filings with the SEC may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and our other filings with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our cash and cash equivalents decreased $14.1 million for the nine months ended September 30, 2002. This resulted from a $13.5 million decrease in cash provided from operating activities, a $1.1 million increase in cash provided from investing activities and a $1.7 million decrease in cash provided from financing activities.

Cash provided from operating activities decreased due to drilling wells on behalf of the drilling programs and the related recognition of deferred revenue during the first nine months. Additionally, the funds raised through our drilling programs are primarily raised during the last quarter of our calendar year. As a result, during the first nine months of the calendar year, we incur turnkey expenses related to drilling programs and do not raise additional funds through drilling programs.

Cash provided from investing activities increased due to the sale of certain assets of our drilling rig subsidiary, CJS Pinnacle Petroleum Services, LLC (Pinnacle) and the sale of our Kirby Decker property in Montana.  This increase was partially offset by purchases of oil and gas properties during the period. Lastly, cash provided from financing activities decreased due to the repayment of debt relating to Pinnacle’s assets sold during the first quarter.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $24.5 million at September 30, 2002. This commitment varies pro rata with the amount of funds raised through our drilling funds.

The Company had a net loss of $1.1 million for the quarter ended September 30, 2002, as compared to a loss of $0.5 million for the corresponding quarter ending September 30, 2001. At September 30, 2002, current liabilities exceeded current assets by approximately $18.0 million and total liabilities exceeded total assets by approximately $7.8 million.

During 2001, the Company raised $18.1 million for its drilling programs compared to $46.5 million and $40.9 million in 2000 and 1999, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2002 will be less than in 2001 and 2000 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

• Sell interests in some of our undeveloped oil and gas leases. The Company is currently in extended negotiations for several sales of a portion of its oil and gas interests which it is anticipated will be closed in the fourth quarter of 2002. Although there are no definitive agreements, the Company has received offers to buy certain of its undeveloped oil and gas leases that have significantly appreciated when compared to their original cost.

• Raise additional capital through the sale of preferred stock in 2002 and common stock during 2003.

• Obtain a credit facility based in part on the value of its proven reserves.

• Continue privately placed drilling programs, which based on prior experience management anticipates raising approximately $10 million in 2002.

•  Generate turnkey profit from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey price.

•  Reduce fixed overhead expenses and primarily conduct developmental drilling operations in the Company’s two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $6.4 million in the third quarter to $2.5 million, a 72% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $6.2 million during the third quarter to $1.8 million, a 77% decrease compared to the same period in 2001. These decreases resulted from a lower level of drilling activity during the third quarter compared to the corresponding quarter of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $18.1 million from our drilling programs in 2001 compared to $46.5 million during 2000.

Gross profit from turnkey contract revenue and expenses was $0.6 million or 26% for the third quarter. This compares to gross profit of $0.9 million or 10% for the corresponding quarter in 2001. The increase in gross profit percentage results from additional turnkey revenue recognized due to lower estimated costs to complete our drilling programs. During the corresponding quarter of 2001, we increased the estimated costs to complete our drilling obligation relating to the 2000 and 1999 drilling programs by $1.7 million and therefore reducing the related gross profit percentage for that quarter.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $1.5 million in the third quarter to $2.3 million, a 39% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.5 million in the quarter to $2.3 million, a 40% decrease compared to the same quarter in 2001. These decreases resulted from lower production from our drilling programs for the period as compared to the prior year. Oil and gas production from drilling programs for the three months ended September 2002 and 2001 was 0.8 Bcfe and 1.4 Bcfe, respectively.

The gross profit from marketing activities for the third of 2002 was $40 thousand as compared to $12 thousand in the same period last year.

Well services activities. Well services revenue decreased $1.6 million in the third quarter to $0.4 million, a 81% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $0.9 million for the third quarter to $0.1 million, a 86% decrease compared to the same period in 2001. These decreases in well services revenue and expense resulted from the sale of certain assets of Pinnacle on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale.

Gross profit from well services activities was $0.2 million for the third quarter. This compared to gross profit of $0.9 million for the corresponding quarter last year. This decrease in gross profit resulted from the sale of Pinnacle’s operations in February 2002.

Oil and gas sales. Revenue for oil and gas sales for the third quarter decreased $31 thousand to $146 thousand, due to lower production in the quarter compared to the same quarter in the preceding year. Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Interest and other income. Interest income increased $0.1 million in the third quarter to $0.3 million, a 32% increase compared to the same quarter in 2001. Primarily, this increase is attributable to an additional $0.3 million of USTB interest and is offset by $0.2 million relating to lower interest earned from lower average cash balances during this quarter as compared to the same quarter in 2001.

Net gain (loss) on investments. Net gain on investments was $0.2 million for the third quarter of 2002 as compared to a negligible loss in 2001. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

General and administrative expenses. General and administrative expenses increased $1.3 million in the third quarter of 2002 to $2.0 million, a 189% increase compared to 2001. This increase resulted from allocating a lower percentage of salary expense and other administrative expenses to turnkey expense during the third quarter of 2002 compared to the similar period in 2001, due to reduced drilling activities in turnkey operations as noted above. Also, in the third quarter the Company wrote off $0.8 million of deferred charges relating to certain IPO expenses.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.3 million for the quarter to $0.4 million, a 42% decrease compared to the corresponding quarter last year. This decrease resulted from lower depreciation on oil and gas properties due to a lower carrying value in 2002, as compared to 2001.

Interest expense. Interest expense increased $30 thousand in the third quarter to $1.5 million, a 2% increase compared to the same quarter last year. Primarily, this increase reflects a reduction in the amount of interest capitalized resulting from a portion of our properties becoming fully developed.

Production & exploration. Production and exploration expense decreased $0.9 million, resulting from the reversal of plugging and abandonment liabilities of $1.2 million and is partially offset by increased costs relating to the drilling of a monitor well in Wyoming.

Nine months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $12.3 million to $8.8 million in the first nine months of 2002, a 58% decrease compared to the corresponding nine month period of the preceding year. Additionally, turnkey contract expense decreased $12.4 million during the first nine months to $6.5 million, a 66% decrease. These decreases resulted from a lower level of drilling activity during the first nine months of 2002 compared to the corresponding period of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $18.1 million from our drilling programs in 2001 compared to $46.5 million during 2000.

Gross profit from turnkey contract revenue and expenses was $2.4 million or 27% for the nine months ended September 2002. This compares to gross profit of $2.2 million or 10% for the corresponding period in 2001. This increase in gross profit percentage results from additional turnkey revenue recognized due to lower estimated costs to complete our drilling programs. During the corresponding nine months of 2001, we increased the estimated costs to complete our drilling obligation relating to the 2000 and 1999 drilling programs by $4.2 million and therefore reducing the related gross profit percentage for that quarter.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $3.9 million in the first nine months of 2002 to $9.1 million, a 30% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $4.5 million in the first nine months to $9.0 million, a 33% decrease compared to the same period in 2001. These decreases resulted from a decrease in production from our drilling programs for the nine months ended September 30, 2002, compared to the same period in 2001 and a reduction in the average sales price per Mcf of gas. Oil and gas production from drilling programs for the nine months of 2002 and 2001 was 2.7 Bcfe and 3.8 Bcfe, respectively. The average price of gas marketed and sold for the first nine  months of 2002 was $1.91 compared to $3.28 for the same period in 2001.

The gross profit from marketing activities for the nine months ended September 2002 was $119 thousand as compared to a $0.5 million loss for the corresponding period in 2001. The 2001 loss resulted from a hedging transaction which expired on March 31, 2001.

Well services activities. Well services revenue decreased $3.0 million for the first nine months of 2002 to $1.5 million, a 67% decrease compared to the corresponding period of the preceding year. Well services expense decreased $1.6 million for the first nine months to $0.7 million, a 70% decrease compared to the same period in 2001. This decrease in well services revenue and expense resulted from the sale of certain assets of Pinnacle on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale. Gross profit from well services activities was $0.8 million for the nine months ended September 2002. This compared to gross profit of $2.1 million for the corresponding period last year. This decrease in gross profit results from the discontinuation of Pinnacle’s operations in 2002.

Oil and gas sales. We have interests in oil and gas production attributable to our drilling programs. Through and prior to June 30, 2001, virtually all of our production was subordinated to our investors in the drilling programs. Revenue for oil and gas sales for the first nine months of 2002 increased $21 thousand to $344 thousand, resulting from Warren receiving its 25% interest in revenue from the 2000 drilling programs. Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Interest and other income. Interest income decreased $0.4 million in the first nine months of 2002 to $1.2 million, a 26% decrease compared to the same period in 2001. Primarily, the decrease is attributable to a lower average cash balance during the first nine months in 2002 compared to the same period of 2001.

Net gain (loss) on investments. Net gain on investments was $0.5 million for the first nine months of 2002 as compared to a negligible loss in 2001. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

General and administrative expenses. General and administrative expenses increased $2.6 million for the nine  months ending September 2002 to $4.5 million, a 141% increase compared to 2001. This increase resulted from allocating a lower percentage of salary expense and other administrative expenses to turnkey expense during the nine months ending September 30, 2002 compared to the corresponding period in 2001, due to reduced drilling activities in turnkey operations as noted above. Also, in the third quarter the Company wrote off $0.8 million of deferred charges relating to certain IPO expenses.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $0.3 million in the first nine months of 2002 to $2.1 million, a 17% increase compared to the corresponding period last year. This increase resulted from a $1.1 million impairment expense on our Kirby Decker property, offset partially by lower depreciation on oil and gas properties due to a lower carrying value in 2002, as compared to 2001.

Interest expense. Interest expense increased $77 thousand in the first nine months of 2002 to $4.4 million, a 2% increase compared to the same period last year. Primarily, this increase reflects a reduction in the amount of interest capitalized resulting from a portion of our properties becoming fully developed.

Repurchase Obligation. Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. A repurchase obligation expense and a related liability of $3.3 million was recorded at December 31, 2001 based on oil and gas pricing at March 15, 2002. The determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers compared to the potential repurchase of drilling program units. During the three months ended March 31, 2002, the Company assigned additional proved undeveloped leases located in the Wilmington Unit to various partnerships. As a result the liability was extinguished and a gain was recognized in the first three months ended March 31, 2002 of $3.1 million. Based on oil and gas prices at September 30, 2002, no repurchase obligation existed.

Production & exploration. Production and exploration expense increased $0.7 million in the first nine months of 2002, resulting from the recording of a dismantlement, restoration and abandonment liability and the related expense of $0.3 million, monitor well expenses of $0.2 million and increased expenses relating to our oil and gas sales.

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

Item 4. Evaluation of Disclosure Controls and Procedures

Quarterly evaluation of the company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1)

our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our Accounting and Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Warren and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Except as provided below, we are not engaged in any material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Pedco, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations. Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement. We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge. Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement; declined to dissolve the joint venture; denied Magness’ claims for breach of contract; held that there was a material breach of the contract by Magness; declared Pedco and Warren are responsible for supervision and control of drilling and completion operations and Magness is responsible for production operations; held in favor of Warren on accounting disputes; and held that he and JAMS would retain jurisdiction to enforce the award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract. On August 20, 2001, Warren filed a request to resume arbitration before Judge Wisot and Magness filed an objection to such jurisdiction. On September 19, 2001, Warren petitioned the Superior Court of California for Los Angeles County to compel Magness to enter binding arbitration with Warren before Judge Wisot and JAMS. On October 5, 2001, Magness cross-petitioned to compel Warren to enter binding arbitration with Magness before AAA. On January 3, 2002, the Los Angeles Superior Court granted Warren’s petition, denied Magness’ petition and ordered Magness to discontinue its efforts to remove the controversy from the jurisdiction of JAMS and to proceed forthwith to arbitration before Judge Wisot of JAMS. Magness appealed this ruling by the Superior Court and on February 6, 2002, the Court of Appeal of the State of California stayed the January 3, 2002 order compelling arbitration before JAMS, pending a hearing on the lower court’s ruling. The hearing was held before the Court of Appeal on September 27, 2002, but no decision has yet been issued. Accordingly, pending the ruling by the Court of appeal and final resolution, further development of the Wilmington Field will be curtailed.

In 1998, Pedco was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out. Warren was later joined in the suit as a defendant. As a result of the lawsuit, Gotham Insurance Company, Pedco’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham. Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Pedco to act with due diligence and pursuant to safety regulations. Pedco countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered for Pedco on essentially all claims except its bad faith claims against Gotham. Gotham’s claims against Pedco and Warren were rejected. Final judgment was rendered on May 14, 2001 in Pedco’s favor for the remaining policy proceeds, interest and attorney fees. Gotham has appealed the final judgment. Pedco is defending the judgment on appeal although seeking to reverse the ruling denying its bad faith claim against Gotham. The case on appeal was heard on March 28, 2002 and we are awaiting the appeal court’s decision on the appeal.

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

Item 4. Submission of Matters to a Vote of Security Holders

On September 5, 2002, we held a special meeting of stockholders. At the meeting, the following matters were considered and approved:

1.               A proposal to change our state of incorporation from New York to Delaware was approved by the holders of greater than 66-2/3% of the outstanding shares of Common Stock of Warren Resources, Inc., a  New York. Corporation (“Warren New York”), with 12,771,136 shares of Common Stock voted for this proposal, 394,140 shares of Common Stock voted against this proposal, and 5,136 shares of Common Stock abstaining from the vote.  The reincorporation into Delaware was accomplished through the merger of Warren Resources New York with and into its wholly-owned subsidiary, Warren Resources, Inc., a Delaware corporation (“Warren Resources Delaware” or the “Company”). As of the effective date of the merger, Warren Resources New York ceased to exist. The reincorporation effects a change in the legal domicile of the Company and did not result in any change in the Company’s business, management, employees, fiscal year, assets or liabilities, location of any of the facilities (including corporate headquarters). Pursuant to the Agreement and Plan of Merger between Warren Resources Delaware and Warren Resources New York, each share of Warren Resources New York’s Common Stock, $0.001 par value, was automatically converted into one share of Warren Resources Delaware’s Common Stock, par value $0.0001 per share and each previously issued share of Warren Resources New York Common Stock, $0.001 par value per share, was deemed cancelled on the effective date of the merger.

1.               A proposal  to adopt the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was approved by the holders of greater than a majority of all the shares of Common Stock outstanding with 10,536,400 shares of Common Stock voted for this proposal, 2,462,788 shares of Common Stock voted against this proposal, and 171,224 shares of Common Stock abstaining from the vote;

2.               A proposal  to adopt the Company’s 2001 Key Employee Stock Incentive Plan (the “Key Employee Plan”) was approved by the holders of greater than a majority of all the shares of Common Stock outstanding with 10,455,953 shares of Common Stock voted for this proposal, 2,530,980 shares of Common Stock voted against this proposal, and 183,479 shares of Common Stock abstaining from the vote; and

3.               A proposal  to adopt the Company’s 2000 Equity Incentive Plan for Employees of Petroleum Development Corporation (the “2000 Plan”) was approved by the holders of greater than a majority of all the shares of Common Stock outstanding with 11,277,973 shares of Common Stock voted for this proposal, 1,706,020 shares of Common Stock voted against this proposal, and 186,419 shares of Common Stock abstaining from the vote.

Item 5. Other Information

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the company is responsible for listing the non-audit services approved in the Second Quarter by the company’s Audit Committee to be performed by Grant Thornton LLP, the company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The non-audit services approved by the Audit Committee in the Third Quarter are each considered by the company to be audit-related services which are closely related to the financial audit process. Each of the services has been approved in accord with a pre-approval from the Committee’s Chairman pursuant to delegated authority by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Grant Thornton LLP for the following non-audit services: (1) tax matter consultations and income tax return preparations.

Item 6. Exhibits and Reports on Form 8-K

1. A Current Report on Form 8-K was filed on September 11, 2002, under Item 5 setting forth the Registrant’s change of corporate domicile from the State of New York to the State of Delaware.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Senior Vice President,
Chief Financial Officer and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Norman F. Swanton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warren Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Norman F. Swanton
Norman F. Swanton
Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Timothy A. Larkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warren Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Timothy A. Larkin
Timothy A. Larkin
Senior Vice President, Chief Financial Officer and Principal Accounting Office