Form 10-Q
period 2003-03-31
WARREN RESOURCES INC
filed 2003-05-15
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒ No ☐

The aggregate number of Registrant’s outstanding shares on May 14, 2003 was 17,576,805 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,157,896	$23,184,936
Accounts receivable – trade	3,453,419	6,895,483
Accounts receivable from affiliated partnerships	384,660	921,252
Trading securities	39,693	78,383
Restricted investments in U.S. Treasury Bonds-available-for-sale, at fair value (amortized cost of $1,055,211 in 2003 and $683,513 in 2002)	1,152,734	810,822
Other current assets	2,127,479	2,053,248

Total current assets	30,315,881	33,944,124

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depletion and amortization	78,786,048	48,684,362
Property and equipment—at cost, net	651,122	751,479
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value (amortized cost of $10,492,615 in 2003 and $7,571,860 in 2002)	12,016,274	9,058,851
Deferred bond offering costs (net of accumulated amortization of $3,231,615 in 2003 and $3,051,046 in 2002)	3,209,453	3,390,022
Goodwill	3,430,246	3,430,246
Other assets	5,193,639	5,365,435
Restricted Cash	—	3,637,775

Total other assets	103,286,782	74,318,170

	$133,602,663	$108,262,294
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of debentures	$5,297,970	$5,466,970
Current maturities of other long-term liabilities	267,163	178,980
Accounts payable and accrued expenses	3,394,066	3,822,809
Deferred income-turnkey drilling contracts with affiliated partnerships	31,402,528	32,265,725

Total current liabilities	40,361,727	41,734,484

LONG-TERM LIABILITIES
Debentures, less current portion	47,681,730	49,202,730
Other long-term liabilities, less current portion	1,786,318	1,353,129

	49,468,048	50,555,859

MINORITY INTEREST	14,544,324	8,970,078

STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.00001; authorized 20,000,000 shares, issued and outstanding, 3,817,555 shares in 2003 and 1,784,197 shares in 2002 (aggregate liquidation preference $45,810,660 in 2003 and $21,410,364 in 2002)	45,213,128	20,955,838
Common Stock - $.0001 par value; authorized, 100,000,000 shares; issued 17,576,805 in 2003 and 17,581,996 shares in 2002)	1,758	1,758
Additional paid-in-capital	51,611,351	52,424,147
Accumulated deficit	(67,764,117)	(66,529,795)
Accumulated other comprehensive income, net of applicable income taxes of $649,000 in 2003 and $646,000 in 2002	975,393	971,508
	30,037,513	7,823,456
Less common stock in Treasury-at cost; 702,500 shares in 2003 and 707,691 shares in 2002	808,949	821,583
Total shareholders’ equity	29,228,564	7,001,873
	$133,602,663	$108,262,294

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31 (Unaudited)
	2003	2002
REVENUES
Turnkey contracts with affiliated partnerships	$863,197	$3,743,949
Oil and gas sales from marketing activities	1,409,891	2,877,611
Well services	242,727	719,814
Oil and gas sales	1,535,011	67,835
Net gain on investments	73,544	137,332
Interest and other income	313,311	545,851

	4,437,681	8,092,392

EXPENSES
Turnkey contracts	910,849	2,724,696
Cost of marketed oil and gas purchased from affiliated partnerships	1,376,662	2,831,446
Well services	168,197	399,424
Production & exploration	960,738	1,543,157
Depreciation, depletion and amortization	159,975	327,363
General and administrative	1,030,258	1,288,072
Interest	946,913	1,353,475
Contingent repurchase obligation	—	(3,064,661)

	5,553,592	7,402,972

Income (Loss) before provision for income taxes, minority interest and cumulative change in accounting principle	(1,115,911)	689,420

DEFERRED INCOME TAX EXPENSE (BENEFIT)	(3,000)	115,000

INCOME (LOSS) BEFORE MINORITY INTEREST AND CHANGE IN ACCOUNTING PRINCIPLE	(1,112,911)	574,420

MINORITY INTEREST	(33,193)	—

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	(1,146,104)	574,420

CUMULATIVE EFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(88,218)	—

NET INCOME (LOSS)	(1,234,322)	574,420

LESS DIVIDENDS ON PREFERRED SHARES	800,162	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,034,484)	$574,420

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
INCOME (LOSS) BEFORE ACCOUNTING CHANGE	$(0.12)	$0.03
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—
NET INCOME (LOSS) AFTER ACCOUNTING CHANGE	$(0.12)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	16,874,305	17,534,641

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	2003	2002
Cash flows from operating activities:
Net Income (loss)	$(1,234,322)	$574,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on available-for-sale debt securities	(125,486)	(129,565)
Amortization and write-off of deferred bond offering costs	180,569	104,902
(Gain) Loss on sale of US treasury bonds—available for sale	(102,810)	3,571
Depreciation, depletion and amortization	159,975	327,363
Deferred tax expense (benefit)	(3,000)	115,000
Leases contributed to partnerships	—	254,332
Change in assets and liabilities:
Decrease in trading securities	38,690	191,900
Decrease in accounts receivable—trade	3,442,064	1,636,952
(Increase) Decrease in accounts receivable from affiliated partnerships	536,592	(30,647)
Decrease in other assets	97,565	13,265
Decrease in accounts payable and accrued expenses	(1,228,904)	(4,339,811)
Decrease in deferred income from affiliated partnerships	(863,197)	(3,743,949)
Decrease in contingent repurchase obligation to affiliated partnerships	—	(3,318,993)
Increase (Decrease) in other long term liabilities	(316,914)	1,609,500

Net cash provided by (used in) operating activities	580,822	(6,731,760)
Cash flows from investing activities:
Purchases of U.S. Treasury Bonds—available-for-sale	—	(14,906)
Purchases of oil and gas properties	(1,125,477)	(1,794,920)
Purchase of property and equipment	—	(241)
Proceeds from the sale of oil and gas properties, net of selling fees	—	3,276,869
Proceeds from the sale of property and equipment, net of selling fees	28,087	—
Proceeds from U.S. Treasury Bonds—available-for-sale	573,621	74,546

Net cash provided by (used in) investing activities	(523,769)	1,541,348

Cash flows from financing activities:
Payments on other long-term debt	(937,511)	(563,524)
Issuance of preferred stock, net	853,418	—
Repurchase of common stock	—	(2,624)

Net cash used in financing activities	(84,093)	(566,148)

Net Decrease in cash and cash equivalents	(27,040)	(5,756,560)
Cash and cash equivalents at beginning of period	23,184,936	22,923,605

Cash and cash equivalents at end of period	$23,157,896	$17,167,045
Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$766,344	$1,245,277
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1—ORGANIZATION

Warren Resources, Inc. (the “Company”), was formed on June 12, 1990 under the laws of the state of New York for the purpose of acquiring and developing oil and gas properties. On September 5th, 2002, the Company changed its state of incorporation to Delaware. As a result, all shares of the Company’s stock were converted into shares of the Delaware corporation. The Company’s properties are primarily located in New Mexico, Texas, Wyoming and California. In addition, the Company serves as the managing general partner (the “MGP”) to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in Form 10-K for the year ended December 31, 2002. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2002 Annual Report on Form 10-K.

NOTE 2 — STOCK OPTIONS

At March 31, 2003, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Period ended March 31,
	2003	2002

Net Income (Loss), as reported	$(2,034,484)	$574,420

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	0	$(102,420)

Pro forma Net Income (Loss)	$(2,034,484)	$472,000

Earnings Per Share:
As Reported -	$(0.12)	$0.03
Pro Forma -	$(0.12)	$0.03

NOTE 3—MANAGEMENT’S PLANS

The Company had a net loss of $1.2 million for the quarter ended March 31, 2003, as compared to a profit of $0.6 million for the corresponding quarter ending March 31, 2002. At March 31, 2003, current liabilities exceeded current assets by approximately $10.0 million. During 2002, the Company raised $5.4 million for its drilling programs compared to $18.1 million and $46.5 million in 2001 and 2000, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2003 will be less than in 2002 and 2001 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

•             Raise additional capital through the sale of preferred stock.

•             Obtain a credit facility based in part on the value of our proven reserves.

•             Continue to privately place drilling programs, which based on prior experience management anticipates raising approximately $7.5 million in 2003.

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

NOTE 4—REPURCHASE OBLIGATION

Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. The determination of whether a contingent repurchase obligation exists is based upon the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company’s working interest, from reserve studies prepared by petroleum engineers compared to the formula purchase price. A contingent repurchase obligation expense and liability of $3,318,993 was recognized at December 31, 2001 based on oil and gas pricing at March 15, 2002. During the first quarter of 2002, the Company assigned additional proved undeveloped leases located in the Wilmington Unit to various partnerships to satisfy the contingent repurchase obligation. Based upon this calculation using prices at March 31, 2002, the Company’s contingent repurchase obligation was extinguished. As a result, a gain of approximately $3,065,000 was recognized for the three-month period ending March 31, 2002. As a result of the recent recapitalization of thirteen of our drilling programs (See Note 15), we believe that we will have no liability resulting from a repurchase obligation in the future.

NOTE 5—PLUGGING AND ABANDONMENT LIABILITY

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000 (using a 10% discount rate) and a cumulative effect on change in accounting principle on prior years of $88,000. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact in the first quarter of 2002 assuming an adoption of this accounting standard on a proforma basis. During the period ending March 31, 2003, the asset retirement liability was increased by approximately $21,000, as a result of accretion and recorded as interest expense.

NOTE 6 —CONVERTIBLE PREFERRED STOCK

As of March 31, 2003, 3,817,555 shares of convertible preferred stock were issued and outstanding, with dividends in arrears of $800,337 at March 31, 2003. During the three months ended March 31, 2003, the Company issued 2,033,358 preferred shares; 1,886,756 relating to the recapitalization of our drilling programs, 63,731 relating to bond conversions and 82,871 for cash consideration of $994,452. The preferred stock pays an 8% cumulative dividend, payable quarterly. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntary converted at the election of the holder, commencing one year after the date of issuance.  Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Common to Preferred
Until June 30, 2004	1 to 1
July 1, 2004 through June 30, 2006	.75 to 1
July 1, 2006 through redemption	.50 to 1

Additionally, commencing seven years after the date of issuance, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital.

NOTE 7—EARNINGS PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at March 31, 2003 and March 31, 2002, of 9,336,916 and 6,197,773, respectively, relating to convertible bonds, debentures and preferred stock and 1,514,459 and 810,000, respectively, relating to incentive stock options, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $5.59 and $4.51 at March 31, 2003 and March 31, 2002, respectively. The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5.00 to $50.00.  The preferred stock may be converted at the discretion of the holder (See note 6).

NOTE 8—LONG TERM DEBT

The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5.00 to $50. Each year the holders of the Convertible Debentures may tender to the Company up to 10% of the aggregate Debenture issued.

	March 31, 2003	December 31, 2002

12% Sinking Fund Debentures, due December 31, 2007	$12,996,000	$14,376,000
12% Secured Convertible Debentures, due December 31, 2009	790,000	790,000
12% Secured Convertible Bonds, due December 31, 2010	1,715,000	1,715,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,770,200	14,780,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	12,062,500	12,137,500
12% Secured Convertible Bonds, due December 31, 2016	1,400,000	1,460,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	6,425,000	6,590,000
12% Secured Convertible Bonds, due December 31, 2020	1,635,000	1,635,000
12% Secured Convertible Bonds, due December 31, 2022	1,186,000	1,186,000

	52,979,700	54,669,700
Less: Current Portion	5,297,970	5,466,970

Long Term Portion	$47,681,730	$49,202,730

NOTE 9 — CAPITALIZED INTEREST

Interest of approximately $900,000 and $570,000 was capitalized during the three months ended March 31, 2003 and 2002, respectively, relating to our California and Wyoming properties.

NOTE 10—INCOME TAXES

For the quarters ended March 31, 2003 and 2002, the Company’s effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

NOTE 11—LITIGATION

The Company is party to various matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or results of operations.

NOTE 12—BUSINESS SEGMENT INFORMATION

The Company’s operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling programs and retains an interest in each well. Also, the Company also markets natural gas for affiliated drilling programs. The Company charges Company-sponsored drilling programs and other third parties competitive industry rates for well operations and gas gathering. Segment information is as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenue
Turnkey Contracts	$863,197	$3,743,949
Oil and Gas Marketing	1,409,891	2,877,611
Oil and Gas Operations	1,535,011	67,835
Well Services	242,727	719,814
Other	386,855	683,183

	$4,437,681	$8,092,392

	March 31, 2003	March 31, 2002
Operating Income (Loss)
Turnkey Contracts	$(73,218)	$4,059,763
Oil and Gas Marketing	33,229	46,165
Oil and Gas Operations	453,199	(1,719,342)
Well Services	74,530	244,790
Other	(1,603,651)	(1,941,956)

	$(1,115,911)	$689,420

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS:

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issued or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are not required because the Company does not have any existing guarantees at March 31, 2003.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations relating to drilling programs formed in 1998 and after.

NOTE 14—COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (losses) for the periods ending March 31 are as follow:

	2003	2002
Three Months ending March 31	$(1,230,437)	$402,628

NOTE 15—CONSENT SOLICITAION:

In late 2002, each of the 13 drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative vote of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a Preferred Member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a Preferred Member terminated their repurchase rights under the original buy/sell agreements. At December 31, 2002, six of the thirteen programs obtained the requisite votes to convert to LLCs and were consolidated in the financial statements for the year ended December 31, 2002. At March 31, 2003, all 13 programs obtained the requisite votes to convert to LLCs and on average 72.9% of the program members elected to become Preferred Members in their LLC. As a result of recapitalization, Warren issued 3,229,716 Preferred Shares in 2002 and 2003. During the first quarter the Company issued 1,641,628 preferred shares to the remaining 7 LLCs as a capital contribution, with an estimated fair value of $19,699,536 and received its prorata share of additional standard membership interests in the LLCs. The fair value of the preferred shares was based on actual cash sales to independent parties in this time period. Due to the increase in control of these thirteen affiliated partnerships, the Company has consolidated these entities for financial reporting purposes at March 31, 2003. The Company accounted for the remaining 7 LLCs as a purchase transaction with the estimated fair value of the assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired	$3,512
Current assets	28,342,950
Oil and gas properties

Total fair value of assets	28,346,462

Liabilities assumed	144,122
Accounts payable	8,502,804
Minority Interest

Total liabilities assumed	8,646,926

Cost of acquisition	$19,699,536

The following summarizes pro forma unaudited results of operations for the period ended March 31, 2003 and 2002 as if these acquisitions had been consummated immediately prior to January 1, 2002.

These pro forma results are not necessarily indicative of future results.

	Pro Forma (unaudited)
	Period ended March 31,
	2003	2002

Revenues	$6,765,628	$9,179,996

Net Income (Loss)	$(1,536,013)	$723,749

Income (Loss) Per Common Share—Basic and diluted	$(0.09)	$0.04

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

In late 2002, each of the 13 drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative vote of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a Preferred Member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a Preferred Member terminated their repurchase rights under the original buy/sell agreements. At March 31, 2003, all 13 programs obtained the requisite votes to convert to LLCs and on average 72.9% of the program members elected to become Preferred Members in their LLC. As a result of the Recapitalization, Warren issued 3,229,716 Preferred Shares in the aggregate, 1,886,756 during the first quarter of 2003, to the 13 LLCs as an additional capital contribution and received its prorata share of additional standard membership interests in the LLCs.

Our cash and cash equivalents decreased $27 thousand for the three months ended March 31, 2003. This resulted from a $0.6 million increase in cash provided from operating activities offset by a $0.5 million decrease in cash provided from investing activities and a $0.1 million decrease in cash provided by financing activities.

Cash provided from operating activities increased due to the receipt of life insurance funds relating to our Executive Vice President, James C. Johnson, Jr. who passed away in December 2002.  This increase was offset by drilling wells on behalf of the drilling programs and the related recognition of deferred revenue during the first three months of 2003. Additionally, the funds raised through our drilling programs are primarily raised during the last quarter of our calendar year. As a result, during the first three months of the calendar year, we incur turnkey expenses related to drilling programs and do not raise additional funds through drilling programs.

Cash provided from investing activities decreased due to the purchase of certain oil and gas properties during the first quarter of 2003.  This decrease was partially offset by the receipt of U.S. Treasury Bonds previously held in escrow on behalf of our drilling program investors.  Primarily, the U.S. Treasury Bonds were released to us as a result of the Recapitalization discussed above.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $31.4 million at March 31, 2003. This commitment varies pro rata with the amount of funds raised through our drilling programs.

The Company had a net loss of $1.2 million for the quarter ended March 31, 2003, as compared to net income of $0.6 million for the corresponding quarter ending March 31, 2002. At March 31, 2003, current liabilities exceeded current assets by approximately $10.0 million.  During the quarter, shareholders’ equity increased $22.2 million  from $7.0 million to $29.2 million, primarily from the Recapitalization discussed above.

During 2002, we raised $5.4 million for our drilling programs compared to $18.1 million and $46.5 million in 2001 and 2000, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2003 will be less than in 2002 and 2001 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, we have or intend to do the following:

• Raise additional capital through the sale of preferred stock.

• Obtain a credit facility based in part on the value of our proven reserves.

• Continue to privately place drilling programs, which based on prior experience management anticipates raising approximately $7.5 million in 2003.

•  Generate turnkey profit from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey price.

•  Reduce fixed overhead expenses and primarily conduct developmental drilling operations in our two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $2.9 million in the first quarter to $0.9 million, a 77% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $1.8 million during the first quarter to $0.9 million, a 67% decrease compared to the same period in 2002. These decreases resulted from a lower level of drilling activity during the first quarter compared to the corresponding quarter of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $5.4 million from our drilling programs in 2002 compared to $18.1 million during 2001.

Gross profit (loss) from turnkey contract revenue and expenses was $(48) thousand or (6)% for the first quarter. This compares to gross profit of $1.0 million or 27% for the corresponding quarter in 2002. The decrease in gross profit percentage results from a higher percentage of overhead expenses allocated to turnkey expense during the first quarter.  This resulted from significantly less drilling activity during the first quarter as compared to the corresponding quarter of the preceding year.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $1.5  million in the first quarter to $1.4 million, a 51% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.5 million in the quarter to $1.4 million, a 51% decrease compared to the same quarter in 2002. These decreases primarily resulted from the Recapitalizations as discussed above, whereby we now receive oil and gas production previously allocated to drilling programs.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended March 31, 2003 and 2002 was

226 Bcfe and 415 Bcfe, respectively.  This decrease was offset by higher average gas prices.  The average price per Mcf during the first quarter of 2003 and 2002 was $3.25 and $1.44, respectively.

The gross profit from marketing activities for the first quarter of 2003 was $33 thousand as compared to $46 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.5 million in the first quarter to $0.2 million, a 66% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $0.2 million for the first quarter to $0.2 million, a 58% decrease compared to the same period in 2002. These decreases in well services revenue and expense resulted from the sale of certain assets of our drilling subsidiary, CJS Pinnacle Petroleum LLC (Pinnacle) on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale.

Gross profit from well services activities was $0.1 million for the first quarter. This compared to gross profit of $0.3 million for the corresponding quarter last year. This decrease in gross profit resulted from the sale of Pinnacle’s operations in February 2002.

Oil and gas sales. Revenue from oil and gas sales for the first quarter increased to $1.5 million, due to increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Net gain (loss) on investments. Net gain on investments was $0.1 million for the first quarters of 2003 and 2002.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest income decreased $0.2 million in the first quarter to $0.3 million, a 43% decrease compared to the same quarter in 2002. Primarily, this decrease is attributable to a decrease in interest income from U.S. Treasuries.

General and administrative expenses. General and administrative expenses decreased $0.3 million in the first quarter of 2003 to $1.0 million, a 20% decrease compared to 2002. This decrease resulted from a reduced number of employees.  During the first quarter of 2003 and 2002, we employed approximately 35 and 40 individuals,  respectively.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.2 million for the quarter to $0.2 million, a 51% decrease compared to the corresponding quarter last year. This decrease resulted from lower depreciation expense recorded on the Pinnacle assets due to sale of its assets in February 2002, as mentioned above.  Additionally, this expense was reduced by a settlement payment from an unrelated oil Company.

Interest expense. Interest expense decreased $0.4 million in the first quarter to $0.9 million, a 30% decrease compared to the same quarter last year. Primarily, this decrease reflects an increase in the amount of interest capitalized to our Wyoming and California properties of $0.3 million.

Production & exploration. Production and exploration expense decreased $0.6 million, resulting from the recording of plugging and abandonment liabilities during the first quarter of 2002.

Contingent Repurchase Obligation. Repurchase obligation expense of $3.3 million was recorded in 2001 based on pricing at March 15, 2002. The repurchase obligation expense was reversed during the 1st quarter of 2002. As stated above, the determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers compared to the potential repurchase of drilling program units. Significant decreases in natural gas and oil prices at December 31, 2001 lowered the estimated future cash flows when compared to future potential repurchase obligations. As a result, a repurchase liability and a repurchase  obligation expense of $3.3 million was recorded in 2001.

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

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report, there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E & P, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract.  On August 20, 2001, Warren filed a request to resume arbitration before Judge Wisot and Magness filed an objection to such jurisdiction.  On September 19, 2001, Warren petitioned the Superior Court of California for Los Angeles County to compel Magness to enter binding arbitration with Warren before Judge Wisot and JAMS.  On October 5, 2001, Magness cross-petitioned to compel Warren to enter binding arbitration with Magness before AAA.  On January 3, 2002, the Los Angeles Superior Court granted Warren’s petition, denied Magness’ petition and ordered Magness to discontinue its efforts to remove the controversy from the jurisdiction of JAMS and to proceed forthwith to arbitration before Judge Wisot of JAMS.  Magness appealed this ruling by the Superior Court and on February 6, 2002, the Court of Appeal of the State of California stayed the January 3, 2002 order compelling arbitration before JAMS, pending a hearing on the lower court’s ruling. The hearing was held before the Court of Appeal on September 27, 2002, and on November 18, 2002 the Court of Appeal rendered its opinion that the written agreement to arbitrate before JAMS (the “JAMS Agreement”) entered into in December 1999 only covered matters and issues presented in and relating to the JAMS arbitration and that pursuant to the arbitration clause of the Joint Venture Agreement new issues or disputes not covered by the JAMS Agreement should be brought before the AAA. In response to a Motion for Rehearing filed by Warren, the Court of Appeal ordered on December 17, 2002 that its original opinion be modified to clarify that there has not been a determination whether Magness has complied in full with the JAMS arbitrator’s Final Award. Warren believes that Magness has not fully complied and is in default of the JAMS Final Award and is seeking enforcement of the Final Award, along with damages incurred by reason of Magness’ failure to comply. In order to clarify what specific matters continue under JAMS jurisdiction pursuant to the original written stipulation for arbitration, on January 12, 2003, Warren filed a Motion for Clarification in the Superior Court of California along with a Motion for Enforcement of Final Award with JAMS. A initial hearing of the Motion for Clarification was held before Judge Buckner of the Superior Court on February 20, 2003. The parties presented their proposed Orders and supporting briefs regarding the Motion to Judge Buckner on April 4, 2003 and are awaiting his issuance of an executed Order.  Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

In 1998, Warren E & P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E & P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E & P to act with due diligence and pursuant to safety regulations.  Warren E & P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E & P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E & P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E & P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham has appealed the final judgment.  Warren E & P is defending the judgment on appeal although seeking to reverse the ruling denying its bad faith claim.  The case on appeal was orally argued on March 28, 2002. We are awaiting the appeals court decision.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2. Changes in Securities

a. Not applicable

b.  Not applicable

c. At March 31, 2003, the Company had issued 3,817,555 shares of Series A 8% Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), with a value of $12.00 per share of which, 422,325 shares were issued to accredited investors for cash consideration of $5,067,900, 165,514 shares were issued to bond converters and 3,229,716 were issued as additional LLC capital contributions as a result of the Recapitalizations. The shares of Convertible Preferred Stock are restricted securities. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) and/or Section 3(a)(9). The Company’s Board of Directors has authorized the issuance of up to 6,100,000 shares of Convertible Preferred Stock. Information on the Convertible Preferred Stock transaction is contained in the Company’s Form 8-K filed on December 17, 2002 and in this Form 10-Q for the quarterly period ended March 31, 2003 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 6: Convertible Preferred Stock” and is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

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

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Grant Thornton LLP for the following non-audit services: (1) tax matter consultations and (2) income tax return preparations.

Item 6. Exhibits and Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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

WARREN RESOURCES, INC.
(Registrant)

Date: May 14, 2003	By:	/s/ Timothy A. Larkin
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

Date: May 14, 2003

/s/ Norman F. Swanton
Norman F. Swanton

Chairman and Chief Executive Officer

A signed original of this original statement required by Section 302 has been provided to Warren Resources, Inc., and will be retained by Warren Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 14, 2003

/s/ Timothy A. Larkin
Timothy A. Larkin
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer

A signed original of this original statement required by Section 302 has been provided to Warren Resources, Inc., and will be retained by Warren Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

WARREN RESOURCES, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Warren Resources, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Norman F. Swanton, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Norman F. Swanton
Norman F. Swanton

Chairman of the Board

And Chief Executive Officer

May 14, 2003

A signed original of this original statement required by Section 906 has been provided to Warren Resources, Inc., and will be retained by Warren Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

WARREN RESOURCES, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Warren Resources, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Timothy A. Larkin, Senior Vice President, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Timothy A. Larkin
Timothy A. Larkin

Senior Vice President,

Chief Financial Officer

And Principal Accounting Officer

May 14, 2003

A signed original of this original statement required by Section 906 has been provided to Warren Resources, Inc., and will be retained by Warren Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.