Form 10-Q
period 2003-06-30
WARREN RESOURCES INC
filed 2003-08-13
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒ No  ☐

The aggregate number of Registrant’s outstanding shares on August 13, 2003 was 17,569,320 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM I—FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,028,790	$23,184,936
Accounts receivable – trade	2,354,692	6,895,483
Accounts receivable from affiliated partnerships	362,610	921,252
Trading securities	638,462	78,383
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value (amortized cost of $1,014,114 in 2003 and $683,513 in 2002)	1,192,361	810,822
Other current assets	1,577,055	2,053,248

Total current assets	27,153,970	33,944,124

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depletion and amortization	80,989,313	48,684,362
Property and equipment—at cost, net	639,605	751,479
Restricted investments in U.S. Treasury Bonds-available for sale, at fair value (amortized cost of $10,101,043 in 2003 and $7,571,860 in 2002)	12,022,151	9,058,851
Deferred bond offering costs (net of accumulated amortization of $3,459,484 in 2003 and $3,051,046 in 2002)	2,981,584	3,390,022
Goodwill	3,430,246	3,430,246
Other assets	6,088,791	5,365,435
Restricted Cash	—	3,637,775

Total other assets	106,151,690	74,318,170

	$133,305,660	$108,262,294

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of debentures	$5,042,970	$5,466,970
Current maturities of other long-term liabilities	268,816	178,980
Accounts payable and accrued expenses	4,201,510	3,822,809
Deferred income—turnkey drilling contracts with affiliated partnerships	30,474,553	32,265,725

Total current liabilities	39,987,849	41,734,484

LONG-TERM LIABILITIES
Debentures, less current portion	45,386,730	49,202,730
Other long-term liabilities, less current portion	1,760,873	1,353,129

	47,147,603	50,555,859

MINORITY INTEREST	13,730,657	8,970,078

STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.00001; authorized 20,000,000 shares, issued and outstanding, 4,167,602 shares in 2003 and 1,784,197 shares in 2002 (aggregate liquidation preference $50,011,224 in 2003 and $21,410,364 in 2002)	49,116,502	20,955,838
Common Stock - $.0001 par value; authorized, 100,000,000 shares; issued 17,569,320 in 2003 and 17,581,996 shares in 2002)	1,757	1,758
Additional paid-in-capital	50,645,576	52,424,147
Accumulated deficit	(67,777,899)	(66,529,795)
Accumulated other comprehensive income, net of applicable income taxes of $840,000 in 2003 and $646,000 in 2002	1,262,564	971,508
	33,248,500	7,823,456
Less common stock in Treasury—at cost; 702,500 shares in 2003 and 707,691 shares in 2002	808,949	821,583
Total shareholders’ equity	32,439,551	7,001,873
	$133,305,660	$108,262,294

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2003	2002	2003	2002
REVENUES
Turnkey contracts with affiliated partnerships	$1,013,475	$2,630,033	$1,876,672	$6,373,982
Oil and gas sales from marketing activities	1,379,633	3,909,082	2,789,524	6,786,693
Well services	258,693	412,989	501,420	1,132,803
Oil and gas sales	1,297,482	130,256	2,832,493	198,091
Net gain on investments	52,786	125,847	126,330	263,179
Interest and other income	438,934	344,873	752,245	890,724
	4,441,003	7,553,080	8,878,684	15,645,472

EXPENSES
Turnkey contracts	323,791	1,919,238	1,234,640	4,643,934
Cost of marketed oil and gas purchased from affiliated partnerships	1,354,417	3,876,348	2,731,079	6,707,794
Well services	161,578	174,565	329,775	573,989
Production & exploration	991,678	247,262	1,952,416	1,790,419
Depreciation, depletion and amortization	359,320	1,389,254	519,295	1,716,617
General and administrative	1,134,628	1,145,265	2,164,886	2,433,337
Interest	291,521	1,590,093	1,238,434	2,943,568
Contingent repurchase obligation	—	—	—	(3,064,661)
	4,616,933	10,342,025	10,170,525	17,744,997

Loss before provision for income taxes	(175,930)	(2,788,945)	(1,291,841)	(2,099,525)

Deferred income tax benefit	(191,000)	(201,000)	(194,000)	(86,000)

Net Income (Loss) before minority interest and change in accounting principle	15,070	(2,587,945)	(1,097,841)	(2,013,525)

Minority Interest	(28,852)	—	(62,045)	—

Net Loss before change in accounting principle	(13,782)	(2,587,945)	(1,159,886)	(2,013,525)

Cumulative Effect of Change in Accounting Principle	—	—	(88,218)	—

Net Loss	(13,782)	(2,587,945)	(1,248,104)	(2,013,525)

Less dividends on preferred shares	935,906	—	1,736,068

Net Loss Applicable to Common Stockholders	$(949,688)	$(2,587,945)	$(2,984,172)	$(2,013,525)

Basis and Diluted Loss per Common Share
Loss Before Accounting Change	$(0.06)	$(0.15)	$(0.17)	$(0.11)
Cumulative Effect of Change in Accounting Principle	—	—	—	—
Net Loss	$(0.06)	$(0.15)	$(0.17)	$(0.11)

Weighted Average Common Shares Outstanding	16,867,972	17,534,357	16,871,121	17,534,499

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	2003	2002
Cash flows from operating activities:
Net loss	$(1,248,104)	$(2,013,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discount on available-for-sale debt securities	(271,431)	(259,924)
Amortization and write-off of deferred bond offering costs	408,438	209,805
(Gain) Loss on sale of US treasury bonds—available for sale	(122,965)	11,567
Depreciation, depletion and amortization	519,295	1,716,617
Deferred tax benefit	(194,000)	(86,000)
Leases contributed to partnerships	—	254,332
Change in assets and liabilities:
(Increase) Decrease in trading securities	(560,079)	191,871
Decrease in accounts receivable—trade	4,540,791	1,373,043
(Increase) Decrease in accounts receivable from affiliated partnerships	558,642	(94,128)
(Increase) Decrease in other assets	(247,163)	141,647
Decrease in accounts payable and accrued expenses	(557,204)	(4,386,041)
Decrease in deferred income from affiliated partnerships	(1,791,172)	(6,373,983)
Decrease in contingent repurchase obligation to affiliated partnerships	—	(3,318,993)
Increase (Decrease) in other long term liabilities	(366,586)	1,609,500

Net cash provided by (used in) operating activities	668,462	(11,024,212)
Cash flows from investing activities:
Purchases of U.S. Treasury Bonds—available-for-sale	—	(14,906)
Purchases of oil and gas properties	(3,937,623)	(2,955,624)
Purchase of property and equipment	(3,539)	(214)
Proceeds from the sale of oil and gas properties, net of selling fees	—	3,276,869
Proceeds from the sale of property and equipment, net of selling fees	45,850	—
Proceeds from U.S. Treasury Bonds—available-for-sale	1,172,390	120,864

Net cash provided by (used in) investing activities	(2,722,922)	426,989

Cash flows from financing activities:
Payments on other long-term debt	(1,329,906)	(1,068,524)
Issuance of preferred stock, net	2,058,252	—
Dividends paid on preferred stock	(800,092)
Repurchase of common stock	(29,940)	(2,624)

Net cash used in financing activities	(101,686)	(1,071,148)

Net Decrease in cash and cash equivalents	(2,156,146)	(11,668,371)
Cash and cash equivalents at beginning of period	23,184,936	22,923,605

Cash and cash equivalents at end of period	$21,028,790	$11,255,234
Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$829,996	$2,709,347
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in Form 10-K for the year ended December 31, 2002. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2002 Annual Report on Form 10-K.

NOTE 2—STOCK OPTIONS

At June 30, 2003, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net Loss, as reported	$(949,688)	$(2,587,945)	$(2,984,172)	$(2,013,525)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	$(547,278)	$(102,420)	$(547,278)	$(204,840)

Pro forma Net Loss	$(1,496,966)	$(2,690,365)	$(3,531,450)	$(2,218,365)

Basic and Diluted Loss Per Share:
As Reported -	$(0.06)	$(0.15)	$(0.17)	$(0.11)
Pro Forma -	$(0.09)	$(0.15)	$(0.17)	$(0.13)

NOTE 3—MANAGEMENT’S PLANS

The Company had a net loss of $14 thousand for the quarter ended June 30, 2003, as compared to a loss of $2.6 million for the corresponding quarter ending June 30, 2002. At June 30, 2003, current liabilities exceeded current assets by approximately $12.8 million. During 2002, the Company raised $5.4 million for its drilling programs compared to $18.1 million and $46.5 million in 2001 and 2000, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2003 will be less than in 2002 and 2001 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

•                   Raise additional capital through the sale of preferred stock.

•                   Obtain a credit facility based in part on the value of our proven reserves.

•                  Continue to privately place drilling programs, which based on prior experience management anticipates raising approximately $6.0 million in 2003.

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

•                  Increase oil and gas revenues by exchanging preferred stock for interests in producing properties.

•                  Use $2 million of deferred drilling credits from Anadarko Petroleum Corporation to develop our acreage in the Washakie Basin, Wyoming.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

NOTE 4—REPURCHASE OBLIGATION

Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. The determination of whether a contingent repurchase obligation exists is based upon the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company’s working interest, from reserve studies prepared by petroleum engineers compared to the formula purchase price. A contingent repurchase obligation expense and liability of $3,318,993 was recognized at December 31, 2001 based on oil and gas pricing at March 15, 2002. During the first quarter of 2002, the Company assigned additional proved undeveloped reserves located in the Wilmington Unit to various partnerships to satisfy the liability relating to its contingent repurchase obligation. Based upon this calculation using prices at March 31, 2002, the liability relating to the Company’s contingent repurchase obligation was extinguished. As a result, a gain of approximately $3,065,000 was recognized for the three-month period ending March 31, 2002. As a result of the recent recapitalization of thirteen of our drilling programs (See Note 15), we believe that we will have no liability resulting from a repurchase obligation in the future.

NOTE 5—PLUGGING AND ABANDONMENT LIABILITY

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000 (using a 10% discount rate) and a cumulative effect on change in accounting principle on prior years of $88,000. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact on the quarterly results for 2002 assuming an adoption of this accounting standard on a proforma basis. During the three months ending June 30, 2003 and March 31, 2003, the asset retirement liability was increased by approximately $21,000 in each quarter, as a result of accretion and recorded as interest expense. During the six months ended June 30, 2003 there has been no significant changes in cash flow assumptions for the liability or liabilities incurred or settled during the period. The Company has treasury bills held in escrow with a fair market of $2,765,000 which are legally restricted for plugging and abandonment of its Wilmington field.

NOTE 6 —CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2003, dividends on preferred shares were approximately $1,700,000 and were treated as a reduction in additional paid in capital. During the six months ended June 30, 2003 the Company bought and retired 7,485 shares of its common stock for approximately $30,000.

As of June 30, 2003, 4,167,602 shares of convertible preferred stock were issued and outstanding, with dividends in arrears of $935,906. For the six months ended June 30, 2003, the Company issued 2,383,405 preferred shares, 1,930,518 relating to the recapitalization of our drilling programs, 245,711 relating to bond conversions and 207,176 for cash consideration of approximately $2,486,000, less issuance costs of approximately $440,000. The preferred stock pays an 8% cumulative dividend, payable quarterly. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntary converted at the election of the holder, commencing one year after the date of issuance.  Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Common to Preferred
Until June 30, 2004	1 to 1
July 1, 2004 through June 30, 2006	.75 to 1
July 1, 2006 through redemption	.50 to 1

Additionally, commencing seven years after the date of issuance, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital.

NOTE 7—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at June 30, 2003 and June 30, 2002, of 9,633,171 and 6,129,666, respectively, relating to convertible bonds, debentures and preferred stock and 2,257,012 and 1,770,000, respectively, relating to incentive stock options, were excluded from the computation of diluted loss per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $5.06 and $4.52 at June 30, 2003 and June 30, 2002, respectively. The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5.00 to $50.00.  The preferred stock may be converted at the discretion of the holder (See note 6).

NOTE 8—LONG TERM DEBT

The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5.00 to $50. Each year the holders of the Convertible Debentures may tender to the Company up to 10% of the aggregate Debenture issued.

	June 30, 2003	December 31, 2002

12% Sinking Fund Debentures, due December 31, 2007	$11,056,000	$14,376,000
12% Secured Convertible Debentures, due December 31, 2009	790,000	790,000
12% Secured Convertible Bonds, due December 31, 2010	1,715,000	1,715,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,770,200	14,780,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	11,837,500	12,137,500
12% Secured Convertible Bonds, due December 31, 2016	1,400,000	1,460,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	6,040,000	6,590,000
12% Secured Convertible Bonds, due December 31, 2020	1,635,000	1,635,000
12% Secured Convertible Bonds, due December 31, 2022	1,186,000	1,186,000

	50,429,700	54,669,700
Less: Current Portion	5,042,970	5,466,970

Long Term Portion	$45,386,730	$49,202,730

NOTE 9 – CAPITALIZED INTEREST

Interest of approximately $1,603,000 and $339,000 was capitalized during the three months ended June 30, 2003 and 2002, respectively, relating to our California and Wyoming properties. Interest of approximately $2,532,000 and $908,000 was capitalized for the six months ended June 30, 2003 and 2002, respectively, relating to the same properties.

NOTE 10—INCOME TAXES

For the periods ended June 30, 2003 and 2002, the Company’s effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

NOTE 11—LITIGATION

Gotham Insurance Litigation. In 1998, Warren E & P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E & P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E & P to act with due diligence and pursuant to safety regulations.  Warren E & P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E & P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E & P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E & P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E & P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims, Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law and accordingly on August 7, 2003 Warren E&P made a Motion for Rehearing before the three judge panel of the San Antonio Court of Appeals and a Motion for a Rehearing en banc before the full San Antonio Appellate Court.

Warren is party to various matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or results of operations.

NOTE 12—BUSINESS SEGMENT INFORMATION

The Company’s operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling programs and retains an interest in each well. Also, the Company markets natural gas for affiliated drilling programs. The Company charges Company-sponsored drilling programs and other third parties competitive industry rates for well operations and gas gathering. Segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue
Turnkey Contracts	$1,013,475	$2,630,033	$1,876,672	$6,373,982
Oil and Gas Marketing	1,379,633	3,909,082	2,789,524	6,786,693
Oil and Gas Operations	1,297,482	130,256	2,832,493	198,091
Well Services	258,693	412,989	501,420	1,132,803
Other	491,720	470,720	878,575	1,153,903

	$4,441,003	$7,553,080	$8,878,684	$15,645,472

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Operating Income (Loss)
Turnkey Contracts	$664,193	$685,948	$590,975	$4,745,710
Oil and Gas Marketing	25,216	32,734	58,445	78,899
Oil and Gas Operations	(20,212)	(1,469,253)	432,987	(3,188,595)
Well Services	97,115	238,764	171,645	483,554
Other	(942,242)	(2,277,138)	(2,545,893)	(4,219,093)

	$(175,930)	$(2,788,945)	$(1,291,841)	$(2,099,525)

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issued or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are not required because the Company does not have any existing guarantees at June 30, 2003.

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

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for the first interim period beginning after June 15, 2003 (for the Company in the third quarter of 2003). The Company is currently in the process of determining the impact that adoption of the provisions of Statement 150 will have on its financial condition and results of operations.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (losses) for the periods are as follow:

	2003	2002

Six Months ending June 30,	$(957,048)	$(1,883,565)

Three Months ending June 30,	$273,389	$(2,286,193)

NOTE 15—CONSENT SOLICITAION

In late 2002, each of the thirteen drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative approval of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a preferred member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a preferred member terminated any repurchase rights they may have had under the original partnership’s buy/sell agreements. At December 31, 2002, six of the thirteen programs obtained the requisite approval to convert to LLCs and were consolidated in the financial statements for the year ended December 31, 2002. At March 31, 2003, all thirteen programs obtained the requisite votes to convert to LLCs and on average 72.9% of the program members elected to become preferred members in their LLC. As a result of the recapitalizations, the Company issued an aggregate of 3,229,716 Preferred Shares to the LLCs in 2002 and 2003. During the first quarter the Company issued 1,641,628 preferred shares to the remaining 7 LLCs as a capital contribution, with an estimated fair value of $19,699,536 and received its prorata share of additional standard membership interests in the LLCs. The fair value of the Preferred Shares was based on actual cash sales to independent parties in this time period. Due to the increase in control of these thirteen affiliated partnerships, the Company has consolidated these entities for financial reporting purposes at June 30, 2003. The Company accounted for the remaining 7 LLCs as a purchase transaction with the estimated fair value of the assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$3,512
Oil and gas properties	28,342,950

Total fair value of assets	28,346,462

Liabilities assumed
Accounts payable	144,122
Minority Interest	8,502,804

Total liabilities assumed	8,646,926

Cost of acquisition	$19,699,536

The following summarizes pro forma unaudited results of operations for the periods ended June 30, 2003 and 2002 as if these acquisitions had been consummated immediately prior to January 1, 2002. These pro forma results are not necessarily indicative of future results.

	Pro Forma (unaudited) Three months ended June 30,		Pro Forma (unaudited) Six months ended June 30,
	2003	2002	2003	2002

Revenues	$4,441,003	$8,640,686	$11,201,767	$17,820,679

Net Loss	$(949,688)	$(2,438,616)	$(2,332,669)	$(1,714,867)

Loss Per Common Share – Basic and diluted	$(0.06)	$(0.14)	$(0.14)	$(0.10)

NOTE 16—GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and as such, has not subsequently recorded any amortization of goodwill. Under SFAS No. 142, companies only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment.

During 2002, the Company had set the beginning of the second quarter (April) as the annual period for goodwill impairment testing. During the second quarter of 2003, the Company retained an independent outside valuation expert to assist in developing the fair value analysis necessary to conduct the testing for impairment of its goodwill, all of which arose in its acquisition of Warren E&P. The results of this analysis indicated that no impairment of goodwill had occurred.

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

LIQUIDITY AND CAPITAL RESOURCES:

We have funded our activities primarily with the proceeds raised through privately placed drilling programs and our private sale of our equity and debt securities. These private placements primarily were made through a network of independent broker dealers. Since 1992, we have raised approximately $222 million through the private placements of interests in 30 drilling programs. Additionally, we have raised $58.7 million through the issuance of our debt securities and $63.3 million through the issuance of our equity securities. In our drilling programs, we fund the costs associated with acreage acquisition and the tangible portion of drilling activities, while investors in the drilling programs fund all intangible drilling costs.

In late 2002, each of the 13 drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative vote of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a Preferred Member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a Preferred Member terminated their repurchase rights under the original buy/sell agreements. At June 30, 2003, all 13 programs obtained the requisite votes to convert to LLCs and on average 73.9% of the program members elected to become Preferred Members in their LLC. As a result of the Recapitalization, Warren issued 3,273,478 Preferred Shares in the aggregate, 1,930,518 during the first six months of 2003, to the 13 LLCs as an additional capital contribution and received its prorata share of additional standard membership interests in the LLCs.

Our cash and cash equivalents decreased $2.2 million for the six months ended June 30, 2003. This resulted from a $2.8 million decrease in cash used in investing activities and $0.1 million decrease in cash used in financing activities offset by a $0.7 million increase in cash provided from operating activities.

Cash provided from investing activities decreased due to the purchase of certain oil and gas properties during the first six months of 2003.  This decrease was partially offset by the receipt of U.S. Treasury Bonds previously held in escrow on behalf of our drilling program and debentures. Primarily, the U.S. Treasury Bonds were released to us as a result of the Recapitalization discussed above.

Cash provided from operating activities increased due to the receipt of life insurance funds relating to our Executive Vice President, James C. Johnson, Jr. who passed away in December 2002.  This increase was offset by drilling wells on behalf of the drilling programs and the related recognition of deferred revenue during the first six months of 2003. Additionally, the funds raised through our drilling programs are primarily raised during the last quarter of our calendar year. As a result, during the first six months of the calendar year, we incur turnkey expenses related to drilling programs and do not raise additional funds through drilling programs.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $30.5 million at June 30, 2003. This commitment varies pro rata with the amount of funds raised through our drilling programs.

The Company had a net loss of $1.2 million for the six months ended June 30, 2003, as compared to a net loss of $2.0 million for the corresponding period ending June 30, 2002. At June 30, 2003, current liabilities exceeded current assets by approximately $12.8 million.  During the first six months of 2003, shareholders’ equity increased $25.4 million from $7.0 million to $32.4 million, primarily from the Recapitalization discussed above.

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

•  Continue to privately place drilling programs, which based on prior experience management anticipates raising approximately $6.0 million in 2003.

•  Generate turnkey profit and operating cash flow from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey price.

•  Reduce fixed overhead expenses and primarily conduct developmental drilling operations in our two main target areas, coalbed methane properties in Wyoming and oil formations in the Wilmington field in California.

•  Increase oil and gas revenues by exchanging preferred stock for interests in producing properties.

•  Use $2 million of deferred drilling credits from Anadarko Petroleum Corporation to develop our acreage in the Washakie Basin, Wyoming.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $1.6 million in the second quarter to $1.0 million, a 61% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $1.6 million during the second quarter to $0.3 million, an 83% decrease compared to the same period in 2002. These decreases resulted from a lower level of drilling activity during the second quarter compared to the corresponding quarter of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $5.4 million from our drilling programs in 2002 compared to $18.1 million during 2001.

Gross profit from turnkey contract revenue and expenses was $0.7 million or 68% for the second quarter. This compares to gross profit of $0.7 million or 27% for the corresponding quarter in 2002. The increase in gross profit percentage during the second quarter of 2003 results from drilling certain wells more economically than the corresponding quarter of 2002 and changes in working interests of various wells in our drilling programs.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $2.5  million in the second quarter to $1.4 million, a 65% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $2.5 million in the quarter to $1.4 million, a 65% decrease compared to the same quarter in 2002. These decreases primarily resulted from the Recapitalizations as discussed above, whereby we now receive oil and gas production previously allocated to drilling programs.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended June 30, 2003 and 2002, was 0.3 Bcfe and 0.9 Bcfe, respectively.  This decrease was offset by higher average gas prices.  The average price per Mcf during the second quarter of 2003 and 2002 was $5.22 and $1.64, respectively.

The gross profit from marketing activities for the second quarter of 2003 was $25 thousand as compared to $33 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.2 million in the second quarter to $0.3 million, a 37% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $13 thousand for the second quarter to $0.2 million, a nominal decrease compared to the same period in 2002. These decreases in well services revenue resulted from the decrease in drilling activity during the second quarter of 2003 compared to the corresponding period of 2002 as discussed above.

Gross profit from well services activities was $0.1 million for the second quarter. This compared to gross profit of $0.2 million for the corresponding quarter last year. This decrease in gross profit resulted from the decrease in well services revenue as discussed above.

Oil and gas sales. Revenue from oil and gas sales increased $1.2 million in the second quarter to $1.3 million, a 896% increase compared to the same quarter in 2002, due to increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Net gain (loss) on investments. Net gain on investments was $0.1 million for the second quarters of 2003 and 2002.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest income increased $0.1 million in the second quarter to $0.4 million, a 27% increase compared to the same quarter in 2002. Primarily, this increase is attributable to an increase in income generated by selling firm capacity pipeline space to unaffiliated parties.

General and administrative expenses. General and administrative expenses decreased $11 thousand in the second quarter of 2003 to $1.1 million, a nominal decrease compared to 2002.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $1.0 million for the quarter to $0.4 million, a 74% decrease compared to the corresponding quarter last year. During the second quarter of 2002, we recorded impairment expense totaling $1.1 million relating to our Kirby Decker prospect in Montana.

Interest expense. Interest expense decreased $1.3 million in the second quarter to $0.3 million, an 82% decrease compared to the same quarter last year. Primarily, this decrease reflects an increase in the amount of interest capitalized to our Wyoming and California properties.

Production & exploration. Production and exploration expense increased $0.7 million in the second quarter of 2003 to $1.0 million, a 301% increase compared to the same quarter last year.  This resulted from increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.

Six months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $4.5 million in the first six months of 2003 to $1.9 million, a 71% decrease compared to the corresponding period of the preceding year. Additionally, turnkey contract expense decreased $3.4 million during the first six months of 2003 to $1.2 million, a 73% decrease compared to the same period in 2002. These decreases resulted from a lower level of drilling activity during the period compared to the corresponding period of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $5.4 million from our drilling programs in 2002 compared to $18.1 million during 2001.

Gross profit (loss) from turnkey contract revenue and expenses was $0.6 million or 34% for the first six months of 2003. This compares to gross profit of $1.7 million or 27% for the corresponding period in 2002. The increase in gross profit percentage during the first six months of 2003 results from drilling certain wells more economically than the corresponding period of 2002 and changes in working interests of various wells in our drilling programs.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $4.0  million in the first six months of 2003 to $2.8 million, a 59% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $4.0 million in the first six months of 2003 to $2.7 million, a 59% decrease compared to the same quarter in 2002. These decreases primarily resulted from the Recapitalizations as discussed above, whereby we now receive oil and gas production previously allocated to drilling programs.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the six months ended June 30, 2003 and 2002 was 0.7 Bcfe and 1.9 Bcfe, respectively.  This decrease was offset by higher average gas prices.  The average price per Mcf during the first six months of 2003 and 2002 was $4.22 and $1.59, respectively.

The gross profit from marketing activities for the first six months of 2003 was $58 thousand as compared to $79 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.6 million in the first six months of 2003 to $0.5 million, a 56% decrease compared to the corresponding period of the preceding year. Well services expense decreased $0.2 million for the first six months of 2003 to $0.3 million, a 43% decrease compared to the same period in 2002. The decreases in well services revenue resulted from the decrease in drilling activity during the first six months of 2003 compared to the corresponding period of 2002 as discussed above.  Additionally, decreases in well revenue and expenses resulted from the sale of certain assets of our drilling subsidiary, CJS Pinnacle Petroleum LLC (Pinnacle) on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale.

Gross profit from well services activities was $0.2 million for the first six months of 2003. This compared to gross profit of $0.6 million for the corresponding period last year. This decrease in gross profit resulted from the decrease in well services revenue and the sale of Pinnacle as discussed above.

Oil and gas sales. Revenue from oil and gas sales increased $2.6 million in the first six months of 2003 to $2.8 million, a 1330% increase compared to the sane period last year, due to increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Net gain (loss) on investments. Net gain on investments was $0.1 million for the first six months of 2003 and $0.3 million for the same period in 2002.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest income decreased $0.1 million in the first six months of 2003 to $0.8 million, a 16% decrease compared to the same period in 2002. Primarily, this decrease is attributable to lower interest rates during 2003.

General and administrative expenses. General and administrative expenses decreased $0.3 million in the first six months of 2003 to $2.2 million.  This decrease resulted from a reduced number of employees.  During the first six months of 2003 and 2002, we employed approximately 35 and 40 individuals, respectively.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $1.2 million for the first six months of 2003 to $0.5 million, a 70% decrease compared to the corresponding period last year. During the second quarter of 2002, we recorded impairment expense totaling $1.1 million relating to our Kirby Decker prospect in Montana.

Interest expense. Interest expense decreased $1.7 million in the first six months to $1.2 million, a 58% decrease compared to the same quarter last year. Primarily, this decrease reflects an increase in the amount of interest capitalized to our Wyoming and California properties.

Production & exploration. Production and exploration expense increased $0.2 million in the first six months of 2003 to $2.0 million, a 9% increase compared to the same quarter last year.  This resulted from increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.

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

Open Disclosure Issues with the Securities and Exchange Commission

The Company has been advised by the Staff of the SEC that it, in consultation with the Staff of the Financial Standards Accounting Board, is considering certain implementation issues in the application of provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to companies in the extractive industries, including oil and gas companies. The Staff of the SEC is considering whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and all other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. The Staff is also considering whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1)

our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and AnnualReport on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Warren and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Except as provided below, we are not engaged in any material legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E & P, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract.  On August 20, 2001, Warren filed a request to resume arbitration before Judge Wisot and Magness filed an objection to such jurisdiction.  On September 19, 2001, Warren petitioned the Superior Court of California for Los Angeles County to compel Magness to enter binding arbitration with Warren before Judge Wisot and JAMS.  On October 5, 2001, Magness cross-petitioned to compel Warren to enter binding arbitration with Magness before AAA.  On January 3, 2002, the Los Angeles Superior Court granted Warren’s petition, denied Magness’ petition and ordered Magness to discontinue its efforts to remove the controversy from the jurisdiction of JAMS and to proceed forthwith to arbitration before Judge Wisot of JAMS.  Magness appealed this ruling by the Superior Court and on February 6, 2002, the Court of Appeal of the State of California stayed the January 3, 2002 order compelling arbitration before JAMS, pending a hearing on the lower court’s ruling. The hearing was held before the Court of Appeal on September 27, 2002, and on November 18, 2002 the Court of Appeal rendered its opinion that the written agreement to arbitrate before JAMS (the “JAMS Agreement”) entered into in December 1999 only covered matters and issues presented in and relating to the JAMS arbitration and that pursuant to the arbitration clause of the Joint Venture Agreement new issues or disputes not covered by the JAMS Agreement should be brought before the AAA. In response to a Motion for Rehearing filed by Warren, the Court of Appeal ordered on December 17, 2002 that its original opinion be modified to clarify that there has not been a determination whether Magness has complied in full with the JAMS arbitrator’s Final Award. Warren believes that Magness has not fully complied and is in default of the JAMS Final Award and is seeking enforcement of the Final Award, along with damages incurred by reason of Magness’ failure to comply. In order to clarify what specific matters continue under JAMS jurisdiction pursuant to the original written stipulation for arbitration, on January 12, 2003, Warren filed a Motion for Clarification in the Superior Court of California along with a Motion for Enforcement of Final Award with JAMS. A initial hearing of the Motion for Clarification was held before Judge Buckner of the Superior Court on February 20, 2003. The parties presented their proposed Orders and supporting briefs regarding the Motion for Clarification to Judge Buckner on April 4, 2003 and are awaiting his issuance of an executed Order.  Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

In 1998, Warren E & P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E & P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E & P to act with due diligence and pursuant to safety regulations.  Warren E & P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E & P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E & P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E & P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E & P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims, Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law and accordingly on August 7, 2003 Warren E&P made a Motion for Rehearing before the three judge panel of the San Antonio Court of Appeals and a Motion for a Rehearing en banc before the full San Antonio Appellate Court.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2. Changes in Securities

a. Not applicable

b.  Not applicable

c.  At June 30, 2003, the Company had issued 4,167,602 shares of its Preferred Stock, with a value of $12.00 per share of which, 565,770 shares were issued to accredited investors for cash consideration of $6,789,240,  328,354  shares were issued to bond converters and 3,273,478 were issued as additional LLC capital contributions as a result of the Recapitalizations. The shares of Convertible Preferred Stock are restricted securities. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) and/or Section 3(a)(9). The Company’s Board of Directors has authorized the issuance of up to 6,100,000 shares of Convertible Preferred Stock. Information on the Convertible Preferred Stock transaction is contained in the Company’s Form 8-K filed on December 17, 2002 and in this Form 10-Q for the quarterly periods ended June 30,  2003 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 6: Changes in Shareholders’ Equity” and is incorporated herein by reference. A copy of the Company’s Certificate of Correction to its Certificate of Designation, Preferences and Rights filed on December 17, 2002 is filed as Exhibit 3.1 hereto. The form of Contribution Agreement by which the Company issued its Convertible Preferred Stock to the 13 separate LLC’s as additional capital contributions is attached as Exhibit 4.1 hereto.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2003, we held our 2003 Annual Meeting of stockholders. A majority of the 17,569,320 issued and outstanding shares of the Corporation’s common stock on the record date were represented at the Annual Meeting, by proxy or in person. At the Meeting, the following matters were considered and approved by the requisite majority vote of the shareholders represented at the Meeting:

1.                                       Proposal to elect Anthony Coelho, Dominick D’Alleva, Lloyd Davies, Marshall Miller, Thomas Noonan, Michael Quinlan and Norman Swanton as directors of the Company for a term expiring at the 2004 annual meeting, or until their successors are duly elected, as follows:

Anthony Coelho was re-elected by a vote of 8,665,094 for and 1,441,648 abstain; Dominick D’Alleva was re-elected by a vote of 9,137,516 for and 969,226 abstain; Lloyd Davies was re-elected by a vote of 9,149,534 for and  957,208 abstain; Marshall Miller was re-elected by a vote of 9,150,798 for and 955,944 abstain; Thomas Noonan was re-elected by a vote of 9,042,396 and 1,064,346 abstain; Michael Quinlan was re-elected by a vote of 9,147,972 for and 958,770 abstain; and Norman Swanton was re-elected by a vote of 9,147,412for and 959,330 abstain.

2.                                       Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2003.

The appointment of Grant Thornton LLP as the Company’s auditors was approved by a vote of 9,069,290 for, 968,411against and 69,041abstain.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	3.1 to Form 8-K dated December 17, 2002	1-8968
3.2*	Certificate of Correction to Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock
4.1*	Form of Contribution Agreement		1-8968
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications

(b)	Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2003.

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

WARREN RESOURCES, INC.
(Registrant)

Date: August 13, 2003	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer