Form 10-Q
period 2003-09-30
WARREN RESOURCES INC
filed 2003-11-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes ☒ No ☐

The aggregate number of Registrant’s outstanding shares on November 6th, 2003 was 17,349,070 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,026,485	$23,184,936
Accounts receivable – trade	8,092,101	6,895,483
Accounts receivable from affiliated partnerships	340,560	921,252
Trading securities	814,761	78,383
Restricted investments in U.S. Treasury Bonds–available-for-sale, at fair value (amortized cost of $1,011,376 in 2003 and $683,513 in 2002)	1,149,392	810,822
Other current assets	1,603,644	2,053,248

Total current assets	31,026,943	33,944,124

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depletion and amortization	83,102,130	48,684,362
Property and equipment—at cost, net	601,949	751,479
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value (amortized cost of $10,073,525 in 2003 and $7,571,860 in 2002)	11,548,646	9,058,851
Deferred bond offering costs (net of accumulated amortization of $3,568,411 in 2003 and $3,051,046 in 2002)	2,872,657	3,390,022
Goodwill	3,430,246	3,430,246
Other assets	6,070,918	5,365,435
Restricted Cash	—	3,637,775

Total other assets	107,626,546	74,318,170

	$138,653,489	$108,262,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of debentures	$4,909,470	$5,466,970
Current maturities of other long-term liabilities	270,512	178,980
Accounts payable and accrued expenses	4,267,206	3,822,809
Deferred income—turnkey drilling contracts with affiliated partnerships	29,443,117	32,265,725

Total current liabilities	38,890,305	41,734,484

LONG-TERM LIABILITIES
Debentures, less current portion	44,185,230	49,202,730
Other long-term liabilities, less current portion	1,556,100	1,353,129

	45,741,330	50,555,859

MINORITY INTEREST	13,429,418	8,970,078

STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.00001; authorized 20,000,000 shares, issued and outstanding, 4,965,814 shares in 2003 and 1,784,197 shares in 2002 (aggregate liquidation preference $59,589,768 in 2003 and $21,410,364 in 2002)	57,932,875	20,955,838
Common Stock - $.0001 par value; authorized, 100,000,000 shares; issued 17,349,070 in 2003 and 17,581,996 shares in 2002)	1,735	1,758
Additional paid-in-capital	49,528,469	52,424,147
Accumulated deficit	(67,112,933)	(66,529,795)
Accumulated other comprehensive income, net of applicable income taxes of $646,000 in 2003 and $646,000 in 2002	970,345	971,508
	41,320,491	7,823,456
Less common stock in Treasury—at cost; 632,250 shares in 2003 and 707,691 shares in 2002	728,055	821,583
Total shareholders’ equity	40,592,436	7,001,873
	$138,653,489	$108,262,294

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2003	2002	2003	2002
REVENUES
Turnkey contracts with affiliated partnerships	$2,399,536	$2,468,774	$4,276,208	$8,842,756
Oil and gas sales from marketing activities	1,360,088	2,334,584	4,149,612	9,121,277
Well services	321,744	373,663	823,164	1,506,466
Oil and gas sales	1,411,699	146,350	4,244,192	344,441
Net gain (loss) on investments	(69,804)	208,784	56,526	471,963
Interest and other income	235,269	262,089	987,514	1,152,813
Gain on sale of assets	515,000	—	515,000	—
	6,173,532	5,794,244	15,052,216	21,439,716

EXPENSES
Turnkey contracts	2,042,655	1,830,119	3,277,295	6,474,053
Cost of marketed oil and gas purchased from affiliated partnerships	1,335,914	2,294,532	4,066,993	9,002,326
Well services	118,592	147,062	448,367	721,051
Production & exploration	612,817	(815,478)	2,565,233	974,941
Depreciation, depletion and amortization	286,362	377,586	805,657	2,094,203
General and administrative	746,372	2,017,970	2,911,258	4,451,307
Interest	95,814	1,484,395	1,334,248	4,427,963
Contingent repurchase obligation	—	—	—	(3,064,661)
	5,238,526	7,336,186	15,409,051	25,081,183

Income (Loss) before provision for income taxes	935,006	(1,541,942)	(356,835)	(3,641,467)

Deferred income tax expense (benefit)	194,000	(453,000)	—	(539,000)

Net Income (Loss) before minority interest and change in accounting principle	741,006	(1,088,942)	(356,835)	(3,102,467)

Minority Interest	(76,040)	—	(138,085)	—

Net Income (Loss) before change in accounting principle	664,966	(1,088,942)	(494,920)	(3,102,467)

Cumulative Effect of Change in Accounting Principle	—	—	(88,218)	—

Net Income (Loss)	664,966	(1,088,942)	(583,138)	(3,102,467)

Less dividends on preferred shares	1,036,235	—	2,772,303

Net Loss Applicable to Common Stockholders	$(371,269)	$(1,088,942)	$(3,355,441)	$(3,102,467)

Basis and Diluted Loss per Common Share
Loss Before Accounting Change	$(0.02)	$(0.06)	$(0.19)	$(0.18)
Cumulative Effect of Change in Accounting Principle	—	—	(0.01)	—
Net Loss	$(0.02)	$(0.06)	$(0.20)	$(0.18)

Weighted Average Common Shares Outstanding	16,853,777	17,535,227	16,865,276	17,534,745

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	2003	2002
Cash flows from operating activities:
Net loss	$(583,138)	$(3,102,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on available-for-sale debt securities	(415,372)	(390,227)
Amortization and write-off of deferred bond offering costs	517,365	366,014
Gain on sale of US treasury bonds—available for sale	(121,495)	(28,104)
Depreciation, depletion and amortization	805,657	2,094,203
Deferred tax benefit	—	(539,000)
Leases contributed to partnerships	—	254,332
Gain on sale of assets	(515,000)	—
Change in assets and liabilities:
(Increase) Decrease in trading securities	(736,378)	205,989
Decrease in accounts receivable—trade	3,827,222	2,147,677
(Increase) Decrease in accounts receivable from affiliated partnerships	580,692	(174,308)
(Increase) Decrease in other assets	(255,879)	857,417
Decrease in accounts payable and accrued expenses	(591,836)	(3,848,383)
Decrease in deferred income from affiliated partnerships	(2,822,608)	(8,410,507)
Decrease in contingent repurchase obligation to affiliated partnerships	—	(3,318,993)
Increase (Decrease) in other long term liabilities	(571,159)	435,000

Net cash used in operating activities	(881,929)	(13,451,357)

Cash flows from investing activities:
Purchases of U.S. Treasury Bonds—available-for-sale	—	(14,906)
Purchases of oil and gas properties	(6,325,689)	(3,819,925)
Purchase of property and equipment	(7,459)	(1,780)
Proceeds from the sale of oil and gas properties, net of selling fees	—	4,175,552
Proceeds from the sale of property and equipment, net of selling fees	52,353	—
Proceeds from U.S. Treasury Bonds—available-for-sale	1,345,116	781,893

Net cash provided by (used in) investing activities	(4,935,679)	1,120,834

Cash flows from financing activities:
Payments on other long-term debt	(1,542,939)	(2,538,924)
Issuance of preferred stock, net	4,968,034	815,430
Dividends paid on preferred stock	(1,735,998)	—
Repurchase of common stock	(29,940)	(2,624)

Net cash provided by (used in) financing activities	1,659,157	(1,726,118)

Net Decrease in cash and cash equivalents	(4,158,451)	(14,056,641)
Cash and cash equivalents at beginning of period	23,184,936	22,923,605

Cash and cash equivalents at end of period	$19,026,485	$8,866,964

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$816,883	$4,027,364
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in Form 10-K for the year ended December 31, 2002. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2002 Annual Report on Form 10-K.

NOTE 2—STOCK OPTIONS

At September 30, 2003, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net Income (Loss), as reported	$664,966	$(1,088,942)	$(583,138)	$(3,102,467)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	$(1,520)	$(102,420)	$(547,278)	$(307,260)

Pro forma Net Income (Loss)	$663,446	$(1,191,362)	$(1,130,416)	$(3,409,727)

Basic and Diluted Income (Loss) Per Share:
As Reported -	$0.04	$(0.06)	$(0.03)	$(0.18)
Pro Forma -	$0.04	$(0.07)	$(0.07)	$(0.19)

NOTE 3—MANAGEMENT’S PLANS

The Company had a net profit of $665 thousand for the quarter ended September 30, 2003, as compared to a loss of $1.1 million for the corresponding quarter ending September 30, 2002. At September 30, 2003, current liabilities exceeded current assets by approximately $7.9 million. During 2002, the Company raised $5.4 million for its drilling programs compared to $18.1 million and $46.5 million in 2001 and 2000, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2003 will be less than in 2002 and 2001 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

•                  Raise additional capital through the sale of preferred and common stock.

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

•                  Use $2.0 million of deferred drilling credits from Anadarko Petroleum Corporation to develop our acreage in the Washakie Basin, Wyoming.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

NOTE 4—REPURCHASE OBLIGATION

Certain Company sponsored oil and gas partnerships provide investor partners a right to tender their interest to the Company for repurchase at specified future dates. In the event the Company does repurchase the investor interest, the Company will be entitled to receive any future cash flows from the underlying oil and gas properties. The determination of whether a contingent repurchase obligation exists is based upon the estimated discounted present value of future net revenues of proved developed and undeveloped reserves of each partnership, net of future capital costs and the Company’s working interest, from reserve studies prepared by petroleum engineers compared to the formula purchase price. A contingent repurchase obligation expense and liability of $3,318,993 was recognized at December 31, 2001 based on oil and gas pricing at March 15, 2002. During the first quarter of 2002, the Company assigned additional proved undeveloped reserves located in the Wilmington Unit to various partnerships to satisfy the liability relating to its contingent repurchase obligation. Based upon this calculation using prices at March 31, 2002, the liability relating to the Company’s contingent repurchase obligation was extinguished. As a result, a gain of approximately $3,065,000 was recognized for the three-month period ending March 31, 2002. As a result of the recapitalization of thirteen of our drilling programs in 2003 and during the fourth quarter of 2002 (See Note 15), we believe that we will have no excess liability for an amount to be paid in excess of the fair value received resulting from a repurchase obligation in the future.

NOTE 5—PLUGGING AND ABANDONMENT LIABILITY

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000 (using a 10% discount rate) and a cumulative effect on change in accounting principle on prior years of $88,000. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact on the quarterly results for 2002 assuming an adoption of this accounting standard on a proforma basis. During the three and nine months ending September 30, 2003 the asset retirement liability was increased by approximately $18,000 and $60,000 respectively, as a result of accretion and recorded as interest expense. During the nine months ended September 30, 2003 there has been no significant changes in cash flow assumptions for the liability or liabilities incurred or settled during the period. The Company has treasury bills held in escrow with a fair market of $2,731,000 which are legally restricted for potential plugging and abandonment liability in the Wilmington field.

NOTE 6—CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2003, dividends on preferred shares were approximately $2.8 million and were treated as a reduction in additional paid in capital. During the nine months ended September 30, 2003 the Company bought and retired 157,485 shares of its common stock for approximately $30,000. The company also retired 75,441 shares of treasury stock with a cost of approximately $93,528.

As of September 30, 2003, 4,965,814 shares of convertible preferred stock were issued and outstanding, with accrued dividends of $1,036,235. The Company has incurred cumulative issuance costs of approximately $1.7 million in relation to these shares. For the nine months ended September 30, 2003, the Company issued 3,181,617 preferred shares, 1,952,151 relating to the recapitalization of our drilling programs, 343,514 relating to bond conversions and 885,952 for cash consideration of approximately $10.6 million. The preferred stock pays an 8% cumulative dividend, payable quarterly. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntary converted at the election of the holder, commencing one year after the date of issuance.  Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

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

NOTE 7—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at September 30, 2003 and September 30, 2002, of 10,404,758 and 5,881,026, respectively, relating to convertible bonds, debentures and preferred stock and 2,289,012 and 1,770,000, respectively, relating to incentive stock options, were excluded from the computation of diluted loss per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $5.04 and $4.51 at September 30, 2003 and September 30, 2002, respectively. The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50.  The preferred stock may be converted at the discretion of the holder (See note 6).

NOTE 8—LONG TERM DEBT

The Convertible Bonds and Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50. Each year the holders of the Convertible Debentures may tender to the Company up to 10% of the aggregate Debenture issued.

	September 30, 2003	December 31, 2002

12% Sinking Fund Debentures, due December 31, 2007	$10,116,000	$14,376,000
12% Secured Convertible Debentures, due December 31, 2009	790,000	790,000
12% Secured Convertible Bonds, due December 31, 2010	1,715,000	1,715,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,770,200	14,780,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	11,837,500	12,137,500
12% Secured Convertible Bonds, due December 31, 2016	1,395,000	1,460,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	5,650,000	6,590,000
12% Secured Convertible Bonds, due December 31, 2020	1,635,000	1,635,000
12% Secured Convertible Bonds, due December 31, 2022	1,186,000	1,186,000

	49,094,700	54,669,700
Less: Current Portion	4,909,470	5,466,970

Long Term Portion	$44,185,230	$49,202,730

NOTE 9—CAPITALIZED INTEREST

Interest of approximately $1,603,000 and $454,000 was capitalized during the three months ended September 30, 2003 and 2002, respectively, relating to our California and Wyoming properties. Interest of approximately $4,134,000 and $1,362,000 was capitalized for the nine months ended September 30, 2003 and 2002, respectively, relating to the same properties.

NOTE 10—INCOME TAXES

For the periods ended September 30, 2003 and 2002, the Company’s effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

NOTE 11—LITIGATION

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E&P, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the Final Award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract. Subsequently Warren sought to enforce the original Final Award render by Judge Wisot in the JAMS arbitration. After a procedural determination of proper arbitration forum that was eventually determined by the California Court of Appeals in December 2002 and a Motion for Clarification filed in January 2003 before the California Superior Court, in September 2003 the California Superior Court ordered that JAMS will hear Warren’s motion to enforce the Final Award covering unauthorized direct labor charges and tangible costs and AAA will hear Magness’s new theory of dissolution of the Joint Venture and Warren’s drilling rights if the Joint Venture is not dissolved and Warren’s claims for damages for preventing resumption of drilling activities. The respective arbitrators have not set any conferences or hearings to hear the recently assigned matters before JAMS or AAA. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

In 1998, Warren E&P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations.  Warren E&P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E&P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E&P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims, Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law, primarily relying on their erroneous conclusion that Warren E&P as operator of the oil well incurred no loss. Accordingly, Warren E&P is appealing the San Antonio Court of Appeals panel decision to the Texas Supreme Court, which may be accepted and heard by the Texas Supreme Court at their discretion.

Warren is party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue
Turnkey Contracts	$2,399,536	$2,468,774	$4,276,208	$8,842,756
Oil and Gas Marketing	1,360,088	2,334,584	4,149,612	9,121,277
Oil and Gas Operations	1,926,699	146,350	4,759,192	344,441
Well Services	321,744	373,663	823,164	1,506,466
Other	165,465	470,873	1,044,040	1,624,776

	$6,173,532	$5,794,244	$15,052,216	$21,439,716

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Operating Income (Loss)
Turnkey Contracts	$328,692	$611,842	$919,667	$5,357,552
Oil and Gas Marketing	24,174	40,052	82,619	118,951
Oil and Gas Operations	1,062,792	621,008	1,495,779	(2,567,587)
Well Services	203,152	227,202	374,797	710,756
Other	(683,804)	(3,042,046)	(3,229,697)	(7,261,139)

	$935,006	$(1,541,942)	$(356,835)	$(3,641,467)

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and FIN 45 has not had a material effect on its 2003 financial statements. Disclosures required by FIN 45 are not required because the Company does not have any existing guarantees at September 30, 2003.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have an impact on it’s financial condition or results of operations relating to drilling programs formed in 1998 and after.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for the first interim period beginning after June 15, 2003 (for the Company in the third quarter of 2003). The Company has determined that Statement 150 will not have an impact on it's financial condition or results of operations.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (losses) for the periods are as follow:

	2003	2002

Nine Months ending September 30,	$(584,301)	$(2,292,786)

Three Months ending September 30,	$372,747	$(409,221)

NOTE 15—CONSENT SOLICITAION

In late 2002, each of the thirteen drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative approval of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a preferred member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a preferred member terminated any repurchase rights they may have had under the original partnership’s buy/sell agreements. At December 31, 2002, six of the thirteen programs obtained the requisite approval to convert to LLCs and were consolidated in the financial statements for the year ended December 31, 2002. At March 31, 2003, all thirteen programs obtained the requisite votes to convert to LLCs and on average 72.9% of the program members elected to become preferred members in their LLC. As a result of the recapitalizations, the Company issued an aggregate of 3,229,716 Preferred Shares to the LLCs in 2002 and 2003. During the first quarter the Company issued 1,641,628 preferred shares to the remaining 7 LLCs as a capital contribution, with an estimated fair value of $19,699,536 and received its prorata share of additional standard membership interests in the LLCs. The fair value of the Preferred Shares was based on actual cash sales to independent parties in this time period. Due to the increase in control of these thirteen affiliated partnerships, the Company has consolidated these entities for financial reporting purposes at September 30, 2003. The Company accounted for the remaining 7 LLCs as a purchase transaction with the estimated fair value of the assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$3,512
Oil and gas properties	28,342,950

Total fair value of assets	28,346,462

Liabilities assumed
Accounts payable	144,122
Minority Interest	8,502,804

Total liabilities assumed	8,646,926

Cost of acquisition	$19,699,536

The following summarizes pro forma unaudited results of operations for the periods ended September 30, 2003 and 2002 as if these acquisitions had been consummated immediately prior to January 1, 2002. These pro forma results are not necessarily indicative of future results.

	Pro Forma (unaudited)		Pro Forma (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$6,173,532	$6,881,848	$17,375,299	$24,702,526

Net Income (Loss)	$664,966	$(939,613)	$68,365	$(2,654,480)

Income (Loss) Per Share – Basic and diluted	$0.04	$(0.05)	$0.00	$(0.15)

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

NOTE 17—SALE OF ASSETS

During the third quarter of 2003, we sold certain non-strategic oil and gas properties in New Mexico for approximately $0.5 million.

NOTE 18—SUBSEQUENT EVENTS

During the third quarter of 2003, certain joint venture general partnerships formed between accredited investors and Warren Resources, Inc. commenced a vote to (a) amend their joint venture agreement to allow for two classes of partners: preferred partners and common partners and (b) allow partners to select whether they wanted to be preferred partners having certain preferred rights in the joint venture by consenting to the additional capital contributed by the Company in the form of its unregistered Preferred Shares. For its additional capital contribution, Warren received additional common partner interests in the joint venture.  As of September 30, 2003, the joint ventures had not received the necessary 50% of affirmative votes required to effect the transaction.  As of November 4, 2003, the joint ventures had received 86% of affirmative votes.  As a result of this transaction, the Company expects to issue approximately one million Preferred Shares to the joint ventures during the fourth quarter of 2003.

Item 2. Management’s discussion and analysis of financial conditions and results of operations

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

LIQUIDITY AND CAPITAL RESOURCES:

We have funded our activities primarily with the proceeds raised through privately placed drilling programs and our private sale of our equity and debt securities. These private placements primarily were made through a network of independent broker dealers. Since 1992, we have raised approximately $222 million through the private placements of interests in 30 drilling programs. Additionally, we have raised $71.6 million through the issuance of our debt securities and $44.9 million through the issuance of our equity securities. In our drilling programs, we fund the costs associated with acreage acquisition and the tangible portion of drilling activities, while investors in the drilling programs fund all intangible drilling costs.

In late 2002, each of the 13 drilling programs formed from 1994 through 1997 commenced a Vote Solicitation of their partners to: (i) obtain the requisite 2/3rds affirmative vote of their respective partners to convert their drilling program from a Delaware limited partnership to an LLC wherein all LLC members would have limited liability, including Warren, and (ii) allow partners to select whether they wanted to be (a) a standard member in the LLC with substantially the same rights and obligations that they had as partners in their respective drilling fund, or (b) a Preferred Member in the LLC having certain preferential rights by consenting to Warren’s contribution of additional capital to the LLC upon conversion (the “Recapitalization”) in the form of its unregistered Preferred Shares in an amount equal to between 110% to 120% of the potential repurchase price of consenting partner’s interests calculated as of December 31, 2002. For its additional capital contribution, Warren received additional standard membership interests in the LLC and was specially allocated a prorata interest as a standard member in the wells and oil leases formerly allocable to the partners who elected to become Preferred Members. Election by a partner to become a Preferred Member terminated their repurchase rights under the original buy/sell agreements. At September 30, 2003, all 13 programs obtained the requisite votes to convert to LLCs and on average 74.4% of the program members elected to become Preferred Members in their LLC. As a result of the Recapitalization, Warren issued 3,295,111 Preferred Shares in the aggregate, 1,952,151 during the first nine months of 2003, to the 13 LLCs as an additional capital contribution and received its prorata share of additional standard membership interests in the LLCs.

Our cash and cash equivalents decreased $4.2 million for the nine months ended September 30, 2003. This resulted from a $4.9 million decrease in cash used in investing activities and $0.9 million decrease in cash used in operating activities offset by a $1.6 million increase in cash provided from financing activities.

Cash provided from investing activities decreased due to expenditures on oil and gas properties during the first nine months of 2003.  This decrease was partially offset by the receipt of U.S. Treasury Bonds previously held in escrow on behalf of our drilling program and debentures. Primarily, the U.S. Treasury Bonds were released to us as a result of the Recapitalization discussed above.

Cash provided from operating activities decreased due to drilling wells on behalf of the drilling programs and the related recognition of deferred revenue during the first nine months of 2003.  Additionally, the funds raised through our drilling programs are primarily raised during the last quarter of our calendar year.  As a result, during the first nine months of the calendar year, we incur turnkey expenses related to drilling programs and do not raise a material amount of additional funds through drilling programs.  This decrease in cash provided from operating activities was offset by the receipt of life insurance funds relating to our Executive Vice President, James C. Johnson, Jr. who passed away in December 2002.

Cash provided from financing activities increased due the issuance of preferred stock for cash.  This increase was offset by the redemption of debentures and dividends paid on preferred stock.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $29.4 million at September 30, 2003. This commitment varies pro rata with the amount of funds raised through our drilling programs.

The Company had a net loss of $0.6 million for the nine months ended September 30, 2003, as compared to a net loss of $3.1 million for the corresponding period ending September 30, 2002. At September 30, 2003, current liabilities exceeded current assets by approximately $7.9 million.  During the first nine months of 2003, shareholders’ equity increased $33.6 million from $7.0 million to $40.6 million, primarily from the Recapitalization discussed above and the sale of our preferred stock.

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

•  Raise additional capital through the sale of preferred and common stock.

•  Obtain a credit facility based in part on the value of our proven reserves.

•  Continue to privately place drilling programs, which based on prior experience, management anticipates raising approximately $6.0 million in 2003.

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

•  Use $2.0 million of deferred drilling credits from Anadarko Petroleum Corporation to develop our acreage in the Washakie Basin, Wyoming.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $69,000 in the third quarter to $2.4 million, a 3% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense increased $0.2 million during the third quarter to $2.0 million, a 12% increase compared to the same period in 2002.  The drilling activity in the third quarter was flat when compared to the corresponding quarter of 2002.

Gross profit from turnkey activities was $0.4 million or 15% for the third quarter. This compares to gross profit of $0.6 million or 26% for the corresponding quarter in 2002. The decrease in gross profit percentage during the third quarter of 2003 results from drilling certain wells more economically in 2002 compared to the corresponding quarter of 2003.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $1.0 million in the third quarter to $1.4 million, a 42% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.0 million in the quarter to $1.3 million, a 42% decrease compared to the same quarter in 2002. These decreases primarily resulted from the Recapitalizations as discussed above, whereby we now receive oil and gas production previously allocated to drilling programs.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended September 30, 2003 and 2002, was 0.4 Bcfe and 0.8 Bcfe, respectively.  This decrease was offset by higher average gas prices.  The average price per Mcfe during the third quarter of 2003 and 2002 was $4.38 and $2.60, respectively.

The gross profit from marketing activities for the third quarter of 2003 was $24 thousand as compared to $40 thousand in the same period last year.

Well services activities. Well services revenue decreased $52 thousand in the third quarter to $0.3 million, a 14% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $28 thousand in the third quarter to $0.1 million.  These nominal fluctuations in the third quarter of 2003 are consistent with the flat drilling activity compared to the same period in 2002.

Gross profit from well services activities was $0.2 million for the third quarter. This compared to gross profit of $0.2 million for the corresponding quarter of last year.

Oil and gas sales. Revenue from oil and gas sales increased $1.3 million in the third quarter to $1.4 million, a 865% increase compared to the same quarter in 2002, due to increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Production & exploration. Production and exploration expense increased $1.4 million in the third quarter of 2003 to $0.6 million.  This compared to a credit balance of $0.8 for the comparable period of 2002.  The increase resulted from increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Additionally, the credit balance in the comparable period in 2002 resulted from a $1.4 million reversal of plugging and abandonment liability relating to wells sold during this period.

Net gain (loss) on investments. Net loss on investments was $0.1 million for the third quarter of 2003.  Net gain on investments was $0.2 million during the third quarter of 2002.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest income decreased $27 thousand in the third quarter to $0.2 million, a 10% decrease compared to the same quarter in 2002.

Gain on sale of assets. The $0.5 million gain on the sale of assets resulted from the sale of certain non-strategic properties in New Mexico during the third quarter of 2003.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.1 million for the quarter to $0.3 million, a 24% decrease compared to the corresponding quarter last year. During the third quarter of 2002, we recorded impairment expense totaling $0.2 million relating to our Pewitt Ranch prospect in Texas.

General and administrative expenses. General and administrative expenses decreased $1.3 million in the third quarter of 2003 to $0.7 million, a 63% decrease compared to the corresponding quarter last year.  During the third quarter of 2002, we wrote off $0.9 million of previously capitalized offering expenses.  Additionally, the decrease resulted from a reduction in the number of employees employed during the third quarter of 2003 compared to the corresponding quarter of 2002.

Interest expense. Interest expense decreased $1.4 million in the third quarter to $0.1 million, a 94% decrease compared to the same quarter last year. Primarily, this decrease reflects an increase in the amount of interest capitalized to our Wyoming and California properties.

Nine months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $4.6 million in the first nine months of 2003 to $4.3 million, a 52% decrease compared to the corresponding period of the preceding year. Additionally, turnkey contract expense decreased $3.2 million during the first nine months of 2003 to $3.3 million, a 49% decrease compared to the same period in 2002. These decreases resulted from a lower level of drilling activity during the period compared to the corresponding period of the preceding year. The level of drilling activity is affected by the amount of funds raised from our drilling programs in the prior fiscal year. We raised $5.4 million from our drilling programs in 2002 compared to $18.1 million during 2001.

Gross profit (loss) from turnkey activities was $1.0 million or 23% for the first nine months of 2003. This compares to gross profit of $2.4 million or 27% for the corresponding period in 2002. The increase in gross profit percentage during the first nine months of 2002 results from drilling certain wells more economically than the corresponding period of 2003 and changes in working interests of various wells in our drilling programs.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $5.0 million in the first nine months of 2003 to $4.1 million, a 55% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $4.9 million in the first nine months of 2003 to $4.1 million, a 55% decrease compared to the same quarter in 2002. These decreases primarily resulted from the Recapitalizations as discussed above, whereby we now receive oil and gas production previously allocated to drilling programs.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the nine months ended September 30, 2003 and 2002 was 1.0 Bcfe and 2.7 Bcfe, respectively.  This decrease was offset by higher average gas prices.  The average price per Mcfe during the first nine months of 2003 and 2002 was $4.26 and $2.59, respectively.

The gross profit from marketing activities for the first nine months of 2003 was $83 thousand as compared to $119 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.7 million in the first nine months of 2003 to $0.8 million, a 45% decrease compared to the corresponding period of the preceding year. Well services expense decreased $0.3 million for the first nine months of 2003 to $0.4 million, a 38% decrease compared to the same period in 2002. The decreases in well services revenue resulted from the decrease in drilling activity during the first nine months of 2003 compared to the corresponding period of 2002 as discussed above.  Additionally, decreases in well revenue and expenses resulted from the sale of certain assets of our drilling subsidiary, CJS Pinnacle Petroleum LLC (Pinnacle) on February 14th, 2002, for total consideration of $4.2 million. The operations of Pinnacle ceased since the sale.

Gross profit from well services activities was $0.4 million for the first nine months of 2003. This compared to gross profit of $0.8 million for the corresponding period last year. This decrease in gross profit resulted from the decrease in well services revenue and the sale of Pinnacle as discussed above.

Oil and gas sales. Revenue from oil and gas sales increased $3.9 million in the first nine months of 2003 to $4.2 million, a 1132% increase compared to the same period last year, due to increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Our share of pre-payout production from drilling programs formed subsequent to 1998 is generally 25% of the production allocated to these drilling programs.

Production & exploration. Production and exploration expense increased $1.6 million in the first nine months of 2003 to $2.6 million, a 163% increase compared to the same quarter last year.  This resulted from increased ownership in our drilling programs. We obtained oil and gas interests from our drilling programs as a result of the Recapitalizations referred to above.  Additionally, a plugging and abandonment liability of $1.4 million was reversed during the third quarter of 2002.

Net gain (loss) on investments. Net gain on investments was $0.1 million for the first nine months of 2003 and $0.5 million for the same period in 2002.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest income decreased $0.2 million in the first nine months of 2003 to $1.0 million, a 14% decrease compared to the same period in 2002. Primarily, this decrease is attributable to lower interest rates during 2003.

Gain on sale of assets. The $0.5 million gain of the sale of assets resulted from the sale of certain non-strategic properties in New Mexico during the third quarter of 2003.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $1.3 million for the first nine months of 2003 to $0.8 million, a 62% decrease compared to the corresponding period last year. During the third quarter of 2002, we recorded impairment expense totaling $1.1 million relating to our Kirby Decker prospect in Montana.

General and administrative expenses. General and administrative expenses decreased $1.5 million in the first nine months of 2003 to $2.9 million.  During the third quarter of 2002, we wrote off $0.9 million of previously capitalized offering expenses.  Additionally, the decrease resulted from a reduction in the number of employees employed during 2003 compared to 2002.

Interest expense. Interest expense decreased $3.1 million in the first nine months to $1.3 million, a 70% decrease compared to the same period last year. Primarily, this decrease reflects an increase in the amount of interest capitalized to our Wyoming and California properties.

Contingent Repurchase Obligation. Repurchase obligation expense of $3.1 million was recorded in 2001 based on pricing at March 15, 2002. The repurchase obligation expense was reversed during the first quarter of 2002. As stated above, the determination of whether a repurchase liability exists is based upon estimates of future net cash flows from reserve studies prepared by petroleum engineers compared to the potential repurchase of drilling program units. Significant decreases in natural gas and oil prices at December 31, 2001 lowered the estimated future cash flows when compared to future potential repurchase obligations. As a result, a repurchase liability and a repurchase obligation expense of $3.3 million was recorded in 2001.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E&P, and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the Final Award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract. Subsequently Warren sought to enforce the original Final Award render by Judge Wisot in the JAMS arbitration. After a procedural determination of proper arbitration forum that was eventually determined by the California Court of Appeals in December 2002 and a Motion for Clarification filed in January 2003 before the California Superior Court, in September 2003 the California Superior Court ordered that JAMS will hear Warren’s motion to enforce the Final Award covering unauthorized direct labor charges and tangible costs and AAA will hear Magness’s new theory of dissolution of the Joint Venture and Warren’s drilling rights if the Joint Venture is not dissolved and Warren’s claims for damages for preventing resumption of drilling activities. The respective arbitrators have not set any conferences or hearings to hear the recently assigned matters before JAMS or AAA. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

In 1998, Warren E&P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations.  Warren E&P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E&P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E&P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims, Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law, primarily relying on their erroneous conclusion that Warren E&P as operator of the oil well incurred no loss. Accordingly, Warren E&P is appealing the San Antonio Court of Appeals panel decision to the Texas Supreme Court, which may be accepted and heard by the Texas Supreme Court at their discretion.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2. Changes in Securities

a. Not applicable

b. Not applicable

c. At September 30, 2003, the Company had issued 4,965,814 shares of its Preferred Stock, with a value of $12.00 per share of which, 1,244,546 shares were issued to accredited investors for cash consideration of $14,934,552,  426,157 shares were issued to bond converters and 3,295,111 were issued as additional LLC capital contributions as a result of the Recapitalizations. The shares of Convertible Preferred Stock are restricted securities. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) and/or Section 3(a)(9). The Company’s Board of Directors has authorized the issuance of up to 6,100,000 shares of Convertible Preferred Stock. Information on the Convertible Preferred Stock transaction is contained in the Company’s Form 8-K filed on December 17, 2002 and in this Form 10-Q for the quarterly periods ended September 30, 2003 in “Part 1 Financial Information” under the caption “ Notes to Consolidated Financial Statements” under “Note 6: Changes in Shareholders’ Equity” and is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

                Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

a)                                    Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number
31*	Rule 13a-14(a)/15d-14(a) Certifications		1-8968
32*	Section 1350 Certifications		1-8968

(b)                                  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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

WARREN RESOURCES, INC.
(Registrant)

Date: November 6, 2003	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Senior Vice President, Chief Financial Officer and Principal Accounting Officer