Form 10-Q
period 2004-03-31
WARREN RESOURCES INC
filed 2004-05-12
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on May 12, 2004 was 19,374,070 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,216,042	$24,528,999
Accounts receivable – trade	3,207,346	2,386,180
Accounts receivable from affiliated partnerships	249,776	389,271
Trading securities	279,276	201,152
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value (amortized cost of $1,305,042 in 2004 and $1,293,411 in 2003)	1,460,863	1,402,358
Other current assets	2,228,987	2,031,701

Total current assets	36,642,290	30,939,661

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depletion and amortization	97,329,232	94,949,545
Property and equipment—at cost, net	513,371	591,663
Restricted investments in U.S. Treasury Bonds-available for sale, at fair value (amortized cost of $12,729,496 in 2004 and $12,627,574 in 2003)	14,401,030	13,808,777
Deferred bond offering costs (net of accumulated amortization of $3,797,789 in 2004 and $3,684,097 in 2003)	2,643,279	2,756,971
Goodwill	3,430,246	3,430,246
Other assets	4,405,138	4,576,800

Total other assets	122,722,296	120,114,002

	$159,364,586	$151,053,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of debentures	$4,725,970	$4,809,470
Current maturities of other long-term liabilities	296,629	208,383
Accounts payable and accrued expenses	7,941,646	8,956,529
Deferred income—turnkey drilling contracts with affiliated partnerships	21,529,338	22,438,272

Total current liabilities	34,493,583	36,412,654

LONG-TERM LIABILITIES
Debentures, less current portion	42,533,730	43,285,230
Other long-term liabilities, less current portion	1,450,944	1,613,081
	43,984,674	44,898,311

MINORITY INTEREST	12,322,366	13,348,654

STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.00001; authorized 20,000,000 shares, issued and outstanding, 6,533,145 shares in 2004 and 6,507,729 shares in 2003 (aggregate liquidation preference $78,397,740 in 2004 and $78,092,748 in 2003)	76,710,530	76,334,024
Common Stock — $.0001 par value; authorized, 100,000,000 shares; issued 19,374,070 in 2004 and 17,349,070 shares in 2003)	1,937	1,735
Additional paid-in-capital	60,268,032	47,739,159
Accumulated deficit	(68,788,044)	(67,729,178)
Accumulated other comprehensive income, net of applicable income taxes of $731,000 in 2004 and $517,000 in 2003	1,099,563	776,359
	69,292,018	57,122,099

Less common stock in Treasury—at cost; 632,250 shares in 2004 and 2003	728,055	728,055
Total shareholders’ equity	68,563,963	56,394,044
	$159,364,586	$151,053,663

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	2004	2003
REVENUES
Turnkey contracts with affiliated partnerships	$908,934	$863,197
Oil and gas sales from marketing activities	1,383,575	1,409,891
Well services	230,605	242,727
Oil and gas sales	1,226,475	1,535,011
Net gain on investments	49,813	73,544
Interest and other income	532,900	313,311
	4,332,302	4,437,681

EXPENSES
Turnkey contracts	1,433,440	910,849
Cost of marketed oil and gas purchased from affiliated partnerships	1,348,219	1,376,662
Well services	111,878	168,197
Production & exploration	998,417	960,738
Depreciation, depletion and amortization	402,145	159,975
General and administrative	1,172,288	1,030,258
Interest	108,853	946,913
	5,575,240	5,553,592

Loss before provision for income taxes	(1,242,938)	(1,115,911)

Deferred income tax benefit	(214,000)	(3,000)

Net loss before minority interest and change in accounting principle	(1,028,938)	(1,112,911)

Minority interest	(29,928)	(33,193)

Net loss before change in accounting principle	(1,058,866)	(1,146,104)

Cumulative effect of change in accounting principle	—	(88,218)

Net loss	(1,058,866)	(1,234,322)

Less dividends and accretion on preferred shares	1,645,925	800,162

Net loss applicable to common stockholders	$(2,704,791)	$(2,034,484)

Basic and diluted loss per common share
Loss before accounting change	$(0.15)	$(0.12)
Cumulative effect of change in accounting principle	—	—
Net loss	$(0.15)	$(0.12)

Weighted average common shares outstanding	17,973,963	16,874,305

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	2004	2003
Cash flows from operating activities:
Net loss	$(1,058,866)	$(1,234,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discount on available-for-sale debt securities	(166,065)	(125,486)
Amortization and write-off of deferred bond offering costs	113,692	180,569
Gain on sale of US treasury bonds-available for sale	—	(102,810)
Depreciation, depletion and amortization	402,145	159,975
Accretion of asset retirement obligation	16,416	—
Deferred tax benefit	(214,000)	(3,000)
Change in assets and liabilities:
(Increase) decrease in trading securities	(78,124)	38,690
(Increase) decrease in accounts receivable-trade	(821,165)	3,442,064
Decrease in accounts receivable from affiliated partnerships	139,494	536,592
(Increase) decrease in other assets	(25,625)	97,565
Decrease in accounts payable and accrued expenses	(1,079,998)	(1,228,904)
Decrease in deferred income from affiliated partnerships	(908,934)	(863,197)
Decrease in other long term liabilities	(73,291)	(316,914)

Net cash provided by (used in) operating activities	(3,754,321)	580,822

Cash flows from investing activities:
Purchases of oil and gas properties	(3,560,471)	(1,125,477)
Purchase of property and equipment	(3,827)	—
Proceeds from the sale of property and equipment, net of selling fees	3,500	28,087
Proceeds from U.S. Treasury Bonds-available-for-sale	52,512	573,621

Net cash used in investing activities	(3,508,286)	(523,769)

Cash flows from financing activities:
Payments on other long-term debt	(852,016)	(937,511)
Issuance of common stock, net	14,175,000	—
Issuance of preferred stock, net	126,730	853,418
Dividends paid on preferred stock	(1,500,064)	—

Net cash provided by (used in) financing activities	11,949,650	(84,093)

Net increase (decrease) in cash and cash equivalents	4,687,043	(27,040)
Cash and cash equivalents at beginning of period	24,528,999	23,184,936

Cash and cash equivalents at end of period	$29,216,042	$23,157,896
Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$—	$766,344
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004

NOTE 1—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was formed on June 12, 1990 under the laws of the state of New York for the purpose of acquiring and developing oil and gas properties. On September 5th, 2002, the Company changed its state of incorporation to Delaware. As a result, all shares of the Company’s stock were converted into shares of the Delaware corporation. The Company’s properties are primarily located in New Mexico, Texas, Wyoming and California. In addition, the Company serves as the managing general partner (the “MGP”) to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements on Form 10-K for the year ended December 31, 2003. These interim financial statements and notes thereto should be read in conjunction with our annual consolidated financial statements presented in our 2003 Annual Report on Form 10-K.

NOTE 2—MANAGEMENT’S PLANS

The Company had a net loss of $1.1 million for the quarter ended March 31, 2004, as compared to a loss of $1.2 million for the corresponding quarter ending March 31, 2003. At March 31, 2004, current assets exceeded current liabilities by approximately $2.1 million.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

•                  Raise additional capital through the sale of preferred and common stock.

•                  Obtain a credit facility based in part on the value of our proven reserves.

•                  Generate turnkey profit and operating cash flow from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey revenue.

•                  Increase oil and gas production and revenues by drilling our Wyoming and California properties.

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

NOTE 3—STOCK OPTIONS

At March 31, 2004, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended March 31,
	2004	2003

Net loss, as reported	$(1,058,866)	$(1,234,322)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(17,498)	—

Pro forma net loss	$(1,076,364)	$(1,234,322)

Basic and diluted loss per share:
As reported -	$(.15)	$(0.12)
Pro forma -	$(.15)	$(0.12)

NOTE 4—PLUGGING AND ABANDONMENT LIABILITY

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000 (using a 10% discount rate) and a cumulative effect of change in accounting principle of $88,000. During the three months ending March 31, 2004 and 2003 the asset retirement liability was increased by approximately $16,000 and $21,000 respectively, as a result of accretion and recorded as interest expense. During the three months ended March 31, 2004 there has been no significant changes in cash flow assumptions for the liability or liabilities incurred or settled during the period. The Company has treasury bills held in escrow with a fair market value of $2,789,000 which are legally restricted for potential plugging and abandonment liability in the Wilmington field.

NOTE 5—CHANGES IN SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2004, the Company raised $14 million through the private placement of 2,000,000 shares of common stock and issued 1,000,000 warrants to four institutional investors managed by a large Boston-based investment advisor. The Company also sold 25,000 shares of its common stock for $175,000 and issued 12,500 warrants to a single investor. All warrants have expected lives of five years and have a cumulative weighted average exercise price of $11.07.

As of March 31, 2004, 6,533,145 shares of convertible preferred stock were issued and outstanding. Preferred dividends of approximately $1.6 million and $1.5 million were accrued at March 31, 2004 and December 31, 2003, respectively. The Company has incurred cumulative issuance costs of approximately $2.1 million in relation to these shares. For the three months ended March 31, 2004, the Company issued 25,416 preferred shares, 14,086 relating to the recapitalization of drilling programs and 11,330 for cash consideration of approximately $135,960. The preferred stock pays an 8% cumulative dividend, which is payable quarterly, and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted at the election of the holder, commencing one year after the date of issuance.  Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Common to Preferred
Until June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	.75 to 1
July 1, 2006 through redemption	.50 to 1

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

NOTE 6—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at March 31, 2004 and March 31, 2003 of 11,881,840 and 9,336,916 respectively, relating to convertible bonds, debentures and preferred stock, 2,241,012 and 1,514,459, respectively, relating to incentive stock options and 1,184,643 potential shares relating to warrants at March 31, 2004, were excluded from the computation of diluted loss per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $5.10 and $5.59 at March 31, 2004 and March 31, 2003, respectively. Warrants have a weighted average exercise price of $11.07 at March 31, 2004. The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50.  The preferred stock may be converted at the discretion of the holder (See Note 5).

NOTE 7—LONG TERM DEBT

The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding.  Bonds and debentures outstanding are as follows:

	March 31, 2004	December 31, 2003

12% Sinking Fund Debentures, due December 31, 2007	$9,251,000	$9,616,000
12% Secured Convertible Debentures, due December 31, 2009	770,000	790,000
12% Secured Convertible Bonds, due December 31, 2010	1,700,000	1,705,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,645,200	14,655,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	11,692,500	11,792,500
12% Secured Convertible Bonds, due December 31, 2016	1,365,000	1,365,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	5,215,000	5,500,000
12% Secured Convertible Bonds, due December 31, 2020	1,485,000	1,485,000
12% Secured Convertible Bonds, due December 31, 2022	1,136,000	1,186,000

	47,259,700	48,094,700
Less: Current Portion	4,725,970	4,809,470

Long Term Portion	$42,533,730	$43,285,230

NOTE 8—CAPITALIZED INTEREST

Interest of approximately $1,501,000 and $929,000 was capitalized during the three months ended March 31, 2004 and 2003, respectively, relating to California and Wyoming properties. This increase results from a higher cost basis in our oil and gas properties due to the consent solicitation (See Note 12).

NOTE 9—LITIGATION

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E&P, Inc. (“Warren E&P”), and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the Final Award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract. Subsequently Warren sought to enforce the original Final Award rendered by Judge Wisot in the JAMS arbitration. After a procedural determination of proper arbitration forum that was eventually determined by the California Court of Appeals in December 2002 and a Motion for Clarification filed in January 2003 before the California Superior Court, in September 2003 the California Superior Court ordered that JAMS will hear Warren’s motion to enforce the Final Award covering unauthorized direct labor charges and tangible costs and AAA will hear Magness’s new theory of dissolution of the joint venture based on their claim that voting rights within the joint venture should be based on ownership of working interests in the Wilmington Town Unit (“WTU”), which includes property never contributed to the joint venture, instead of ownership of joint venture working interests, a determination whether Magness can independently drill new wells in the WTU without Warren’s consent if the joint venture is not dissolved and Warren’s claims for damages for Magness preventing resumption of drilling activities by Warren as ordered by Judge Wisot in JAMS. The AAA arbitration is being held from May 3, 2004 to May 14, 2004 and the JAMS arbitration hearing on the Motion to Enforce Final Award is being held from May 19, 2004 to May 21, 2004. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed. See our 2003 Form 10-K “Risk Factors - If we are unable to settle our disagreements with our joint venture partner in the Wilmington Field, the value of our interest there or realization of that value could be significantly diminished or delayed.”

In 1998, Warren E&P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations.  Warren E&P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E&P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E&P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims,

Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law, primarily relying on their erroneous conclusion that Warren E&P as operator of the oil well incurred no loss. Accordingly, Warren E&P has appealed the San Antonio Court of Appeals panel decision to the Texas Supreme Court, and has been requested by the Texas Supreme Court to submit full briefs, which was done on April 15, 2004. The decision to accept a full review of the San Antonio Court of Appeal’s decision with oral argument being heard by the Texas Supreme Court is at the Court’s discretion.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

NOTE 10—BUSINESS SEGMENT INFORMATION

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenue
Turnkey Contracts	$908,934	$863,197
Oil and Gas Marketing	1,383,575	1,409,891
Oil and Gas Operations	1,226,475	1,535,011
Well Services	230,605	242,727
Other	582,713	386,855

	$4,332,302	$4,437,681

	March 31, 2004	March 31, 2003
Operating Income (Loss)
Turnkey Contracts	$(550,052)	$(73,218)
Oil and Gas Marketing	35,356	33,229
Oil and Gas Operations	(94,972)	453,199
Well Services	118,727	74,530
Other	(751,997)	(1,603,651)

	$(1,242,938)	$(1,115,911)

NOTE 11—COMPREHENSIVE LOSS

Other comprehensive loss consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive losses for the periods are as follow:

	2004	2003

Three Months ending March 31,	$(735,662)	$(1,230,437)

NOTE 12—CONSENT SOLICITATION

During the fourth quarter of 2002, the Company, acting as the MGP, commenced a vote solicitation of the limited partners of the certain partnerships (the “Partnership Recapitalization Offers”) to:  (1) obtain the requisite two-thirds affirmative vote of their respective partners to convert the drilling program from a Delaware limited partnership into a Delaware limited liability company (the “LLC”) wherein all LLC members would have limited liability, including the Company, and (ii) upon conversion to an LLC, the Company would contribute as additional capital to the LLC its unregistered 8% convertible preferred stock with a value equal to between 110% to 120% of the potential repurchase price of consenting members’ interests (“Preferred Members”) calculated as of December 31, 2002.  The Company would receive additional standard membership interests in the LLC and be specially allocated, pro rata as a standard member, the Preferred Members’ interests in the oil and gas properties owned by their respective programs (the “Recapitalization”).  Acceptance by Preferred Members of the Recapitalization terminated their repurchase rights under the original buy/sell agreements. At December 31, 2002, six of the thirteen programs obtained the requisite votes to convert to LLCs and because of the majority control by the Company were consolidated in the financial statements for the year ended December 31, 2002. As a result, the Company issued 1,342,960 preferred shares to these six LLC’s in 2002 with an estimated fair value of $16,115,520. At March 31, 2003, the remaining seven programs obtained the requisite votes to convert to LLCs and on average 72.9% of the program members elected to become Preferred Members in their LLC. During the first quarter ended March 31, 2003, the Company issued 1,641,628 preferred shares to the remaining seven LLCs as a capital contribution, with an estimated fair value of $19,699,536 and received its prorata share of additional standard membership interests in the LLCs. The fair value of the preferred shares was based on actual cash sales to independent parties in this time period.  Due to the majority control of these thirteen affiliated partnerships, the Company has consolidated these entities for financial reporting purposes at March 31, 2003. The Company accounted for the remaining seven LLCs as a purchase transaction with the estimated fair value of the assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$3,512
Oil and gas properties	28,342,950

Total fair value of assets	28,346,462

Liabilities assumed
Accounts payable	144,122
Minority Interest	8,502,804

Total liabilities assumed	8,646,926

Cost of acquisition	$19,699,536

Subsequent to the recapitalization offers that closed on March 31, 2003, and December 31, 2002, certain minority interest limited partners elected to convert to preferred members during the three months ended March 31, 2004, which resulted in the Company issuing 14,086 preferred shares to these individuals with an estimated fair value of $169,032.

The following summarizes pro forma unaudited results of operations for the periods ended March 31, 2004 and 2003 as if these acquisitions had been consummated immediately prior to January 1, 2003. These pro forma results are not necessarily indicative of future results.

	Pro Forma (unaudited) Three months ended March 31,
	2004	2003

Revenues	$4,332,302	$6,765,628

Net loss	$(1,058,866)	$(735,851)

Loss per share – basic and diluted	$(0.15)	$(0.09)

NOTE 13—GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and as such, has not subsequently recorded any amortization of goodwill. Under the new rule the Company only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended March 31, 2004 and March 31, 2003, no events occurred which would indicate that an impairment of goodwill existed.

During the second quarter of 2003, the Company retained an independent outside valuation expert to assist in developing the fair value analysis necessary to conduct the testing for impairment of its goodwill, all of which arose in its acquisition of Warren E&P. The results of this analysis indicated that no impairment of goodwill had occurred in 2003. The 2004 annual impairment testing will be performed during the second quarter of 2004.

Item 2. Management’s discussion and analysis of financial conditions and results of operations

FORWARD-LOOKING INFORMATION

Forward-looking statements for 2004 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

OVERVIEW:

During 2003, we began to transition ourselves from being a provider of turnkey contract services into more of a traditional exploration and production company.  As a result, we expect oil and gas sales and production and exploration expense to become more material in future years.  Additionally, we anticipate that turnkey contract revenues and expenses will become less material in future years.

Our future success depends upon the development of our core acreage.  During 2004 and subsequent, we plan to continue to develop our core acreage, which includes our coalbed methane acreage in the Atlantic and Pacific Rims in the Washakie Basin in Wyoming.  Also, after the legal issues have been resolved, we intend to continue to develop our secondary recovery project in California.  See, “Legal Proceedings.”

LIQUIDITY AND CAPITAL RESOURCES:

We have funded our activities primarily with the proceeds raised through privately placed drilling programs and our private sale of our equity and debt securities. These private placements primarily were made through a network of independent broker dealers. Since 1992, we have raised approximately $228 million through the private placements of interests in 31 drilling programs. Additionally, we have raised $71.6 million through the issuance of our debt securities and $64.4 million through the issuance of our equity securities. In our drilling programs, we fund the costs associated with acreage acquisition and the tangible portion of drilling activities, while investors in the drilling programs fund all intangible drilling costs.

Our cash and cash equivalents increased $4.7 million for the three months ended March 31, 2004. This resulted from $11.9 million in cash from financing activities offset by $3.7 million of cash used in operating activities and $3.5 million of cash used in investing activities.

Cash provided from financing activities primarily relates to the sale of 2,000,000 shares of the Company’s common stock to four accredited investors for $7 per share. This was partially offset by payments on long term debt and dividends paid on preferred stock of $852 thousand and $1.5 million, respectively.

Cash used in operating activities primarily relates to drilling wells on behalf of the drilling programs.

Cash used in investing activities primarily relates to expenditures on oil and gas properties during the first three months of 2004.  This was partially offset by the receipt of U.S. Treasury Bonds previously held in escrow on behalf of our drilling program and debentures.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $21.5 million at March 31, 2004. This commitment varies pro rata with the amount of funds raised through our drilling programs.

The Company had a net loss of $1.1 million for the three months ended March 31, 2004, as compared to a net loss of $1.2 million for the corresponding period ending March 31, 2003. At March 31, 2004, current assets exceeded current liabilities by approximately $2.1 million.  During the first three months of 2004, shareholders’ equity increased $12.2 million from $56.4 million to $68.6 million, primarily due to the sale of common stock as discussed above.

During 2003, we raised $6.4 million for our drilling programs compared to $5.4 million and $18.1 million in 2002 and 2001, respectively. As a result, the Company’s turnkey revenue and total gross profit in 2004 will be similar to 2003 but less than 2002 and the number of the Company’s oil and gas properties developed through partnership arrangements will be reduced in comparison to prior years.

In order to improve operations and liquidity and meet its cash flow needs, we have or intend to do the following:

•                  Raise additional capital through the sale of preferred and common stock.

•                  Obtain a credit facility based in part on the value of our proven reserves.

•                  Generate turnkey profit and operating cash flow from turnkey drilling contracts equal to approximately 25% of the total amount of total turnkey revenue.

•                  Increase oil and gas production and revenues by drilling our Wyoming and California properties.

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

RESULTS OF OPERATIONS:

Three months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Turnkey contract revenue and expenses. Turnkey contract revenue increased $46 thousand in the first quarter to $0.9 million, a 5% increase compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense increased $0.5 million during the first quarter to $1.4 million, a 57% increase compared to the same period in 2003.  The drilling activity in the first quarter was flat when compared to the corresponding quarter of 2003.

Net loss from turnkey activities was $0.5 million for the first quarter. This compares to a net loss of $48 thousand for the corresponding quarter in 2003. This increase in net loss during the first quarter of 2004 results from drilling shallow re-entry wells with higher profit margins in 2003 as compared to deeper Washakie wells in 2004 with lower profit margins.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $26 thousand in the first quarter to $1.4 million, a 2% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $28 thousand in the quarter to $1.3 million, a 2% decrease compared to the same quarter in 2003. Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended March 31, 2004 and 2003 was 0.3 Bcfe and 0.3 Bcfe, respectively. The average price per Mcfe during the first quarter of 2004 and 2003 was $4.16 and $5.12, respectively.

The gross profit from marketing activities for the first quarter of 2004 was $35 thousand as compared to $33 thousand in the same period last year.

Well services activities. Well services revenue decreased $12 thousand in the first quarter to $0.2 million, a 5% decrease compared to the corresponding quarter of the preceding year. Well services expense decreased $56 thousand in the first quarter to $0.1 million.  These nominal fluctuations in the first quarter of 2004 are consistent with the flat drilling activity compared to the same period in 2003.

Gross profit from well services activities was $119 thousand for the first quarter of 2004. This compared to gross profit of $75 thousand for the corresponding quarter of last year.

Oil and gas sales. Revenue from oil and gas sales decreased $0.3 million in the first quarter to $1.2 million, a 20% decrease compared to the same quarter in 2003, due to a decrease in gas prices during the first quarter in 2004 as compared to 2003.

Production & exploration. Production and exploration expense increased $38 thousand in the first quarter of 2004 to $1.0 million, a 4% increase compared to the same quarter in 2003.

Net gain on investments. Net gain on investments was $50 thousand for the first quarter of 2004.  Net gain on investments was $74 thousand during the first quarter of 2003.  Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest and other income increased $0.2 million in the first quarter to $0.5 million, a 70% increase compared to the same quarter in 2003. This increase reflects the recognition of additional drilling credits relating to the joint venture with Anadarko of $0.2 million.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $0.2 million for the quarter to $0.4 million, a 151% increase compared to the corresponding quarter last year. This increase resulted from a higher cost basis in oil and gas properties in 2004 due to the consent solicitation, as compared to the same quarter in 2003.

General and administrative expenses. General and administrative expenses increased $0.1 million in the first quarter of 2004 to $1.2 million, a 14% increase compared to the corresponding quarter last year.  This increase reflects an increase in legal fees relating to our California property. See “legal proceedings”.

Interest expense. Interest expense decreased $0.8 million in the first quarter to $0.1 million, an 89% decrease compared to the same quarter last year. This decrease reflects an increase in the amount of interest capitalized on our Wyoming and California properties due to the consent solicitation.

Contractual obligations. There have been no material changes outside of the ordinary course of business in the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties are amortized based on the Company’s experience of successful drilling, terms of leases and historical lease expirations.

Capitalized costs of producing oil and gas properties are depleted by the units-of-production method on a field-by-field basis.  Lease costs are depleted using total proved reserves while lease equipment and intangible development costs are depleted using proved developed reserves.  The Company’s proved properties are evaluated on a field-by-

field basis for impairment.  An impairment loss is indicated whenever net capitalized costs exceed expected future net cash flow based on engineering estimates.  In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying value of the properties exceeds the estimated fair value (based on discounted cash flow).

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

Contingent Repurchase Obligation

A contingent repurchase obligation is recognized when the present value of the Company’s potential future obligation to affiliated partnerships under repurchase agreements is greater than their estimated future net revenues from oil and gas properties, as determined by independent petroleum engineers.

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

Item 4. Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission  (“SEC”)  Rule  13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation,  management has concluded that our disclosure controls and procedures are effective to ensure that we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded,  processed,  summarized and reported within the time periods specified in the SEC’s rules and forms.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 1999, Magness Petroleum Company, our joint venture partner in the Wilmington Field, filed a complaint against Warren, Warren E&P, Inc. (“Warren E&P”), and certain Warren subsidiaries in the Superior Court of Los Angeles County, alleging that we had breached our joint venture agreement with Magness and an alleged oral agreement regarding advance payment of expenses for drilling and completion operations.  Magness sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement.  We were successful in enforcing the arbitration provision in the joint venture agreement and entered into an agreement with Magness to submit the matter for arbitration by the Judicial Arbitration Mediation Services, or “JAMS,” before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge.  Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness’ claims for breach of contract, and held that he and JAMS would retain jurisdiction to enforce the Final Award. On August 8, 2001, Magness filed a demand with the American Arbitration Association, or “AAA,” reasserting its claims for dissolution of the joint venture and breach of contract. Subsequently Warren sought to enforce the original Final Award rendered by Judge Wisot in the JAMS arbitration. After a procedural determination of proper arbitration forum that was eventually determined by the California Court of Appeals in December 2002 and a Motion for Clarification filed in January 2003 before the California Superior Court, in September 2003 the California Superior Court ordered that JAMS will hear Warren’s motion to enforce the Final Award covering unauthorized direct labor charges and tangible costs and AAA will hear Magness’s new theory of dissolution of the joint venture based on their claim that voting rights within the joint venture should be based on ownership of working interests in the Wilmington Town Unit (“WTU”), which includes property never contributed to the joint venture, instead of ownership of joint venture working interests, a determination whether Magness can independently drill new wells in the WTU without Warren’s consent if the joint venture is not dissolved and Warren’s claims for damages for Magness preventing resumption of drilling activities by Warren as ordered by Judge Wisot in JAMS. The AAA arbitration is being held from May 3, 2004 to May 14, 2004 and the JAMS arbitration hearing on the Motion to Enforce Final Award is being held from May 19, 2004 to May 21, 2004. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed. See our 2003 Form 10-K “Risk Factors - If we are unable to settle our disagreements with our joint venture partner in the Wilmington Field, the value of our interest there or realization of that value could be significantly diminished or delayed.”

In 1998, Warren E&P was sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow out.  Warren was later joined in the suit as a defendant.  As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened.  The suit was settled in 1999 with all parties except Gotham.  Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations.  Warren E&P countersued for the remaining proceeds under the policy coverage.  In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham.  Gotham’s claims against Warren E&P and Warren were rejected.  Final judgment was rendered on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorney fees.  Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million.  The case on appeal was orally argued on March 28, 2002. On July 23, 2003, a three judge panel of the San Antonio Court of Appeals rendered its decision in favor of Gotham on all points, except for the amount of restitution owed by Warren E&P and related parties, reversing the earlier summary judgment entered by the trial court for Warren E&P. Although the three judge panel of the San Antonio Court of Appeals acknowledged that Gotham asked for the Court to render its judgment in Gotham’s favor on its restitution claims, Gotham gave no particulars, and therefore the Court of Appeals remanded Gotham’s restitution claims to the trial court for further proceedings consistent with its opinion. Although the ultimate resolution is uncertain, counsel has advised Warren E&P that it believes the three judge panel of the San Antonio Court of Appeals committed numerous errors of fact and law, primarily relying on their erroneous conclusion that Warren E&P as operator of the oil well incurred no loss. Accordingly, Warren E&P has appealed the San Antonio Court of Appeals panel decision to the Texas Supreme Court, and has been requested by the Texas Supreme Court to submit full briefs, which was done on April 15, 2004. The decision to accept a full review of the San Antonio Court of Appeal’s decision with oral argument being heard by the Texas Supreme Court is at the Court’s discretion.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2. Changes in Securities

a. Not applicable

b. Not applicable

c. In February 2004, the Company issued 2,025,000 Units at a price of $7.00 per Unit to five accredited investors, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share, .25 Class A Warrants to purchase one Common Share at an exercise price of $10.00 per share, and .25 Class B Warrants to purchase one Common Share at an exercise price of $12.50 per share, for an aggregate receipt of $14,175,000.  The following were filed under Item 7 “Exhibits”: Subscription and Registration Rights Agreement executed by the purchasers and Warren, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants delivered by Warren to the purchasers of the Units. The Units, shares of common stock and Warrants are restricted securities. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2).

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

Exhibit Number	Description	Original Filed Exhibit
10.1*	Employment Agreement effective March 1, 2004 between Lloyd Davies and the Company.
10.2*	Amendment to Employment Agreement effective January 1, 2004 between Norman F. Swanton and the Company
10.3*	Amendment to Employment Agreement effective January 1, 2004 between Timothy A. Larkin and the Company
10.4*	Employment Agreement effective January 1, 2004 between David E. Fleming and the Company
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

A report on Form 8-K dated February 11, 2004 was filed with the Commission reflecting that the company had completed an initial closing of 2,000,000 Units to four accredited investors, with each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share, .25 Class A Warrants to purchase one Common Share at an exercise price of $10.00 per share, and .25 Class B Warrants to purchase one Common Share at an exercise price of $12.50 per share.  The Units were sold at the price of $7.00 per Unit for an aggregate of up to $19,600,000.  This event was reported under Item 5 “Other Events”.  The following were filed under Item 7 “Exhibits”: Subscription and Registration Rights Agreement executed by the purchasers and Warren, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants delivered by Warren to the purchasers of the Units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC. (Registrant)

Date: May 12, 2004	By:	/s/ Timothy A. Larkin
Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer