Form 10-Q
period 2004-09-30
WARREN RESOURCES INC
filed 2004-11-12
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on November 11, 2004 was 19,767,001 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,309,416	$24,528,999
Accounts receivable — trade	2,989,316	2,386,180
Accounts receivable from affiliated partnerships	133,026	389,271
Trading securities	334,606	201,152
Restricted investments in U.S. Treasury Bonds — available-for-sale, at fair value (amortized cost of $1,332,954 in 2004 and $1,293,411 in 2003	1,459,745	1,402,358
Other current assets	284,790	2,031,701

Total current assets	22,510,899	30,939,661

OTHER ASSETS
Oil and gas properties — at cost, based on successful efforts method of accounting, net of accumulated depreciation, depletion and amortization	107,848,456	94,949,545
Property and equipment — at cost, net	427,708	591,663
Restricted investments in U.S. Treasury Bonds — available for sale, at fair value (amortized cost of $12,998,255 in 2004 and $12,627,574 in 2003)	14,391,901	13,808,777
Deferred bond offering costs (net of accumulated amortization of $3,983,072 in 2004 and $3,684,097 in 2003)	2,457,996	2,756,971
Goodwill	3,430,246	3,430,246
Other assets	3,712,165	4,576,800

Total other assets	132,268,472	120,114,002

	$154,779,371	$151,053,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of debentures	$4,683,470	$4,809,470
Current maturities of other long-term liabilities	332,180	208,383
Accounts payable and accrued expenses	10,409,739	8,956,529
Deferred income — turnkey drilling contracts with affiliated partnerships	15,329,430	22,438,272

Total current liabilities	30,754,819	36,412,654

LONG-TERM LIABILITIES
Debentures, less current portion	42,151,230	43,285,230
Other long-term liabilities, less current portion	1,419,601	1,613,081

	43,570,831	44,898,311

MINORITY INTEREST	11,467,519	13,348,654
STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 6,560,809 shares in 2004 and 6,507,729 shares in 2003 (aggregate liquidation preference $78,729,708 in 2004 and $78,092,748 in 2003)	77,194,362	76,334,024
Common Stock — $.0001 par value; authorized, 100,000,000 shares; issued 20,399,251 in 2004 and 17,349,070 shares in 2003	2,040	1,735
Additional paid-in-capital	63,524,337	47,739,159
Accumulated deficit	(71,921,127)	(67,729,178)
Accumulated other comprehensive income, net of applicable income taxes of $609,000 in 2004 and $517,000 in 2003	914,645	776,359

	69,714,257	57,122,099
Less common stock in Treasury — at cost; 632,250 shares in 2004 and 2003	728,055	728,055

Total stockholders’ equity	68,986,202	56,394,044

	$154,779,371	$151,053,663

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2004	2003	2004	2003
REVENUES
Turnkey contracts with affiliated partnerships	$3,858,446	$2,399,536	$7,108,842	$4,276,208
Oil and gas sales from marketing activities	1,776,405	1,360,088	4,571,972	4,149,612
Well services	287,273	321,744	799,205	823,164
Oil and gas sales	1,851,845	1,411,699	4,532,684	4,244,192
Net gain (loss) on investments	48,847	(69,804)	(39,124)	56,526
Interest and other income	314,954	235,269	1,406,546	987,514
Gain on sale of oil and gas properties	—	515,000	120,193	515,000

	8,137,770	6,173,532	18,500,318	15,052,216

EXPENSES
Turnkey contracts	4,958,450	2,042,655	8,301,854	3,277,295
Cost of marketed oil and gas purchased from affiliated partnerships	1,740,639	1,335,914	4,465,040	4,066,993
Well services	148,877	118,592	410,232	448,367
Production & exploration	1,121,279	612,817	3,167,580	2,565,233
Depreciation, depletion, amortization and impairment	1,128,720	286,362	2,662,334	805,657
General and administrative	955,245	746,372	3,292,481	2,911,258
Interest	117,444	95,814	373,649	1,334,248

	10,170,654	5,238,526	22,673,170	15,409,051

Income (loss) before provision for income taxes	(2,032,884)	935,006	(4,172,852)	(356,835)
Deferred income tax expense (benefit)	(238,000)	194,000	(92,000)	—

Net income (loss) before minority interest and change in accounting principle	(1,794,884)	741,006	(4,080,852)	(356,835)
Minority interest	(78,884)	(76,040)	(111,097)	(138,085)

Net income (loss) before change in accounting principle	(1,873,768)	664,966	(4,191,949)	(494,920)
Cumulative effect of change in accounting principle	—	—	—	(88,218)

Net income (loss)	(1,873,768)	664,966	(4,191,949)	(583,138)
Less dividends and accretion on preferred shares	1,649,920	1,036,235	4,940,241	2,772,303

Net loss applicable to common stockholders	$(3,523,688)	$(371,269)	$(9,132,190)	$(3,355,441)

Basic and diluted loss per common share
Loss before accounting change	$(0.18)	$(0.02)	$(0.49)	$(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.18)	$(0.02)	$(0.49)	$(0.20)

Weighted average common shares outstanding	19,523,327	16,853,777	18,699,514	16,865,276

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, (Unaudited)
	2004	2003
Cash flows from operating activities:
Net loss	$(4,191,949)	$(583,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on available-for-sale debt securities	(503,108)	(415,372)
Amortization and write-off of deferred bond offering costs	298,975	517,365
Gain on sale of US treasury bonds — available for sale	—	(121,495)
Depreciation, depletion, amortization and impairment	2,662,334	805,657
Accretion of asset retirement obligation	51,292	—
Gain on sale of oil and gas properties	(120,193)	(515,000)
Deferred tax benefit	(92,000)	—
Change in assets and liabilities:
Increase in trading securities	(133,454)	(736,378)
(Increase) decrease in accounts receivable — trade	(603,136)	3,827,222
Decrease in accounts receivable from affiliated partnerships	256,245	580,692
(Increase) decrease in other assets	2,611,546	(255,879)
Increase (decrease) in accounts payable and accrued expenses	1,379,333	(591,836)
Decrease in deferred income from affiliated partnerships	(7,108,842)	(2,822,608)
Decrease in other long term liabilities	(68,630)	(571,159)

Net cash used in operating activities	(5,561,587)	(881,929)
Cash flows from investing activities:
Purchases of oil and gas properties	(16,793,768)	(6,325,689)
Purchase of property and equipment	(7,673)	(7,459)
Proceeds from the sale of oil and gas properties, net of selling fees	120,193	—
Proceeds from the sale of property and equipment, net of selling fees	24,000	52,353
Proceeds from U.S. Treasury Bonds — available-for-sale	92,883	1,345,116

Net cash used in investing activities	(16,564,365)	(4,935,679)
Cash flows from financing activities:
Payments on other long-term debt	(1,312,344)	(1,542,939)
Issuance of common stock, net	20,725,724	—
Repurchase of common stock	—	(29,940)
Issuance of preferred stock, net	126,730	4,968,034
Dividends paid on preferred stock	(4,633,741)	(1,735,998)

Net cash provided by financing activities	14,906,369	1,659,157

Net decrease in cash and cash equivalents	(7,219,583)	(4,158,451)
Cash and cash equivalents at beginning of period	24,528,999	23,184,936

Cash and cash equivalents at end of period	$17,309,416	$19,026,485

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$—	$816,883
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2004 and December 31, 2003, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and consolidated cash flows for the nine months ended September 30, 2004 and 2003. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements on Form 10-K for the year ended December 31, 2003. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2003 Annual Report on Form 10-K.

NOTE 2 — MANAGEMENT’S PLANS

The Company had a net loss of $1.9 million for the quarter ended September 30, 2004, as compared to a profit of $0.7 million for the corresponding quarter ending September 30, 2003. At September 30, 2004, current liabilities exceeded current assets by approximately $8.2 million. Cash used in operations activities was $5.6 million for the nine months ended September 30, 2004 as compared to $0.9 million for the nine months ended September 30, 2003.

In order to improve operations and liquidity and meet its cash flow needs, the Company has or intends to do the following:

•	Raise additional capital through the sale of common and or preferred stock, including a possible public offering of common stock through a registration statement filed with the Securities and Exchange Commission in August 2004;

•	Obtain a credit facility based in part on the value of our proven reserves, and

•	Increase oil and gas production and revenues by drilling our Wyoming and California properties.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations for the next twelve months.

NOTE 3 — STOCK OPTIONS

At September 30, 2004, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,873,768)	$664,966	$(4,191,949)	$(583,138)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(143,880)	(1,520)	(855,253)	(547,278)

Pro forma net income (loss)	$(2,017,648)	$663,446	$(5,047,202)	$(1,130,416)

Basic and diluted loss per share:
As reported -	$(0.18)	$(0.02)	$(0.49)	$(0.20)
Pro forma -	$(0.19)	$(0.02)	$(0.53)	$(0.23)

NOTE 4 — PLUGGING AND ABANDONMENT LIABILITY

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000 (using a 10% discount rate) and a cumulative effect of change in accounting principle of $88,000. During the three months ending September 30, 2004 and 2003 the asset retirement liability was increased by approximately $18,000 and $18,000 respectively, as a result of accretion and recorded as interest expense. During the nine months ending September 30, 2004 and 2003 the asset retirement liability was increased by approximately $51,000 and $60,000 respectively, as a result of accretion and recorded as interest expense. During the nine months ended September 30, 2004, there have been no significant changes in cash flow assumptions for the liability or liabilities incurred or settled during the period. The Company has treasury bills held in escrow with a fair market value of $2,766,000 which are legally restricted for potential plugging and abandonment liability in the Wilmington field.

NOTE 5 — CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2004, the Company raised approximately $20 million through the private placement of 2,850,000 shares of common stock and issued 1,425,000 warrants to five institutional investors managed by a large Boston-based investment advisor. The Company also sold 25,000 shares of its common stock for $175,000 and issued 12,500 warrants to a single investor. All warrants have expected lives of five years and have a cumulative weighted average exercise price of $11.11. During the three months ended September 30, 2004, 175,181 stock options were exercised at a price of $4 per option.

As of September 30, 2004, 6,560,809 shares of convertible preferred stock were issued and outstanding. Preferred dividends of approximately $1.6 million and $1.5 million were accrued at September 30, 2004 and December 31, 2003, respectively. The Company has incurred cumulative issuance costs of approximately $2.1 million in relation to these shares. For the nine months ended September 30, 2004, the Company issued 53,080 preferred shares, 41,750 relating to the recapitalization of drilling programs and 11,330 for cash consideration of approximately $135,960. The preferred stock pays an 8% cumulative dividend, which is payable quarterly, and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted at the election of the holder, commencing one year after the date of issuance. Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below. The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Preferred to Common
Until June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

With respect to 1,048,336 shares of preferred stock that are not subject to the above conversion rates, all of which consist of series A institutional 8% cumulative convertible preferred stock, the following conversion rates apply. At the election of the holder, until the later to occur of June 30, 2005 and one year after the effective date with the SEC of a registration statement, each share of preferred stock is convertible into one share of our common stock. Thereafter, until June 30, 2006, each share of preferred stock is convertible into 0.75 shares of common stock, and commencing July 1, 2006 and thereafter, each share of preferred stock is convertible into 0.50 shares of common stock.

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

NOTE 6 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive. Potential common shares at September 30, 2004 and September 30, 2003 of 11,791,780 and 10,404,758 respectively, relating to convertible bonds, debentures and preferred stock, 2,636,081 and 2,289,012, respectively, relating to incentive stock options and 1,618,125 potential shares relating to warrants at September 30, 2004, were excluded from the computation of diluted loss per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $5.65 and $5.04 at September 30, 2004 and September 30, 2003, respectively. Warrants have a weighted average exercise price of $11.11 at September 30, 2004. The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50. The preferred stock may be converted at the discretion of the holder (see Note 5).

NOTE 7 — LONG-TERM DEBT

The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $5 to $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding.

Bonds and debentures outstanding are as follows:

	September 30,	December 31,
	2004	2003
12% Sinking Fund Debentures, due December 31, 2007	$9,116,000	$9,616,000
12% Secured Convertible Debentures, due December 31, 2009	770,000	790,000
12% Secured Convertible Bonds, due December 31, 2010	1,700,000	1,705,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010	14,545,200	14,655,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015	11,642,500	11,792,500
12% Secured Convertible Bonds, due December 31, 2016	1,305,000	1,365,000
12% Sinking Fund Convertible Debentures, due December 31, 2017	5,135,000	5,500,000
12% Secured Convertible Bonds, due December 31, 2020	1,485,000	1,485,000
12% Secured Convertible Bonds, due December 31, 2022	1,136,000	1,186,000

	46,834,700	48,094,700
Less current portion	4,683,470	4,809,470

Long-term portion	$42,151,230	$43,285,230

NOTE 8 — CAPITALIZED INTEREST

Interest of approximately $1,473,000 and $1,603,000 was capitalized during the three months ended September 30, 2004 and 2003, respectively, relating to California and Wyoming properties. Interest of approximately $4,451,000 and $4,134,000 was capitalized during the nine months ended September 30, 2004 and 2003, respectively, relating to California and Wyoming properties.

NOTE 9 — CONTINGENCIES

Litigation

Arbitrations vs. Magness. On September 28, 1999, Magness Petroleum Company (“Magness Petroleum”), the joint venture partner of Warren Resources, Inc. (“the Company”) in the Wilmington Townlot Unit (the “Wilmington Unit”) in the Wilmington Field within the Los Angeles Basin of California, filed a complaint against the Company, Warren E&P, Inc., the Company’s principal operating subsidiary, and certain of the Company’s other subsidiaries in the Superior Court of Los Angeles County, California, alleging that the Company had breached its joint venture agreement with Magness Petroleum, as well as an alleged oral agreement regarding advance payment of expenses for drilling and completion operations. Magness Petroleum sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement. The Company successfully enforced the arbitration provision contained in the joint venture agreement and entered into a written stipulation with Magness Petroleum to submit the matter for arbitration by the Judicial Arbitration and Mediation Services (“JAMS”) before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge. Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness Petroleum’s claims for breach of contract, determined that Magness Petroleum was not entitled to reimbursement of direct labor charges to the field and tangible well costs, and held that he and JAMS would retain jurisdiction to enforce the final award. In addition, the parties stipulated on the record that Judge Wisot retain jurisdiction to adjudicate any future disputes among the parties. The Superior Court case was dismissed in January 2000.

     On August 8, 2001, Magness Petroleum filed a demand with the American Arbitration Association (“AAA”) reasserting its claims for dissolution of the joint venture under a new dissolution theory and breach of contract. The dissolution theory was based on Magness Petroleum’s claim that voting rights within the joint venture should be based on ownership of working interests in the Wilmington Unit, which includes property never contributed to the joint venture, instead of ownership of joint venture working interests. We then brought suit in California Superior Court seeking to enforce the original final award issued by Judge Wisot in the JAMS arbitration and to enforce the oral stipulation among the parties to have JAMS retain jurisdiction to adjudicate any future disputes. On September 24, 2003, after a number of court proceedings, the California Superior Court ordered JAMS to hear our motion to enforce the final award covering unauthorized direct labor charges and tangible costs and for the AAA to hear Magness Petroleum’s new theory of dissolution of the joint venture, to make a determination as to whether Magness Petroleum can independently drill new wells in the Wilmington Unit without our consent if the joint venture is not dissolved, and whether the Company is entitled to damages as a result of Magness Petroleum preventing the resumption of drilling activities by the Company as set forth in the final award issued by Judge Wisot in the JAMS arbitration.

     The JAMS arbitration hearing on the motion to enforce the final award was held on May 19, 2004. On August 23, 2004, the Company received Judge Wisot’s order dated August 16, 2004 granting the Company’s motion to enforce the final award covering unauthorized direct labor charges, ruling that charges of approximately $1.2 million are recoverable by the Company as improperly billed by Magness Petroleum to the joint venture. In his order, Judge Wisot also reserved jurisdiction to enter a further order calculating additional direct labor charges recoverable by the Company, plus interest, and to hear and determine whether to award attorneys’ fees and costs to the Company as well. A final Order from Judge Wisot was issued on October 28, 2004 awarding the Company damages for Magness’s unauthorized direct labor charges, and statutory interest and attorneys’ fees in the aggregate amount of $1,639,861.

     On January 24, 2004, the Company filed an amended answer in the AAA arbitration denying Magness Petroleum’s request to dissolve the joint venture, together with counterclaims seeking damages against Magness Petroleum initially in the amount of $15 million, which was subsequently increased to in excess of $40 million, on a number of grounds, including breach of contract. The Company also requested Magness Petroleum be removed as operator for the joint venture wells in the Wilmington Unit due to a breach of its duties and that an independent operator be appointed in its place. The Company asserted a further claim against Magness Petroleum that in the event the joint venture is dissolved prior to completion of the venture, the Company would be entitled to damages in the amount of $26 million. The AAA arbitration was held from May 3, 2004 through May 14, 2004 and further expert oral testimony was heard in Los Angeles on October

19, 2004. A ruling is expected in the AAA arbitration in the first quarter of 2005. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

We believe that we have meritorious defenses to Magness’s claims, as well as valid claims and counterclaims against Magness. We believe that we will prevail in upholding the validity and enforceability of the joint venture agreement. However, this is not certain, and although the consequences of Magness prevailing in a dissolution of the joint venture are not entirely predictable, if Magness does prevail in dissolving the joint venture, we believe that we would retain a 47% working interest in the undeveloped properties. If that were to occur, our estimated proved natural gas and oil reserves, as of December 31, 2003, would decrease from approximately 106 Bcfe to 73 Bcfe and the estimated discounted future net revenues from our estimated future net revenues from our estimated proved reserves would decrease from approximately $183 million to $129 million.

Gotham Insurance Company v. Warren. In 1998, we and our subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham. Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations. Warren E&P countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham. Gotham’s claims against Warren E&P and Warren were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court. In November 2003, Warren E&P appealed the San Antonio Court of Appeals’ panel decision to the Texas Supreme Court, and in July 2004, the Court denied appellate review. The matter has been remanded to the trial court in the 81st Judicial District Court of Frio County, Texas, for further proceedings consistent with the San Antonio Court of Appeals’ decision. Given that before the claim was filed by Warren and Warren E&P Gotham assigned the liability exposure under its policy to other insurance companies, who were not party to the action or reinsured its liability with other reinsurance companies, the trial court has set December 17, 2004 for a hearing to both determine the amount of actual loss incurred by Gotham and the amount of judgment liability to be paid by Warren and Warren E&P. If it is determined by the court that Gotham retained 100% of the liability exposure or is allowed to act on behalf of reinsures, under the Summary Judgment reversed in favor of Gotham by the San Antonio Court of Appeals Warren and/or Warren E&P will be obligated to repay Gotham $1.8 million.

We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Repurchase Agreements

Under certain repurchase agreements, the investor partners in certain affiliated partnerships have a right to have their interests repurchased by the Company. Such purchase price is calculated at a formula price and is payable in seven to 25 years from the date of admission to the partnership. For certain affiliated partnerships formed prior to 1998, the maximum purchase price for all such interests was fully secured at maturity by zero coupon U.S. treasury bonds held by an independent trust company. The face amounts of such securities are released to the Company when equal amounts of cash distributions are made to investors. As a result of the recapitalizations, any payment made under this guarantee would be recorded as a reduction to minority interest as shown on the Company’s balance sheet. At September 30, 2004, the maximum cash outlay relating to these contingent repurchase obligations is approximately $5.8 million. This amount is collateralized by U.S. treasury bonds with a face value of approximately $1.3 million.

For certain other repurchase agreements relating to partnerships formed from 1998 to 2001, investor partners have a right to have their interests repurchased by the Company at a formula price seven to 25 years from the date of the original partnership investment. In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price or the estimated cash flows discounted at 10% (“PV-10”) from proved developed and undeveloped reserves of each partnership. At September 30, 2004, the formula purchase price with respect to these partnerships was approximately $96.1 million. However, this amount is limited to approximately $15.8 million based on the PV-10 of the assets in these partnerships. This limitation may increase when we drill the remaining 22 net wells or place the remaining 27 net well on production on behalf of these seven drilling programs and will fluctuate due to the variables in determining discounted cash flows, such as price changes, reserve revisions, etc. In the event of repurchase, the Company receives the investor’s interest in the program and the investors pro rata share of the programs reserves and related future cash flows.

NOTE 10 — BUSINESS SEGMENT INFORMATION

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue
Turnkey Contracts	$3,858,446	$2,399,536	$7,108,842	$4,276,208
Oil and Gas Marketing	1,776,405	1,360,088	4,571,972	4,149,612
Oil and Gas Operations	1,851,845	1,926,699	4,652,877	4,759,192
Well Services	287,273	321,744	799,205	823,164
Other	363,801	165,465	1,367,422	1,044,040

	$8,137,770	$6,173,532	$18,500,318	$15,052,216

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Operating Income (Loss)
Turnkey Contracts	$(1,125,550)	$328,692	$(1,270,166)	919,667
Oil and Gas Marketing	35,766	24,174	106,932	82,619
Oil and Gas Operations	(243,012)	1,062,792	(1,028,645)	1,495,779
Well Services	138,396	203,152	388,973	374,797
Other	(838,484)	(683,804)	(2,369,946)	(3,229,697)

	$(2,032,884)	$935,006	$(4,172,852)	$(356,835)

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (loss) for the periods are as follow:

	2004	2003
Nine Months ending September 30,	$(4,053,663)	$(584,301)
Three Months ending September 30,	$(1,517,583)	$372,747

NOTE 12 — CONSENT SOLICITATION

During the fourth quarter of 2002, 13 limited partnerships, of which the Company was the managing general partner, commenced a vote solicitation of their limited partners (the “Partnership Recapitalization Offers”) to: (1) obtain the requisite two-thirds affirmative vote of their respective partners to convert the drilling program from a Delaware limited partnership into a Delaware limited liability company (the “LLC”) wherein all LLC members would have limited liability, including the Company, and (ii) upon conversion to an LLC, the Company would contribute as additional capital to the LLC its unregistered 8% convertible preferred stock with a value equal to between 110% to 120% of the potential repurchase price of consenting members’ interests (“Preferred Members”) calculated as of December 31, 2002. For its additional capital contribution, the Company received standard membership interests in the LLC and be specially allocated, pro rata as a standard member, the Preferred Members’ interests in the oil and gas properties owned by their respective programs (the “Recapitalization”). Members converting to Preferred Member interests received preferential rights in the LLC. Election by members to become Preferred Members terminated their repurchase rights as standard members under the LLC buy/sell agreements. At December 31, 2002, six of the 13 programs voted to convert to LLCs and because of the majority control by the Company were consolidated in the financial statements for the year ended December 31, 2002. As a result, the Company issued 1,342,960 preferred shares to these six LLC’s in 2002 with an estimated fair value of $16,115,520. At March 31, 2003, the remaining seven programs voted to convert to LLCs and on average 72.9% of the program members converted to become Preferred Members in their LLC. During the first quarter ended March 31, 2003, the Company issued 1,641,628 preferred shares to the remaining seven LLCs as a capital contribution, with an estimated fair value of $19,699,536 and received its pro rata share of additional standard membership interests in the LLCs. The fair value of the preferred shares was based on actual cash sales to independent parties in this time period. Due to the majority control of these thirteen affiliated partnerships, the Company has consolidated these entities for financial reporting purposes since March 31, 2003. The Company accounted for the remaining seven LLCs as a purchase transaction as of March 31, 2003, with the estimated fair value of the assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$3,512
Oil and gas properties	28,342,950

Total fair value of assets	28,346,462
Liabilities assumed
Accounts payable	144,122
Minority Interest	8,502,804

Total liabilities assumed	8,646,926

Cost of acquisition	$19,699,536

Subsequent to the recapitalization offers that closed during the first quarter of 2003, and on December 31, 2002, certain minority interest limited partners elected to convert to Preferred Members during the nine months ended September 30, 2004, which resulted in the Company issuing 41,750 preferred shares with an estimated fair value of $501,000.

The following summarizes pro forma unaudited results of operations for the nine months ended September 30, 2003 as if these acquisitions had been consummated immediately prior to January 1, 2003. These pro forma results are not necessarily indicative of future results.

Pro Forma (unaudited)
Nine months ended September 30,
2003
Revenues	$17,375,299
Net Income	$68,365
Income Per Share — Basic and diluted	$0.00

NOTE 13 — GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and as such, has not subsequently recorded any amortization of goodwill. Under SFAS No. 142, the Company only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three and nine months ended September 30, 2004 and 2003, no events occurred which would indicate that an impairment of goodwill existed.

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

Our future success depends upon the development of our core acreage. During 2004 and subsequent years, we plan to continue to develop our core acreage, which includes our coalbed methane acreage in the Atlantic and Pacific Rims in the Washakie Basin in Wyoming. Also, after the legal issues have been resolved, we intend to continue to develop our secondary recovery project in California. See “Legal Proceedings.”

LIQUIDITY AND CAPITAL RESOURCES:

Our primary source of liquidity since our formation has been the private sale of our equity and debt securities. These private placements primarily were made through a network of independent broker dealers. Since 1992, we have raised approximately $228 million through the private placements of interests in 31 drilling programs. Additionally, we have raised $71.6 million through the issuance of our debt securities and $71.0 million through the issuance of our equity securities. In our drilling programs, we fund the costs associated with acreage acquisition and the tangible portion of drilling activities, while investors in the drilling programs fund all intangible drilling costs. Our primary use of capital has been for the acquisition, development and exploration of our natural gas and oil properties. Additional uses of capital include the payment of dividends on our preferred stock, sinking fund requirements related to debentures and operating losses from operations.

During the first nine months of 2004, we raised $20.8 million from the sale of our common stock. During 2003, we also raised $6.4 million through the private placements of interests in our drilling program. Cumulatively, we raised $29.9 million during fiscal years 2003, 2002 and 2001 through the private placements of interests in our drilling programs. During 2003, we also raised $15.8 million through the private placements of our Series A 8% cumulative convertible preferred stock. Cumulatively, we raised $20.1 million during fiscal years 2003, 2002 and 2001 through the private placements of our debt or equity securities.

Our cash and cash equivalents decreased $7.2 million for the nine months ended September 30, 2004. This resulted from $16.5 million of cash used in investing activities and $5.6 million of cash used in operating activities offset by $14.9 million of cash provided by financing activities.

Cash used in investing activities primarily relates to expenditures on oil and gas properties during the first nine months of 2004. Cash used in operating activities primarily relates to drilling wells on behalf of the drilling programs. Cash provided from financing activities primarily relates to the sale of 2,850,000 shares of the Company’s common stock to five accredited investors for $7 per share and the exercise of 175,181 options at $4 per share. This was partially offset by dividends paid on preferred stock and payments on long term debt of $4.6 million and $1.3 million, respectively.

Our most material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $15.3 million at September 30, 2004. This commitment varies pro rata with the amount of funds raised through our drilling programs.

The Company had a net loss before dividends of $1.9 million for the three months ended September 30, 2004, as compared to a net profit before dividends of $0.7 million for the corresponding period ending September 30, 2003. At September 30, 2004, current liabilities exceeded current assets by approximately $8.2 million. During the first nine months of 2004, shareholders’ equity increased $12.6 million from $56.4 million to $69.0 million, primarily due to the sale of common stock as discussed above.

In order to improve operations and liquidity and meet our cash flow needs, we have done or intend to do the following:

•	Raise additional capital through the sale of common and or preferred stock, including a possible public offering of Common Stock through a registration statement filed with the Securities and Exchange Commission in August 2004;

•	Obtain a credit facility based in part on the value of our proven reserves, and

•	Increase oil and gas production and revenues by drilling our Wyoming and California properties.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2004.

Contractual obligations. There have been no material changes outside of the ordinary course of business in the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Turnkey contract revenue and expenses. Turnkey contract revenue increased $1.5 million in the third quarter to $3.9 million, a 61% increase compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense increased $2.9 million during the third quarter to $5.0 million, a 143% increase compared to the same period in 2003. The drilling activity was more active during the third quarter of 2004 compared to the corresponding quarter of 2003.

Net loss from turnkey activities was $1.1 million for the third quarter. This compares to net income of $0.4 million for the corresponding quarter in 2003. This increase in the net loss during the third quarter of 2004 results from a significant increase in drilling costs, such as drilling rig rates and steel prices.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities increased $0.4 million in the third quarter to $1.8 million, a 31% increase compared to the same period last year. Cost of oil and gas marketing activities increased $0.4 million in the quarter to $1.7 million, a 30% increase compared to the same quarter in 2003. Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended September 30, 2004 and 2003 was 0.35 Bcfe and 0.31 Bcfe, respectively. The average price per Mcfe during the third quarter of 2004 and 2003 was $5.01 and $4.38, respectively.

The gross profit from marketing activities for the third quarter of 2004 was $36 thousand as compared to $24 thousand in the same period last year.

Well services activities. Well services revenue decreased $34 thousand in the third quarter to $0.3 million, an 11% decrease compared to the corresponding quarter of the preceding year. Well services expense increased $30 thousand in the third quarter to $0.1 million.

Gross profit from well services activities was $138 thousand for the third quarter of 2004. This compared to gross profit of $203 thousand for the corresponding quarter of last year.

Oil and gas sales. Revenue from oil and gas sales increased $0.4 million in the third quarter to $1.9 million, a 31% increase compared to the same quarter in 2003. This increase resulted from the acquisition of certain oil and gas producing properties during 2004.

Net gain on investments. Net gain on investments was $49 thousand for the third quarter of 2004. Net loss on investments was $70 thousand during the third quarter of 2003. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest and other income increased $0.1 million in the third quarter to $0.3 million, a 34% increase compared to the same quarter in 2003. This represents an increase in interest earned on idle cash balances.

Gain on sale of assets. The $0.5 million gain on the sale of assets in 2003 resulted from the sale of certain non-strategic properties in New Mexico.

Production & exploration. Production and exploration expense increased $0.5 million in the third quarter of 2004 to $1.1 million, an 83% increase compared to the same quarter in 2003. This increased resulted from an increase in oil and gas production. Additionally, we incurred increased lease operating expenses related to environmental charges in our Washakie Basin properties.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expense increased $0.8 million for the quarter to $1.1 million, a 294% increase compared to the corresponding quarter last year. This increase resulted from the expiration of certain leases with a cost basis of $0.6 million. Additionally, this increase represents a higher cost basis in oil and gas properties in 2004 due to the consent solicitation, as compared to the same quarter in 2003, resulting in a higher depletion expense.

General and administrative expenses. General and administrative expenses increased $0.2 million in the third quarter of 2004 to $1.0 million, a 28% increase compared to the corresponding quarter last year. This increase reflects an increase in legal fees relating to the arbitration proceeding concerning our California property. See “Legal Proceedings”.

Interest expense. Interest expense increased $21 thousand in the third quarter to $0.1 million, a 23% increase compared to the same quarter last year. The amount of interest capitalized on our Wyoming and California properties totaled $1.5 and $1.6 million for the quarters ended September 30, 2004 and 2003, respectively.

Nine months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Turnkey contract revenue and expenses. Turnkey contract revenue increased $2.8 million in the first nine months of 2004 to $7.1 million, a 66% increase compared to the corresponding period of the preceding year. Additionally, turnkey contract expense increased $5.0 million during the first nine months of 2004 to $8.3 million, a 153% increase compared to the same period in 2003. The drilling activity was more active during the first nine months of 2004 compared to the corresponding period of 2003.

Net loss from turnkey activities was $1.2 million for the first nine months of 2004. This compares to net income of $1.0 million for the corresponding period in 2003. This increase in the net loss during the first nine months of 2004 results from a significant increase in drilling costs, such as drilling rig rates and steel prices. Additionally, the increase in net loss results from drilling Washakie wells with lower profit margins in the first nine months of 2004 as compared to drilling shallow re-entry wells with higher profit margins in 2003.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities increased $0.4 million in the first nine months of 2004 to $4.6 million, a 10% increase compared to the same period last year. Cost of oil and gas marketing activities increased $0.4 million in the first nine months of 2004 to $4.5 million, a 10% increase compared to the same period in 2003. Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the nine months ended September 30, 2004 and 2003 was 1.0 Bcfe and 1.0 Bcfe, respectively. The average price per Mcfe during the first nine months of 2004 and 2003 was $4.48 and $4.26, respectively.

The gross profit from marketing activities for the first nine months of 2004 was $0.1 million as compared to $0.1 million in the same period last year.

Well services activities. Well services revenue decreased $24 thousand in the first nine months of 2004 to $0.8 million, a 3% decrease compared to the corresponding period of the preceding year. Well services expense decreased $38 thousand in the first nine months of 2004 to $0.4 million.

Gross profit from well services activities was $0.4 million for the first nine months of 2004. This compared to gross profit of $0.4 million for the corresponding period last year.

Oil and gas sales. Revenue from oil and gas sales increased $0.3 million in the first nine months of 2004 to $4.5 million, a 7% increase compared to the same period in 2003. This increase resulted from the acquisition of certain oil and gas producing properties during 2004. This increase was offset by a retroactive adjustment which reduced our oil and gas sales in accordance with the reduction in our working interest percentage in the Sun Dog Unit in the Washakie Basin. In accordance with the Washakie Basin Unit Operating Agreement, our working interest percentage increases or decreases retroactively as the federal unit expands.

Net gain on investments. Net loss on investments was $39 thousand for the first nine months of 2004. Net gain on investments was $57 thousand during the first nine months of 2003. Primarily, investments represent zero coupon U.S. treasury bonds held in our inventory. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest and other income increased $0.4 million in the first nine months of 2004 to $1.4 million, a 42% increase compared to the same period in 2003. The increase reflects the reversal of a reserve related to the recognition of drilling credits.

Gain on sale of assets. The $0.5 million gain on the sale of assets in 2003 resulted from the sale of certain non-strategic properties in New Mexico.

Production & exploration. Production and exploration expense increased $0.6 million in the first nine months of 2004 to $3.2 million, a 23% increase compared to the same period in 2003. This increased resulted from an increase in oil and gas sales. Additionally, we incurred increased lease operating expenses related to environmental charges in our Washakie Basin properties.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expense increased $1.9 million for the first nine months of 2004 to $2.7 million, a 230% increase compared to the corresponding period last year. This increase resulted from the expiration of certain leases with a cost basis of $1.2 million. Additionally, this increase represents a higher cost basis in oil and gas properties in 2004 due to the consent solicitation, as compared to the same period in 2003, resulting in a higher depletion expense.

General and administrative expenses. General and administrative expenses increased $0.4 million in the first nine months of 2004 to $3.3 million, a 13% increase compared to the corresponding period last year. This increase reflects an increase in legal fees relating to our California property. See “Legal Proceedings”.

Interest expense. Interest expense decreased $1.0 million in the first nine months of 2004 to $0.4 million, a 72% decrease compared to the same period last year. This decrease reflects an increase in the amount of interest capitalized on our Wyoming and California properties due to the consent solicitation.

Off Balance Sheet Arrangements

Under the terms of our drilling programs formed from 1998 to 2001, investors have the right to require us to repurchase their interests in each program for a formula price from seven to 25 years from the date of the partnership’s formation. However, the formula price is not to exceed the cash flows discounted at 10% (“PV-10”) of the assets attributable to such interest in each individual drilling program. At September 30, 2004, the formula purchase price with respect to these partnerships was approximately $96.1 million. However, this amount is limited to approximately $15.8 million based on the PV-10 of these assets in these partnerships. This limitation may increase when we drill the remaining 22 net wells or place the remaining 27 net wells on production on behalf of these seven drilling programs and will fluctuate due to the variables in determining discounted cash flows, such as price changes, reserve revisions, etc. In the event of repurchase, the Company receives the investor’s interest in the program and their pro rata share of the programs reserves and related future cash flows.

The table below presents the repurchase commitment associated with these programs, with and without the PV-10 limitation:

	Amount of repurchase commitment per period (in thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitment without the PV-10 limitation	$96,068	—	$43,236	$51,359	$1,473

Commitment with the PV-10 limitation (1)	$15,797	—	$5,806	$9,609	$382

(1)      Based on partnership reserves taken from the Williamson Petroleum Consultants partnership reserve report as of December 31, 2003 and using pricing at that date. However, this report does not include reserves for 22 net wells that are scheduled to be drilled for these programs through the first half of 2005.

Additional Repurchase Commitments

Under the terms of 13 of our drilling programs formed before 1998, the minority interest investors have the right to require us to repurchase their interests in each program for a formula price either seven years from the date of a partnership’s formation, or between the 15th and 25th anniversary of their formation. The formula price is computed as the original capital contribution of the investor reduced by the greater of cash distributions we made to the investor, or 10% for every $1.00 which the oil price at the repurchase date is below $13.00 per barrel adjusted by the CPI changes since the program’s formation. If we purchase interests in these drilling programs, this will result in a decrease of minority interest on the Company’s balance sheet. Additionally, we will receive the pro rata share of the reserves and related future net cash flows applicable to this interest. There is no repurchase obligation for programs formed during and after 2002.The table below presents the repurchase commitment associated with the pre-1998 drilling programs, giving no effect to any reserve value that is acquired in repurchase.

	Amount of repurchase commitment per period (in thousands)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Pre-1998 Partnerships	$5,829	$4,481	—	—	$1,348

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

Our estimate of proved reserves is based on the quantities of oil and gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Our reserve estimates and the projected cash flows derived from these reserve estimates are prepared, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us. The accuracy of our reserve estimates depends in part on the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

Revenue Recognition

Affiliated partnerships enter into agreements with us to drill wells to completion for a fixed price. We, in turn, enter into drilling contracts primarily with unrelated parties to drill wells on a day work basis. Therefore, if problems are encountered on a well, the cost of that well will increase and gross profit will decrease and could result in a loss on the well. We recognize revenue from the turnkey drilling agreements on a proportional performance method as services are performed. This involves management making judgments and estimates as to the various stage of completion of each well based on the review of drilling logs, status reports from engineers and historical experience in completing similar wells. When estimates of revenues and expenses indicate a loss, the total estimated loss is accrued. Oil and gas sales result from undivided interests held by us in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to or picked up by the purchaser. Oil and gas sales from marketing activities result from sales by us of oil and gas produced by affiliated joint ventures and partnerships and are recognized when delivered to purchasers.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 143, or SFAS 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003 and recorded a net asset of $557,000, a related liability of $645,000, using a 10% discount rate, and a cumulative effect on change in accounting principle on prior years of $88,000. As of December 31, 2002, we had an allowance for asset retirement obligations of $434,000 relating to certain nonproducing wells. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact on the quarterly results for 2002, assuming an adoption of this accounting standard on a pro forma basis. During 2003, the asset retirement liability was increased by approximately $62,000 as a result of accretion and recorded as interest expense. Also during 2003, we sold certain non-strategic oil and gas properties deemed not commercially productive, which resulted in a decrease to the asset retirement liability of approximately $245,000. We have treasury bills held in escrow with a fair market value of $2,766,000 that are legally restricted for potential plugging and abandonment liability in the Wilmington unit.

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

During the fiscal quarter and nine months covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Arbitrations vs. Magness. On September 28, 1999, Magness Petroleum Company (“Magness Petroleum”), the joint venture partner of Warren Resources, Inc. (“the Company”) in the Wilmington Townlot Unit (the “Wilmington Unit”) in the Wilmington Field within the Los Angeles Basin of California, filed a complaint against the Company, Warren E&P, Inc., the Company’s principal operating subsidiary, and certain of the Company’s other subsidiaries in the Superior Court of Los Angeles County, California, alleging that the Company had breached its joint venture agreement with Magness Petroleum, as well as an alleged oral agreement regarding advance payment of expenses for drilling and completion operations. Magness Petroleum sought dissolution of the joint venture, an accounting and a declaratory judgment as to the rights of the parties under the joint venture agreement. The Company successfully enforced the arbitration provision contained in the joint venture agreement and entered into a written stipulation with Magness Petroleum to submit the matter for arbitration by the Judicial Arbitration and Mediation Services (“JAMS”) before the Honorable Keith J. Wisot, a retired Los Angeles Superior Court Judge. Judge Wisot, as the arbitrator, ruled that the joint venture agreement is a valid enforceable agreement, declined to dissolve the joint venture, denied Magness Petroleum’s claims for breach of contract, determined that Magness Petroleum was not entitled to reimbursement of direct labor charges to the field and tangible well costs, and held that he and JAMS would retain jurisdiction to enforce the final award. In addition, the parties stipulated on the record that Judge Wisot retain jurisdiction to adjudicate any future disputes among the parties. The Superior Court case was dismissed in January 2000.

On August 8, 2001, Magness Petroleum filed a demand with the American Arbitration Association (“AAA”) reasserting its claims for dissolution of the joint venture under a new dissolution theory and breach of contract. The dissolution theory was based on Magness Petroleum’s claim that voting rights within the joint venture should be based on ownership of working interests in the Wilmington Unit, which includes property never contributed to the joint venture, instead of ownership of joint venture working interests. We then brought suit in California Superior Court seeking to enforce the original final award issued by Judge Wisot in the JAMS arbitration and to enforce the oral stipulation among the parties to have JAMS retain jurisdiction to adjudicate any future disputes. On September 24, 2003, after a number of court proceedings, the California Superior Court ordered JAMS to hear our motion to enforce the final award covering unauthorized direct labor charges and tangible costs and for the AAA to hear Magness Petroleum’s new theory of dissolution of the joint venture, to make a determination as to whether Magness Petroleum can independently drill new wells in the Wilmington Unit without our consent if the joint venture is not dissolved, and whether the Company is entitled to damages as a result of Magness Petroleum preventing the resumption of drilling activities by the Company as set forth in the final award issued by Judge Wisot in the JAMS arbitration.

The JAMS arbitration hearing on the motion to enforce the final award was held on May 19, 2004. On August 23, 2004, the Company received Judge Wisot’s order dated August 16, 2004 granting the Company’s motion to enforce the final award covering unauthorized direct labor charges, ruling that charges of approximately $1.2 million are recoverable by the Company as improperly billed by Magness Petroleum to the joint venture. In his order, Judge Wisot also reserved jurisdiction to enter a further order calculating additional direct labor charges recoverable by the Company, plus interest, and to hear and determine whether to award attorneys’ fees and costs to the Company as well. A final Order from Judge Wisot was issued on October 28, 2004 awarding the Company damages for Magness’s unauthorized direct labor charges, and statutory interest and attorneys’ fees in the aggregate amount of $1,639,861.

On January 24, 2004, the Company filed an amended answer in the AAA arbitration denying Magness Petroleum’s request to dissolve the joint venture, together with counterclaims seeking damages against Magness Petroleum initially in the amount of $15 million, which was subsequently increased to in excess of $40 million, on a number of grounds, including breach of contract. The Company also requested Magness Petroleum be removed as operator for the joint venture wells in the Wilmington Unit due to a breach of its duties and that an independent operator be appointed in its place. The Company asserted a further claim against Magness Petroleum that in the event the joint venture is dissolved prior to completion of the venture, the Company would be entitled to damages in the amount of $26 million. The AAA arbitration was held from May 3, 2004 through May 14, 2004 and further expert oral testimony was heard in Los Angeles on October 19, 2004. A ruling is expected in the AAA arbitration in the first quarter of 2005. Accordingly, pending final resolution, further development of the Wilmington Field will be curtailed.

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

Gotham Insurance Company v. Warren. In 1998, we and our subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham. Gotham paid over $1.7 million under the insurance policy and now seeks a refund of approximately $1.5 million of monies paid, denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations. Warren E&P countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered for Warren E&P on essentially all claims except its bad faith claims against Gotham. Gotham’s claims against Warren E&P and Warren were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court. In November 2003, Warren E&P appealed the San Antonio Court of Appeals’ panel decision to the Texas Supreme Court, and in July 2004, the Court denied appellate review. The matter has been remanded to the trial court in the 81st Judicial District Court of Frio County, Texas, for further proceedings consistent with the San Antonio Court of Appeals’ decision. Given that before the claim was filed by Warren by Warren E&P Gotham assigned the liability exposure under its policy to other insurance companies, who were not party to the action or reinsured its liability with other reinsurance companies, the trial court has set December 17, 2004 for a hearing to both determine the amount of actual loss incurred by Gotham and the amount of judgment liability to be paid by Warren and Warren E&P. If it is determined by the court that Gotham retained 100% of the liability exposure or is allowed to act on behalf of reinsures, under the Summary Judgment reversed in favor of Gotham by the San Antonio Court of Appeals Warren and/or Warren E&P will be obligated to repay Gotham $1.8 million.

We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2. Changes in Securities

     a. In July 2004, the Company completed an equity private placement financing. The Company, for a negotiated total purchase price of $5,950,000, sold 850,000 shares of common stock, five-year Class A warrants to purchase 212,500 shares of common stock at $10 per share, and five-year Class B warrants to purchase 212,500 shares at $12.50 per share. These warrants are subject to a cash-only exercise provision. The securities were sold only to “accredited investors” as defined in Rule 501(a) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Additionally, pursuant to the Subscription and Registration Rights Agreement dated July 31, 2004, commencing the earlier of February 3, 2005 or 170 days after the completion of an initial public offering by the Company, certain holders have a right to demand that 850,000 shares of outstanding common stock and 425,000 shares of common stock issuable upon exercise of our Class A and Class B warrants, be registered under the Securities Act. The five purchasers of the equity private placement were institutional investors managed by a Boston-based institutional investment adviser. These securities have not been registered under the Securities Act, or under state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

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

(b) Reports on Form 8-K

     On August 27, 2004 we filed a Current Report on Form 8-K updating the status of the arbitration in JAMS with Magness Petroleum Company and announcing that on August 23, 2004, we received Judge Wisot’s order dated August 16, 2004 granting our motion to enforce the final award covering unauthorized direct labor charges, ruling that charges of approximately $1.2 million are recoverable by us as improperly billed by Magness Petroleum to the joint venture. In his order, Judge Wisot also reserved jurisdiction to enter a further order calculating additional direct labor charges recoverable by us, plus interest, and to hear and determine whether to award attorneys’ fees and costs to us as well.

     On August 25, 2004 Warren filed a Current Report on Form 8-K along with its press release announcing that it had filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for an initial public offering of its common stock. KeyBanc Capital Markets, a division of McDonald Investments Inc., is acting as the sole bookrunning lead managing underwriter. Jefferies & Company, Inc. and Sanders Morris Harris, Inc. are acting as co-managing underwriters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)

	By:	/s/ Timothy A. Larkin

Timothy A. Larkin
Executive Vice President,
Date: November 11, 2004		Chief Financial Officer and
Principal Accounting Officer