Form 10-K/A
period 2003-12-31
WARREN RESOURCES INC
filed 2004-11-29
CIK 892986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-33275

Warren Resources, Inc.

(Exact name of registrant as specified in its charter)

Maryland	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

489 Fifth Avenue, New York, New York 10017
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 697-9660

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of November 29, 2004: there is no publicly quoted market value for the registrant’s voting Common Stock. As of November 29, 2004, there were 21,959,706 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being submitted solely in order to amend and correct a wording error in Item 9A in the phrase “there have been no significant changes in the internal controls” to state instead “there have been no changes in the internal controls.” As a result of the amended text in Item 9A, the Section 302 Certifications filed as Exhibits in Item 15 have been re-executed as of the date of this Form 10-K/A (Amendment No. 1). No revisions have been made to the Registrant’s financial statements or any other disclosure contained in our original Annual Report on Form 10-K.

PART II

Item 9A. Controls and Procedures

     The last sentence of this item shall be deleted and replaced in its entirety with the following:

     “In addition, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.”

PART IV

Item 15: Exhibits, Financial Statement Schedules

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC
By	/s/ Norman F. Swanton Norman F. Swanton	President, Chief Executive Officer, Director and Chairman
By	/s/ Timothy A. Larkin Timothy A. Larkin	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

Dated: November 29, 2004

2