Form 10-Q/A
period 2004-03-31
WARREN RESOURCES INC
filed 2004-11-29
CIK 892986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [✓]

As of November 29, 2004, there were 21,959,706 shares of the registrant’s voting Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-QA (Amendment No. 1) is being submitted solely in order to amend and correct a wording error in Item 4 in the phrase “there have been no significant changes in the internal controls” to state instead “there have been no changes in the internal controls.” As a result of the amended text in Item 4, the Section 302 Certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Form 10-Q/A (Amendment No. 1). No revisions have been made to the Registrant’s financial statements or any other disclosure contained in our original Quarterly Report on Form 10-Q.

PART I

Item 4. Controls and Procedures

     The last sentence of this section shall be replaced in its entirety and shall state:

     “In addition, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.”

PART II

Item 6: Exhibits.

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