Form 10-Q/A
period 2004-06-30
WARREN RESOURCES INC
filed 2004-11-29
CIK 892986

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

WARREN RESOURCES, INC.

By	/s/ Norman F. Swanton	President, Chief Executive Officer, Director and Chairman

Norman F. Swanton

By	/s/ Timothy A. Larkin	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

Timothy A. Larkin

Dated: November 29, 2004

2