Form 10-Q/A
period 2004-09-30
WARREN RESOURCES INC
filed 2004-11-29
CIK 892986

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being submitted solely in order to amend and correct a wording error in Item 4 in the phrase “there have been no significant changes in the internal controls” to state instead “there have been no changes in the internal controls.” As a result of the amended text in Item 4, the Section 302 Certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Form 10-Q/A (Amendment No. 1). No revisions have been made to the Registrant’s financial statements or any other disclosure contained in our original Quarterly Report on Form 10-Q.

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