Form 10-K/A
period 2003-12-31
WARREN RESOURCES INC
filed 2004-12-08
CIK 892986

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-33275

Warren Resources, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	11-3024080 (I.R.S. Employer Identification Number)

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant as of December 7, 2004: there is no publicly quoted market value for the registrant’s voting Common Stock. As of December 7, 2004, there were 23,409,706 shares of the registrant’s voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents

PB DRAFT 11/15/04

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) is being submitted solely in order to amend and correct a wording error in Item 9A in the phrase “there have been no significant changes in the internal controls” to state instead “there have been no changes in the internal controls.” As a result of the amended text in Item 9A, the Section 302 Certifications filed as Exhibits in Item 15 have been re-executed as of the date of this Form 10-K/A (Amendment No. 2). No revisions have been made to the Registrant’s financial statements or any other disclosure contained in our original Annual Report on Form 10-K.

PART II

Item 9A. Controls and Procedures

     Warren’s Chief Executive Officer and Chief Financial Officer (Certifying Officers) performed an evaluation of the Warren Resource, Inc.’s (the “Company’s”) disclosure controls and procedures as of the end of the period covered by this Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WARREN RESOURCES, INC.

	/s/ Norman F. Swanton	President, Chief Executive Officer,
By		Director and Chairman
Norman F. Swanton
	/s/ Timothy A. Larkin	Executive Vice President, Chief
By		Financial Officer, and Principal
	Timothy A. Larkin	Accounting Officer

Dated: December 7, 2004

2