Form 10-Q/A
period 2004-03-31
WARREN RESOURCES INC
filed 2004-12-08
CIK 892986

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Table of Contents

EXPLANATORY NOTE

This Form 10-QA (Amendment No. 2) is being submitted solely in order to amend and correct a wording error in Item 4 in the phrase “there have been no significant changes in the internal controls” to state instead “there have been no changes in the internal controls.” As a result of the amended text in Item 4, the Section 302 Certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Form 10-Q/A (Amendment No. 2). No revisions have been made to the Registrant’s financial statements or any other disclosure contained in our original Quarterly Report on Form 10-Q.

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

     During the fiscal quarter covered by this report, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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