Form 10-Q
period 2005-06-30
WARREN RESOURCES INC
filed 2005-08-10
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☐ No ☑
The aggregate number of Registrant’s outstanding shares on August 9, 2005 was 42,033,926 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,800,596	$99,920,885
Accounts receivable — trade, net	2,180,063	1,481,925
Accounts receivable from affiliated partnerships	128,150	143,297
Trading securities	108,429	174,247
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value (amortized cost of $563,440 in 2005 and $5,944,587 in 2004)	680,162	6,099,968
Other current assets	537,358	211,509

Total current assets	60,434,758	108,031,831

OTHER ASSETS
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depreciation, depletion and amortization	134,085,489	116,595,306
Property and equipment—at cost, net	561,921	395,444
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value (amortized cost of $5,783,579 in 2005 and $10,778,899 in 2004)	7,105,197	12,062,085
Deferred bond offering costs (net of accumulated amortization of $5,422,694 in 2005 and $4,080,257 in 2004)	1,018,375	2,360,812
Goodwill	3,430,246	3,430,246
Other assets	6,761,147	4,034,937

Total other assets	152,962,375	138,878,830

	$213,397,133	$246,910,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of debentures	$1,714,350	$17,316,070
Current maturities of other long-term liabilities	356,697	353,516
Accounts payable and accruals	13,406,883	16,153,851
Deferred income—turnkey drilling contracts with affiliated partnerships	7,918,183	11,908,389

Total current liabilities	23,396,113	45,731,826

LONG-TERM LIABILITIES
Debentures, less current portion	15,429,150	29,160,630
Other long-term liabilities, less current portion	3,489,378	3,207,809

	18,918,528	32,368,439

MINORITY INTEREST	7,543,362	11,240,990

STOCKHOLDERS’ EQUITY
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 1,475,120 shares in 2005 and 6,560,809 shares in 2004 (aggregate liquidation preference $17,701,440 in 2005 and $78,729,708 in 2004)	17,355,119	77,270,413
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 41,928,774 in 2005 and 34,347,854 shares in 2004	4,193	3,435
Additional paid-in-capital	226,842,399	157,847,314
Accumulated deficit	(80,800,075)	(77,689,476)
Accumulated other comprehensive income, net of applicable income taxes of $576,000 in 2005 and 2004	865,549	865,775

	164,267,185	158,297,461

Less common stock in Treasury—at cost; 632,250 shares in 2005 and 2004	728,055	728,055

Total stockholders’ equity	163,539,130	157,569,406

	$213,397,133	$246,910,661

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, (Unaudited)		June 30, (Unaudited)
	2005	2004	2005	2004
REVENUES
Turnkey contracts with affiliated partnerships	$1,324,538	$2,341,462	$3,603,855	$3,250,396
Oil and gas sales from marketing activities	2,310,421	1,411,992	4,506,495	2,795,567
Well services	284,636	281,327	825,295	511,932
Oil and gas sales	2,929,324	1,454,364	5,105,911	2,680,839
Net gain on investments	329,441	(137,784)	360,901	(87,971)
Interest and other income	697,909	558,692	1,590,610	1,091,592
Gain on sale of oil and gas properties	89,441	120,193	89,441	120,193

	7,965,710	6,030,246	16,082,508	10,362,548

EXPENSES
Turnkey contracts	1,746,209	1,909,964	3,767,210	3,343,404
Cost of marketed oil and gas purchased from affiliated partnerships	2,278,353	1,376,182	4,443,445	2,724,401
Well services	171,642	149,477	366,031	261,355
Production & exploration	1,999,872	1,047,884	2,673,034	2,046,301
Depreciation, depletion, amortization and impairment	918,257	1,131,469	1,680,152	1,533,614
General and administrative	1,467,007	1,164,948	2,932,351	2,337,236
Interest	499,523	147,352	1,606,277	256,205
Retirement of debt	349,037	—	1,524,270	—

	9,429,900	6,927,276	18,992,770	12,502,516

Loss before income taxes and minority interest	(1,464,190)	(897,030)	(2,910,262)	(2,139,968)

Deferred income tax expense (benefit)	(114,000)	360,000	—	146,000

Net loss before minority interest	(1,350,190)	(1,257,030)	(2,910,262)	(2,285,968)

Minority interest	(32,303)	(2,285)	(200,337)	(32,213)

Net loss	(1,382,493)	(1,259,315)	(3,110,599)	(2,318,181)

Less dividends and accretion on preferred shares	1,602,191	1,644,396	3,242,623	3,290,321

Net loss applicable to common stockholders	$(2,984,684)	$(2,903,711)	$(6,353,222)	$(5,608,502)

Basic and diluted loss per common share	$(0.08)	$(0.15)	$(0.18)	$(0.31)

Weighted average common shares outstanding	36,379,461	18,741,820	35,146,437	18,357,891
The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, (Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(3,110,599)	$(2,318,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on available-for-sale debt securities	(362,487)	(333,551)
Amortization and write-off of deferred bond offering costs	947,850	221,623
Gain on sale of US treasury bonds—available for sale	(418,001)	—
Depreciation, depletion, amortization and impairment	1,680,152	1,533,614
Accretion of asset retirement obligation	36,543	33,281
Gain on sale of oil and gas properties	(89,441)	(120,193)
Expense on the issuance of warrants	21,705	—
Deferred tax expense	—	146,000
Change in assets and liabilities:
(Increase) decrease in trading securities	65,818	(72,720)
Increase in accounts receivable—trade	(698,138)	(996,252)
Decrease in accounts receivable from affiliated partnerships	15,147	251,213
(Increase) decrease in other assets	(3,052,059)	1,106,514
Decrease in accounts payable and accruals	(1,306,195)	(618,563)
Decrease in deferred income from affiliated partnerships	(3,990,206)	(3,250,396)
Decrease in other long term liabilities	(13,069)	(72,950)

Net cash used in operating activities	(10,272,980)	(4,490,561)

Cash flows from investing activities:
Purchases of oil and gas properties	(25,740,069)	(10,235,162)
Purchase of property and equipment	(245,049)	(6,108)
Proceeds from the sale of oil and gas properties	180,000	120,193
Proceeds from the sale of property and equipment	—	24,000
Proceeds from U.S. Treasury Bonds—available-for-sale	11,156,955	64,616

Net cash used in investing activities	(14,648,163)	(10,032,461)

Cash flows from financing activities:
Payments on debt and debentures	(16,986,268)	(1,209,460)
Issuance of common stock, net	361,716	14,175,000
Issuance of preferred stock, net	—	126,730
Dividends paid on preferred stock	(1,574,594)	(3,065,245)

Net cash provided by (used in) financing activities	(18,199,146)	10,027,025

Net decrease in cash and cash equivalents	(43,120,289)	(4,495,997)
Cash and cash equivalents at beginning of period	99,920,885	24,528,999

Cash and cash equivalents at end of period	$56,800,596	$20,033,002

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$1,340,484	$—
Cash paid for income taxes	$—	$—
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
The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2005 and December 31, 2004, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and consolidated cash flows for the six months ended June 30, 2005 and 2004. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements on Form 10-K for the year ended December 31, 2004. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2004 Annual Report on Form 10-K.
NOTE 2—STOCK OPTIONS
At June 30, 2005, the Company had stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss per share if the Company had applied the fair-value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, applicable to common stockholders, as reported	$(2,984,684)	$(2,903,711)	$(6,353,222)	$(5,608,502)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	(693,875)	(2,614,482)	(711,373)

Pro forma net loss applicable to common stockholders, as reported	$(2,984,684)	$(3,597,586)	$(8,967,704)	$(6,319,875)

Basic and diluted loss per share:
As reported —	$(0.08)	$(0.15)	$(0.18)	$(0.31)
Pro forma —	$(0.08)	$(0.19)	$(0.26)	$(0.34)
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
NOTE 3—PLUGGING AND ABANDONMENT LIABILITY
The Company accounts for Asset Retirement Obligations under SFAS No. 143. During the three months ending June 30, 2005 and 2004 the asset retirement liability was increased by approximately $23,000 and $17,000 respectively, as a result of accretion and recorded as interest expense. Additionally during the six months ended June 30, 2005, and June 30, 2004, the asset retirement obligation was increased by approximately $37,000 and $33,000, as a result of accretion and recorded as interest expense. During the six months ended June 30, 2005, there have been no significant changes in cash flow assumptions for the liability or liabilities settled during the period. As a result of the acquisition of the Magness interest in the Wilmington field an additional retirement obligations of $0.3 million was recorded in the first quarter of 2005. The Company has treasury bills held in escrow with a fair market value of $2.8 million which are legally restricted for potential plugging and abandonment liability in the Wilmington field.
NOTE 4—CHANGES IN STOCKHOLDERS’ EQUITY
During the six months ended June 30, 2005, holders of 5,085,689 shares of convertible preferred stock have converted into common stock on a one-for-one share basis, and 1,475,120 shares of convertible preferred stock remain outstanding as of June 30, 2005. Preferred dividends of approximately $3.1 million and $1.6 million were accrued at June 30, 2005 and December 31, 2004, respectively. The accrued dividend at March 31, 2005 and June 30, 2005 has not been paid as of the date of this filing. The Company has incurred cumulative issuance costs of approximately $2.1 million in relation to these shares. The preferred stock pays an 8% cumulative dividend, which is payable quarterly, and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted at the election of the holder, commencing one year after the date of issuance. Each outstanding redeemable convertible preferred share is convertible into common stock of the Company based on the table below. The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Preferred to Common
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50
With respect to 644,605 shares of preferred stock that are not subject to the above conversion rates, all of which consist of series A institutional 8% cumulative convertible preferred stock, the following conversion rates apply. At the election of the holder these shares can be converted into common shares on a one-for-one basis until December 16, 2005. Thereafter, until June 30, 2006, each share of preferred stock is convertible into 0.75 shares of common stock, and commencing July 1, 2006 and thereafter, each share of preferred stock is convertible into 0.50 shares of common stock.
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
At June 30, 2005, there were 839,892 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $10,078,704 between October 1, 2009 and June 30, 2010 and 635,228 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $7,622,736 on or after July 1, 2010.

During the second quarter of 2005, the Company and the preferred holders agreed by greater than the requisite 66.67% majority that a dividend be paid in kind with Warren’s common stock for the accrued dividend for the quarters ended March 31 and June 30, 2005, which amount equals $.48 per share, or approximately $3.1 million in the aggregate. The shares of common stock to be issued as the preferred dividend are to be valued based upon 95% of the weighted average price for the publicly traded common stock for the last 5 trading days of June 2005 which results in an additional dividend being paid of approximately $165 thousand. The weighted average price was $10.49, and 95% of the weighted average price was $9.97 per share. Accordingly, Warren is planning to issue a total of 315,867 shares of its common stock after these shares are registered under a Form S-3 registration statement.
During the three months ended June 30, 2005, employees exercised a total of 90,429 options at an exercise price of $4 per share.
During the six months ended June 30, 2005, the Company issued 2,401,984 shares of common stock to certain convertible debenture holders. Of this amount 2,047,000 shares related to the conversion of the Company’s 2010 Sinking Fund Convertible Bonds in the second quarter of 2005.
NOTE 5—LOSS PER SHARE
Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive. Potential common shares at June 30, 2005 and June 30, 2004, of 3,344,023 and 11,869,785 respectively, relating to convertible bonds, debentures and preferred stock, 3,253,277 and 2,751,262, respectively, relating to incentive stock options and 3,161,681and 1,193,125 potential shares relating to warrants at June 30, 2005 and June 30, 2004, respectively, were excluded from the computation of diluted loss per share because they are anti-dilutive. Incentive stock options have a weighted average exercise price of $6.45 and $5.45 at June 30, 2005 and June 30, 2004, respectively. Warrants have a weighted average exercise price of $11.17 and $11.07 at June 30, 2005 and June 30, 2004, respectively. The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $8 to $50. The preferred stock may be converted at the discretion of the holder (see Note 4).
NOTE 6—LONG-TERM DEBT
The convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $8 to $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding.
Bonds and debentures outstanding are as follows:

		December 31,
	June 30, 2005	2004
12% Sinking Fund Debentures, due December 31, 2007 (1)	$—	$9,036,000
12% Secured Convertible Debentures, due December 31, 2009 (2)	735,000	770,000
12% Secured Convertible Bonds, due December 31, 2010 (2)	1,685,000	1,700,000
13.02% Sinking Fund Convertible Debentures, due December 31, 2010 (4)	—	14,372,200
13.02% Sinking Fund Convertible Debentures, due December 31, 2015 (3)	10,832,500	11,632,500
12% Secured Convertible Bonds, due December 31, 2016 (2)	1,270,000	1,305,000
12% Sinking Fund Convertible Debentures, due December 31, 2017 (1)	—	5,040,000
12% Secured Convertible Bonds, due December 31, 2020 (3)	1,485,000	1,485,000
12% Secured Convertible Bonds, due December 31, 2022 (3)	1,136,000	1,136,000

	17,143,500	46,476,700
Less current portion	1,714,350	17,316,070

Long-term portion	$15,429,150	$29,160,630

(1)	In January 2005, the Company called for full redemption on June 30, 2005, certain sinking fund debentures. The 2007 and 2017 bonds were called at a premium of 2% and 6%, respectively, which resulted in an expense of approximately $482,000 in the first quarter of 2005 relating to retirement of this debt. Also in the first quarter of 2005, the Company wrote off approximately $694,000 of deferred offering costs relating to these bonds. This redemption resulted in a release of restricted U.S. Treasury Bonds to the Company, having a fair market value of approximately $4,839,000 and will decrease future annual interest expense by approximately $1,686,000.

(2)	Debentures can be called at a premium of 10%, if the Company’s stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

(3)	Debentures can be called at par, if the Company’s stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

(4)	On April 29, 2005, the Company called for full redemption on June 29, 2005 its 2010 sinking fund bonds. Bond holders were given the option to either convert their bonds into shares of the Company’s common stock at the conversion rate of $5.00 per share or accept a 10% premium on cash redemption. Accordingly, the Company paid $2.8 million in cash resulting in a premium of $280 thousand and issued 2,047,000 shares of Common Stock for conversion of the Bonds. Also in the second quarter of 2005, the Company wrote off approximately $68,000 of deferred offering costs relating to redeemed bonds and allocated approximately $379 thousand of deferred offering costs to additional paid-in capital for bond conversions. This redemption resulted in a release of restricted U.S. Treasury Bonds to the Company, having a fair market value of approximately $5,900,000 and will decrease future annual interest expense by approximately $1,700,000.
NOTE 7—CAPITALIZED INTEREST
Interest of approximately $493,000 and $1,476,000 was capitalized during the three months ended June 30, 2005 and 2004 respectively relating to the Wyoming property in 2005 and Wyoming and California properties in 2004. The Company no longer capitalizes interest on the California property since development of this property is no longer subject to litigation. Interest of approximately $987,000 and $2,978,000 was capitalized during the six months ended June 30, 2005 and 2004 respectively relating to the Wyoming property in 2005 and Wyoming and California properties in 2004.
NOTE 8—CONTINGENCIES
Litigation
Gotham Insurance Company v. Warren. In 1998, the Company and its subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham and other underwriters. Gotham paid approximately $1.8 million under the insurance policy and has sought a refund of approximately $1.8 million, is denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations. Warren E&P countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered in favor of Warren E&P on essentially all claims except its bad faith claims against Gotham, and Gotham’s claims were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals, seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed, in Gotham’s favor, the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court for further proceedings consistent with the San Antonio Court of Appeals’ decision. A hearing was held on December 17, 2004 to consider the parties’ motions to determine both the amount of actual loss incurred by Gotham, the amount of judgment liability to be paid by Warren and Warren E&P and Warren’s other claims against Gotham that were pending but unheard by the District Court as a result of the District Court’s granting a summary judgment in Warren E&P’s favor in May 2001. On January 4, 2005, the Company received an order of the trial court that Warren and Warren E&P were obligated to repay Gotham $1.8 million, along with attorneys’ fees and statutory interest estimated at $966,000. At December 31, 2004, Warren recorded a provision for

$1,800,000 relating to this settlement. On April 11, 2005, Warren filed to appeal the order of the trial court to the Texas Court of Appeals. In connection with the appeal, on April 14, 2005 Warren posted a supersedeas bond with the Court of Appeals in the amount of $2.9 million to cover the trial court judgment plus potential legal fees, court costs and statutory interest for the next two years. The supersedeas bond was secured by a collateral pledge of U.S. Treasury securities owned by Warren in the amount of $2.9 million. The Court of Appeals has set August 26, 2005 as the date for the submission of our brief, but no date has been set for oral arguments. Although the Company believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will be obligated to pay the restitution to Gotham as ordered by the trial court.
Warren is also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on the Company.
Repurchase Agreements
Under certain repurchase agreements, the investor partners in certain affiliated partnerships have a right to have their interests repurchased by the Company. Such purchase price is calculated at a formula price and is payable in seven to 25 years from the date of admission to the partnership. For certain affiliated partnerships formed prior to 1998, the maximum purchase price for all such interests was fully secured at maturity by zero coupon U.S. treasury bonds (“securities”) held by an independent trust company. The face amounts of such securities are released to the Company when equal amounts of cash distributions are made to investors. As a result of the recapitalizations, any payment made under this guarantee would be recorded as a reduction to minority interest as shown on the Company’s balance sheet. At June 30, 2005, the maximum cash outlay relating to these contingent repurchase obligations is approximately $0.7 million. This amount is collateralized by U.S. treasury bonds with a face value of approximately $1.0 million.
For certain other repurchase agreements relating to partnerships formed from 1998 to 2001, investor partners have a right to have their interests repurchased by the Company at a formula price seven to 25 years from the date of the original partnership investment. In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price or the estimated cash flows discounted at 10% (“PV-10”) from proved developed and undeveloped reserves of each partnership. At June 30, 2005, the formula purchase price with respect to these partnerships was approximately $93.1 million. However, this amount is limited to approximately $19.0 million based on the PV-10 of the assets in these partnerships at December 31, 2004. This limitation does not include reserves for 9 net wells remaining to be drilled or 35 net wells awaiting to be placed on production on behalf of these seven drilling programs at December 31, 2004, and will fluctuate due to the variables in determining discounted cash flows, such as price changes, reserve revisions, etc. In the event of repurchase, the Company receives the investor’s interest in the program and the investor’s pro rata share of the programs reserves and related future cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenue
Turnkey Contracts	$1,324,538	$2,341,462	$3,603,855	$3,250,396
Oil and Gas Marketing	2,310,421	1,411,992	4,506,495	2,795,567
Oil and Gas Operations	3,018,765	1,454,364	5,195,352	2,680,839
Well Services	284,636	281,327	825,295	511,932
Other	1,027,350	541,101	1,951,511	1,123,814

	$7,965,710	$6,030,246	$16,082,508	$10,362,548

	June 30	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Operating Income / (Loss)
Turnkey Contracts	$(447,475)	$405,436	$(216,362)	$(144,616)
Oil and Gas Marketing	32,068	35,810	63,050	71,166
Oil and Gas Operations	121,752	(689,926)	885,247	(784,898)
Well Services	112,994	131,850	459,264	250,577
Other	(1,283,529)	(780,200)	(4,101,461)	(1,532,197)

	$(1,464,190)	$(897,030)	$(2,910,262)	$(2,139,968)

NOTE 10—COMPREHENSIVE LOSS
Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive losses for the periods are as follow:

	2005	2004
Six Months ending June 30,	$(3,110,825)	$(2,536,080)

Three Months ending June 30,	$(1,212,587)	$(1,800,418)
NOTE 11—GOODWILL
The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. Based on an evaluation prepared by management on June 30, 2005, no impairment of goodwill existed. Also, during the three and six months ended June 30, 2005 and 2004, no events occurred which would indicate that an impairment of goodwill existed.
NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123(R) was initially required to be implemented by July 1, 2005, but its effectiveness has been delayed until January 1, 2006 by the Securities and Exchange Commission. Accordingly, the Company will adopt SFAS 123(R) on January 1, 2006 and is currently in the process of evaluating the impact of the adoption of SFAS 123(R).
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
Our future success depends upon the development of our core acreage. During 2005 and subsequent years, we plan to continue to develop our core acreage, which includes our coalbed methane acreage in the Atlantic Rim and Pacific Rim in the Washakie Basin in Wyoming. Also, because our legal issues relating to the Wilmington Townlot Unit in California have been resolved, we intend to continue to develop our secondary recovery project in California.
LIQUIDITY AND CAPITAL RESOURCES:
During the first eleven months of 2004, we raised $41.8 million from sales of our common stock and warrants, and through the exercise of stock options. During December 2004, we sold 10.9 million shares of common stock in an initial public offering raising net proceeds of $76.2 million.
Our cash and cash equivalents decreased $43.1 million during the six months ended June 30, 2005. This resulted from $18.2 million of cash used in financing activities, $14.6 million of cash used in investing activities and $10.3 million of cash used in operating activities.
Cash used in financing activities of $18.2 million primarily relates to redemption of debentures. During the first six months of 2005, we redeemed before maturity all of our outstanding debentures due in 2007, 2010 and 2017 for cash or common stock. The total redemption amount paid in cash was $17.0 million. Additionally, we paid dividends on preferred stock totaling $1.6 million. Cash used in investing activities of $14.6 million results from $25.7 million for expenditures on oil and gas properties offset by the release of $11.2 million in U.S. Treasury Bonds relating to the redemption of debentures discussed above. Cash used in operating activities of $10.3 million primarily relates to drilling wells on behalf of our drilling programs and oil and gas operations.
Another material commitment of funds relates to the drilling programs. Our deferred revenue balance relating to our drilling commitments totaled $7.9 million at June 30, 2005. This commitment approximates 12 net wells, primarily in the Washakie Basin, to be drilled on behalf of our drilling programs formed in 2003 and prior.
At June 30, 2005, we had approximately 3.3 million vested outstanding stock options issued under our stock based equity compensation plans. All of the 3.3 million outstanding vested options had exercise prices below the closing market price $10.49 of our common stock on June 30, 2005. If such options are exercised by the holders, we will receive the exercise price in cash amounting to approximately $21 million.
The Company had a net loss before dividends of $1.4 million for the three months ended June 30, 2005, as compared to a net loss before dividends of $1.3 million for the corresponding period ending June 30, 2004. At June 30, 2005, current assets exceeded current liabilities by approximately $37 million. During the second quarter, the Company and the preferred holders agreed by greater than the requisite 66.67% majority that a dividend be paid in kind with Warren Resources common stock for the accrued dividend for the quarters ended March 31 and June 30, 2005. Accrued dividends as of June 30, 2005 were approximately $3.3 million.
Contractual Obligations
The contractual obligations table below assumes the maximum amount is tendered each year, net of the effects of the sinking fund requirements. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All debentures are secured at maturity, or partially secured at maturity, by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the debentures maturing on or before the maturity of the debentures. The table below reflects the release of U.S. treasury bonds to us upon redemption. The estimated annual sinking fund requirements disclosed below are calculated using U.S. treasury bond pricing as of June 30, 2005.

	Payments due by period
Contractual Obligations		Less Than	1-3	3-5	More Than
As of June 30, 2005	Total	1 Year	Years	Years	5 Years
Debentures — net of sinking fund requirements	$11,408,864	$1,299,236	$2,041,037	$1,832,593	$6,235,998
Debenture sinking fund requirements	5,734,636	415,114	890,501	975,964	3,453,057
Leases	714,880	109,053	431,016	147,015	27,796

Total	$17,858,380	$1,823,403	$3,362,554	$2,955,572	$9,716,851

The contractual obligation schedule above does not reflect $10.4 million principal amount of zero coupon U.S. treasury bonds held by us in escrow to secure the repayment of the debentures upon maturity. Such U.S. treasury bonds had a fair market value of $5.6 million at June 30, 2005.

RESULTS OF OPERATIONS:
Three months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Turnkey contract revenue and expenses. Turnkey contract revenue decreased $1.0 million in the second quarter to $1.3 million, a 43% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $0.2 million during the second quarter to $1.7 million, a 9% decrease compared to the same period in 2004. The drilling activity was less active during the second quarter of 2005 compared to the corresponding quarter of 2004.
Net loss from turnkey activities was $0.4 million for the second quarter. This compares to net income of $0.4 million for the corresponding quarter in 2004. This increase in net loss during 2005 results from increased drilling costs.
Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities increased $0.9 million in the second quarter to $2.3 million, a 64% increase compared to the same period last year. Cost of oil and gas marketing activities increased $0.9 million in the quarter to $2.3 million, a 66% increase compared to the same quarter in 2004. Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the three months ended June 30, 2005 and 2004 was 0.4 Bcfe and 0.3 Bcfe, respectively. The average price per Mcfe during the second quarter of 2005 and 2004 was $5.40 and $4.23, respectively.
The gross profit from marketing activities for the second quarter of 2005 was $32 thousand as compared to $36 thousand in the same period last year.
Well services activities. Well services revenue increased $3 thousand in the second quarter to $0.3 million, a 1% increase compared to the corresponding quarter of the preceding year. Well services expense increased $22 thousand in the second quarter to $0.2 million. The increase in well services revenue results from a joint venture between Anadarko Petroleum Corporation and Warren that commenced during 2005. Under this joint venture, we charge a fee for the use of our jointly owned compression facilities and sales lines. This increase was offset by a decrease in administration fee income from our drilling programs. The increase in well services expense results from an increase allocation of G&A expenses to well services expense.
Gross profit from well services activities was $113 thousand for the second quarter of 2005. This compared to gross profit of $132 thousand for the corresponding quarter of last year. The decrease in gross profit during 2005 results from the increase in well services expense discussed above.
Oil and gas sales. Revenue from oil and gas sales increased $1.5 million in the second quarter to $2.9 million, a 101% increase compared to the same quarter in 2004. This increase resulted from our acquisition of substantially all of the remaining working interests in the Wilmington Field in California. Net production for the three months ended June 30, 2005 and 2004 was 463 MMcfe and 320 MMcfe, respectively. Additionally, the average realized price per barrel of oil in California for the three months ended June 30, 2005 and 2004 was $41.18 and $32.71, respectively.
Net gain on investments. Net gain on investments was $0.3 million for the second quarter of 2005. Net loss on investments was $0.1 million during the second quarter of 2004. Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.
Interest and other income. Interest and other income increased $0.1 million in the second quarter to $0.7 million, a 25% increase compared to the same quarter in 2004. This represents an increase in interest earned on idle cash balances.
Production & exploration. Production and exploration expense increased $1.0 million in the second quarter of 2005 to $2.0 million, a 91% increase compared to the same quarter in 2004. This increased resulted from an increase in lease operating expenses related to the Wilmington Field in California. The Company has incurred significant start up, repair and maintenance costs associated with the implementation of our drilling plan.
Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expense decreased $0.2 million for the quarter to $0.9 million, a 19% decrease compared to the corresponding quarter last year. This decrease results from the recording of impairment expense of $0.7 million during the second quarter of 2004. This decrease was offset by an increase in depletion expense during 2005 resulting from an increase in oil and gas production from our Wilmington Field in California.
General and administrative expenses. General and administrative expenses increased $0.3 million in the second quarter of 2005 to $1.5 million, a 26% increase compared to the corresponding quarter last year. This reflects a decrease in the allocation of certain general and administrative expenses to turnkey expenses during 2005.
Interest expense. Interest expense increased $0.4 million in the second quarter to $0.5 million, a 239% increase compared to the same quarter last year. Interest expense increased significantly during 2005 because we are no longer capitalizing interest costs related to the Wilmington Field in California.
Retirement of debt. Retirement of debt expense was $0.3 million in the second quarter of 2005. There was no retirement of debt expense in 2004. This expense represents a premium paid on redemption of the 2010 debentures and the write off of unamortized deferred offering costs, which were redeemed before maturity in June 2005.
RESULTS OF OPERATIONS:
Six months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Turnkey contract revenue and expenses. Turnkey contract revenue increased $0.4 million during the first six months of 2005 to $3.6 million, an 11% increase compared to the corresponding period of the preceding year. Additionally, turnkey contract expense increased $0.4 million during the first six months of 2005 to $3.8 million, a 13% increase compared to the same period in 2004. The drilling activity was similar during the first six months of 2005 compared to the corresponding period of 2004.
Net loss from turnkey activities was $0.2 million for the first six months of 2005. This compares to a net loss of $0.1 million for the corresponding period in 2004. This increase in net loss during 2005 results from increased drilling costs.
Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities increased $1.7 million during the first six months of 2005 to $4.5 million, a 61% increase compared to the same period last year. Cost of oil and gas marketing activities increased $1.7 million during this period in 2005 to $4.4 million, a 63% increase compared to the same period in 2004. Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for the six months ended June 30, 2005 and 2004 was 1.0 Bcfe and 0.6 Bcfe, respectively. The average price per Mcfe during the second quarter of 2005 and 2004 was $4.42 and $4.20, respectively.
The gross profit from marketing activities for the first six months of 2005 was $63 thousand as compared to $71 thousand in the same period last year.
Well services activities. Well services revenue increased $0.3 million during the first six months of 2005 to $0.8 million, a 61% increase compared to the corresponding period of the preceding year. Well services expense increased $0.1 million during this period in 2005 to $0.4 million. The increase in well services revenue results from a joint venture between Anadarko Petroleum Corporation and Warren that commenced during 2005. Under this joint venture, we charge a fee for the use of our jointly owned compression facilities and sales lines.
Gross profit from well services activities was $0.5 million for the first six months of 2005. This compared to gross profit of $0.3 million for the corresponding period of last year. The increase in gross profit during 2005 results from the increase in well services revenue discussed above.
Oil and gas sales. Revenue from oil and gas sales increased $2.4 million during the first six months of 2005 to $5.1 million, a 90% increase compared to the same period in 2004. This increase resulted from our acquisition of substantially all of the remaining working interests in the Wilmington Field in California. Net production for the six months ended June 30, 2005 and 2004 was 885 MMcfe and 560 MMcfe, respectively. Additionally, the average realized price per barrel in California for the six months ended June 30, 2005 and 2004 was $38.81 and $31.38, respectively.

Net gain on investments. Net gain on investments was $0.4 million for the first six months of 2005. Net loss on investments was $0.1 million for the corresponding period in 2004. Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.
Interest and other income. Interest and other income increased $0.5 million in the first six months of 2005 to $1.6 million, a 46% increase compared to the same period in 2004. This represents an increase in interest earned on idle cash balances.
Production & exploration. Production and exploration expense increased $0.6 million during the first six months of 2005 to $2.7 million, a 31% increase compared to the same period in 2004. This increased resulted from an increase in lease operating expenses related to the Wilmington Field in California. The Company has incurred significant start up repair and maintenance costs associated with the implementation of our drilling plan.
Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expense increased $0.1 million for the first six months of 2005 to $1.7 million, a 10% increase compared to the corresponding period last year. This increase results from an increase in depletion expense resulting from an increase in oil and gas production from the Wilmington Field in California and an increase in the cost basis of the Wilmington Field. This increase was offset by the recording of impairment expense of $0.7 million during the second quarter of 2004.
General and administrative expenses. General and administrative expenses increased $0.6 million during the first six months of 2005 to $2.9 million, a 25% increase compared to the corresponding period last year. This reflects a decrease in the allocation of certain general and administrative expenses to turnkey activities during 2005.
Interest expense. Interest expense increased $1.4 million during the first six months of 2005 to $1.6 million, a 527% increase compared to the same period last year. Interest expense increased significantly during 2005 because we are no longer capitalizing interest costs related to the Wilmington Field in California.
Retirement of debt. Retirement of debt expense was $1.5 million during the first six months of 2005. There was no retirement of debt expense in 2004. This expense represents a premium paid on redemption of the debentures and the write off of unamortized deferred offering costs associated with the early redemption of the 2010 debentures during the 2nd quarter of 2005 and the early redemption of the 2007 and 2017 debenture during the 1st quarter of 2005.
Off-Balance Sheet Arrangements
Under the terms of our drilling programs formed from 1998 to 2001, investors have the right to tender their interest back to the drilling program and other program investors during the period from seven to 25 years after the date of the partnership’s formation. The tender rights were included to make such programs more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. To the extent that an investor tenders a drilling program interest for sale and the drilling program and other investors elect not to repurchase the withdrawing partner’s interest, we will be required to repurchase the interest from the investor. The price of our repurchase is fixed by the drilling program agreement to be the lower of the PV-10 value of the assets of the program and a formula based on the amount of the investor’s cash investment reduced by the amount of any cash distributions received. As of June 30, 2005, based on the December 31, 2004 reserve reports of the respective drilling programs, the aggregate PV-10 value of the assets in these programs is $19.0 million. Because this PV-10 value is less than the formula price of $93.1 million at June 30, 2005, the maximum repurchase price obligation at June 30, 2005 was $19.0 million based on the December 31, 2004 reserve report. This PV-10 value would be higher if current prices for crude oil and natural gas were to increase when we drill the remaining 9 net wells or place the remaining 35 net wells on production on behalf of these seven drilling programs at December 31, 2004. In the event of repurchase, we receive the investor’s interest in the program, which includes the investor’s beneficial share of the program’s reserves and related future net cash flows. There are no known events that would result in termination of the material benefits of our off-balance sheet arrangements except for a decrease in oil and gas pricing that occurs after an acquisition. The only material off-

balance sheet benefit of this arrangement is the acquisition of proved reserves. To the extent that we acquire interests for their PV-10 value based on this arrangement, and declining oil and natural gas prices, or other factors, render those interests less valuable, a material reduction in the benefits of this arrangement to the Company would occur.
The table below presents the projected timing of our maximum potential repurchase commitment associated with these programs as of June 30, 2005:

	Amount of repurchase commitment per period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
			(in thousands)
Maximum potential repurchase commitment (1)	$3,357	$12,774	$2,568	$343	$19,042

(1)	Based on the partnership reserves taken from the Williamson partnership reserve report as of December 31, 2004 and using pricing at that date. This report does not include reserves for 9 net wells that are scheduled to be drilled for these programs by the fourth quarter of 2005 or for the 35 net wells drilled and waiting to be placed on production.
     Commencing January 1, 2006, we may be obligated to commence purchasing drilling program interests at their PV-10 value. As a result, the following factors may affect the liquidity and capital resources of the Company:
•	An increase in the price of oil and natural gas, or an increase in the amount of proved reserves (from drilling the remaining 9 net wells that are scheduled to be drilled for these drilling programs during 2005, from the 35 net wells drilled and waiting to be placed on production, or from other factors) may increase the PV-10 value of the drilling programs and, as a result, increase the price of our repurchase. After the acquisition of the drilling program interests, oil and natural gas prices may decline resulting in a decline in the expected future net cash flow or fair market value of the assets acquired in the repurchase and a possible recording of impairment expense.

•	If our existing working capital is inadequate to fund the repurchase of drilling programs interests, we may be unable to obtain financing, or obtain financing on terms acceptable to us, to purchase the drilling program interests at their PV-10 value.
Additional Repurchase Commitments
     Under the terms of 13 of our drilling programs formed before 1998, the minority interest investors have the right to require us to repurchase their interests in each program for a formula price, to the extent that the drilling programs and other program investors elect not to purchase a withdrawing partner’s interest. The tender rights were included to make such programs more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. This right is effective either seven years from the date of a partnership’s formation, or between the 15th and 25th anniversary of its formation. The formula price is computed as the original capital contribution of the investor reduced by the greater of cash distributions we made to the investor, or 10% for every $1.00 which the oil price at the repurchase date is below $13.00 per barrel adjusted by the CPI changes since the program’s formation. If we purchase interests in drilling programs, we receive the investor’s interest in the program, which includes the investor’s beneficial share of the reserves and related future net cash flows. The table below presents the repurchase commitment associated with the pre-1998 drilling programs, giving no effect to any reserve value that is acquired in repurchase.

	Amount of repurchase commitment per period
Other Commitments	Less Than	1-3	4-5	More Than
As of June 30, 2005	1 Year	Years	Years	5 Years	Total
			(in thousands)
Partnership repurchase commitments:
Pre-1998 Partnerships	—	—	$42	$675	$717

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
Our estimate of proved reserves is based on the quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Our reserve estimates and the projected cash flows derived from these reserve estimates are prepared, in accordance with SEC guidelines by an independent engineering firm based in part on data provided by us. The accuracy of our reserve estimates depends in part on the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.
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
Capitalized Interest
The Company capitalizes interest relating to its California and Wyoming properties in accordance with FAS 34. Assets qualifying for interest capitalization represent lease costs associated with undeveloped acreage on which exploration activities are in progress. Interest capitalization commences when activities necessary to ready the asset for its intended use have been incurred and continues as long as activities necessary to get the lease ready for its intended use are in progress. If the Company suspends these activities, interest capitalization shall cease until activities are resumed. However, brief interruptions and interruptions that are externally imposed do not result in cessation. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs. Capitalized interest cannot exceed gross interest expense.
Asset Retirement Obligations
The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon settlement of the liability or the sale of the well, the liability is reversed. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123(R) was initially required to be implemented by July 1, 2005, but its effectiveness has been delayed until January 1, 2006 by the Securities and Exchange Commission. Accordingly, we will adopt SFAS 123(R) on January 1, 2006 and we are in the process of evaluating the impact of the adoption of SFAS 123(R).
Item 3. Quantitative and qualitative disclosure about market risk
Commodity Risk
Our major market risk exposure is the commodity pricing applicable to our natural gas and oil production. Realized commodity prices received for our production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of price volatility are expected to continue as we do not hedge any of our future production
Interest Rate Risk
We hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of the drilling programs and purchasers of certain debentures. Additionally, we hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts. The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on this debt.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Gotham Insurance Company v. Warren. In 1998, we and our subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham and other underwriters. Gotham paid approximately $1.8 million under the insurance policy and has sought a refund of approximately $1.8 million, is denying coverage, and alleging fraud and misrepresentation and a failure of Warren E&P to act with due diligence and pursuant to safety regulations. Warren E&P countersued for the remaining proceeds under the policy coverage. In the summer and fall of 2000, summary judgments were entered in favor of Warren E&P on essentially all claims except its bad faith claims against Gotham, and Gotham’s claims were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals, seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed, in Gotham’s favor, the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court for further proceedings consistent with the San Antonio Court of Appeals’ decision. A hearing was held on December 17, 2004 to consider the parties’ motions to determine both the amount of actual loss incurred by Gotham, the amount of judgment liability to be paid by Warren and Warren E&P and Warren’s other claims against Gotham that were pending but unheard by the District Court as a result of the District Court’s granting a summary judgment in Warren E&P’s favor in May 2001. On January 4, 2005, we received an order of the trial court that Warren and Warren E&P were obligated to repay Gotham $1.8 million, along with attorneys’ fees and statutory interest estimated at $966,000. At December 31, 2004, Warren recorded a provision for $1,800,000 relating to this settlement. On April 11, 2005, we filed to appeal the order of the trial court to the Texas Court of Appeals. In connection with the appeal, on April 14, 2005 we posted a supersedeas bond with the Court of Appeals in the amount of $2.9 million to cover the trial court judgment plus potential legal fees, court costs and statutory interest for the next two years. The supersedeas bond was secured by a collateral pledge of U.S. Treasury securities owned by us in the amount of $2.9 million. The Court of Appeals has set August 26, 2005 as the date for the submission of our brief, but no date has been set for oral arguments. Although we believe that we have meritorious grounds for the appeal, if our appeal is unsuccessful, we will be obligated to pay the restitution to Gotham as ordered by the trial court.
We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not applicable

b.	Not applicable

c.	Not applicable
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

1.	On June 15, 2005, we held our Annual Meeting of Stockholders. At the meeting, the following two matters were considered and approved:

a)	Proposal that Chet Borgida, Michael Quinlan and Norman Swanton be elected as directors for a term expiring at the 2008 annual meeting or until their successors are duly elected; Anthony Coelho, Dominick D’Alleva and Marshall Miller be elected as directors for a term expiring at the 2007 annual meeting or until their successors are duly elected; and Lloyd Davies and Thomas Noonan be elected as directors for a term expiring at the 2006 annual meeting, or until their successors are duly elected:

Chet Borgida	18,604,618	FOR	4,153,715	WITHHOLD
Anthony Coelho	22,347,569	FOR	410,764	WITHHOLD
Dominick D’Alleva	18,605,824	FOR	4,152,509	WITHHOLD
Lloyd Davies	22,548,104	FOR	210,229	WITHHOLD
Marshall Miller	18,606,193	FOR	4,152,140	WITHHOLD
Thomas Noonan	22,382,487	FOR	375,846	WITHHOLD
Michael Quinlan	21,991,098	FOR	767,235	WITHHOLD
Norman Swanton	22,622,034	FOR	136,299	WITHHOLD
b)	Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2005: 17,920,121 For; 4,811,507 Against; and 26,705 Abstain.
2.	Effective as of June 30, 2005, the 8% preferred stockholders agreed by greater than the requisite 66.67% majority to amend their Articles Supplementary filed with the State of Maryland to allow for a dividend on the preferred stock to be paid in kind with Warren Resources common stock for the dividends accrued for the quarters ended March 31 and June 30, 2005, which amount equals $.48 per share, or $3,149,188 in the aggregate. Therefore, in lieu of paying cash, Warren plans to issue a total of 315,867 shares of its common stock as a preferred dividend for the quarters ended March 31 and June 30, 2005, after these common shares are registered under a Form S-3 registration statement.

Item 5. Other Information
Not applicable.
Item 6. Exhibits
a)	Exhibits

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

WARREN RESOURCES, INC. (Registrant)
Date: August 9, 2005	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer