Form 10-K/A
period 2004-12-31
WARREN RESOURCES INC
filed 2005-11-22
CIK 892986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

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

WARREN RESOURCES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on March 17, 2005, and is being filed solely to amend the following items of the original Form 10-K:

(i) in Part I, Item 2 – Business and Properties — Natural Gas and Oil Reserves is amended by adding the line “less: future income taxes, discounted at 10%” in the table and expanding the footnote description of “PV-10”;

(ii) in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations is amended by the table in the “Overview” being expanded by adding the line “Depreciation, depletion, amortization and impairment”, a new  “Stock Based Equity Compensation Plan Information” section had been added, the description under “Preferred Stock” has been expanded and under Contractual Obligations - Off-Balance Sheet Arrangements, several new sentences have been added further explaining the basis for our repurchase commitment in the drilling programs; and

(iii) in Part IV, Item 15 – Exhibits, Financial Statement Schedules is amended to expand the footnote descriptions in the Consolidated Financial Statements contained in Note A – Organization And Accounting Policies, Principles of Consolidation on page F-8; Capitalized Interest on page F-10; and Note E – Stockholders’ Equity on page F-19

With the exception of the foregoing, no other information in the registrant’s Annual Report on Form 10-K has been supplemented, updated or amended.  All information in the original Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the original Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.1, 31.2 and 32.1.

Part I, Item 2 – Business and Properties

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

	Years Ended December 31,
	2004	2003	2002
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	8,496	7,006	4,544
Proved undeveloped	10,046	8,442	3,959
Total (1)	18,542	15,448	8,503

Net oil reserves (MBbls):
Proved developed	395	476	404
Proved undeveloped	13,781	14,648	11,920
Total (2)	14,176	15,124	12,324

Total Net Proved Natural Gas & Oil Reserves (MMcfe)	103,601	106,190	82,447

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$26,901	$20,461	$10,041
Proved undeveloped	215,392	162,524	103,913
Total	242,293	182,985	113,954
less: future income taxes, discounted at 10%	49,648	36,859	42,536
Standardized measure of discounted future net cash flows (in thousands) (3)	$192,645	$146,126	$71,418

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$5.30	$4.50	$3.36
Oil (per Bbl)	37.59	28.45	27.15
Proved Developed Reserves (MMcfe)	10,866	9,862	6,967

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

(3) The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues were determined using realized prices for natural gas and oil at each of December 31, 2002, 2003, and 2004, which were $3.36 per Mcf of natural gas and $27.15 per barrel of oil at December 31, 2002, $4.50 per Mcf of natural gas and $28.45 per barrel of oil at December 31, 2003, and $5.30 per Mcf of natural gas and $37.59 per barrel of oil at December 31, 2004. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.

(3) Standardized measure of discounted future net cash flows differ from PV-10 value because it includes the effect of future income taxes. Included in 2004, 2003 and 2002 standardized measure of discounted future net cash flows $26,054, $23,017 and $10,462 is attributable to consolidated subsidiaries in which there is an average minority interest of 23%, 25% and 34%, respectively.

The data in the above table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”.

PV-10 is equal to the future net cash flows from our proved reserves at December 31, 2004, excluding any future income taxes, discounted at 10% per annum (“PV-10”). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production.

PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

Due to the volatility of commodity prices, the oil and gas prices on the last day of the period significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

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

Part II, Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The schedule below reflects revenue and expense from gas and oil sales and from turnkey contracts for the years ended December 31, 2004 and 2003.

	2004	2003

Oil and gas sales	$6,454,334	$5,717,814
Production and exploration expense	3,935,137	3,811,595
Depreciation, depletion, amortization and impairment	3,840,781	3,102,354

Gross margin	$(1,321,584)	$(1,196,135)

Turnkey contract revenue with affiliated partnerships	$10,529,883	$11,300,646
Turnkey contract expense	12,932,124	7,284,653
Depreciation, depletion, amortization and impairment	103,216	102,534

Gross margin	$(2,505,457)	$3,913,459

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

Oil and gas sales and costs from marketing activities

Oil and gas sales from marketing activities increased $600,000 in 2004 to $6.2 million, a 10% increase compared to 2003.  Cost of oil and gas marketing activities increased $500,000 in 2004 to $6.0 million, a 10% increase compared to 2003.  Oil and gas production from the wells in the drilling programs in which we earn a marketing fee for 2004 and 2003 was1.4 Bcfe and 1.2 Bcfe, respectively.  The average price per Mcfe during 2004 and 2003 was $5.26 and $3.92, respectively.

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

General and administrative expenses

General and administrative expenses increased $3.6 million in 2004 to $8.1 million, an 81% increase compared to last year. This increase resulted from recording a liability relating to the Gotham lawsuit totaling $1.8 million.  See “Business – Legal Proceedings”.  Additionally, this increase reflects an increase in legal fees relating to our California property.  See “Business – Legal Proceedings”.  Lastly, this increase reflects an increase of $1.2 million resulting from allocating of certain expenses to general and administrative expense during 2004 instead of turnkey expense. As the Company focuses on drilling more for its own account, less G&A expense will be charged to turnkey expense in the future periods.

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

Stock based Equity Compensation Plan Information

At December 31, 2004, we had approximately 2.3 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.3 million outstanding vested options, approximately 1.9 million options had exercise prices below the closing market price ($9.10) of our common stock on December 31, 2004. If such options are exercised by the holders, we will receive the exercise price in cash. The following table provides information with respect to shares of our common stock that may be issued under vested stock options whose exercise price was less than our closing stock price on December 31, 2004.

	Number of Securities
	to be Issued Upon	Proceeds to be Received
Exercise Price of	Exercise of Vested	Upon Exercise of Vested
Outstanding Vested Options	Outstanding Options	Outstanding Options

$ 4.00	1,545,007	$6,180,028
$ 7.00	330,125	2,310,875
	1,875,132	$8,490,903

For additional detail about our stock based equity compensation plans, see “Executive Compensation – Employee Benefit Plans” under Item 11 and as incorporated by reference from our Proxy Statement on Form 14A.

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

		Conversion	Fair Market	Estimated
	Outstanding at	Price as of	Value of	Debenture
Debentures (in thousands, except for	December 31,	December 31,	U.S.	Interest
conversion prices)	2004	2004	Treasuries	for 2005

12% Sinking Fund Debentures due December 31, 2007	$9,036	n/a	$4,121	$271
12% Secured Fund Debentures due December 31, 2009	770	$9.00	647	92
12% Secured Fund Debentures due December 31, 2010	1,700	9.00	1,362	204
13.02% Sinking Fund Debentures due December 31, 2010	14,372	5.00	5,760	1,871
13.02% Sinking Fund Debentures due December 31, 2015	11,633	8.00	2,512	1,515
12% Secured Fund Debentures due December 31, 2016	1,305	9.00	751	157
12% Sinking Fund Debentures due December 31, 2017	5,040	15.00	762	151
12% Secured Fund Debentures due December 31, 2020	1,485	25.00	673	178
12% Secured Fund Debentures due December 31, 2022	1,136	25.00	460	136
	$46,477		$17,048	$4,575

Preferred Stock

As of December 31, 2004, we had 6,560,809 shares of convertible preferred stock issued and outstanding.

Dividends and accretion on preferred shares totaled $6.7 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively.

All of our outstanding preferred stock has a dividend equal to 8% per annum, payable to the extent legally available quarterly in arrears, and a liquidation preference of $12.00 per share. Any accrued but unpaid dividends shall be cumulative and paid upon liquidation, optional redemption or conditional repurchase. No dividends may be paid on the common stock as long as there are any accrued and unpaid dividends on the preferred stock.

The following describes the conversion rate applicable to 5,512,473 of these preferred shares outstanding at December 31, 2004:

•      At the election of the holder of our convertible preferred stock, until June 30, 2005, each share of preferred stock is convertible into one share of our common stock. Commencing July 1, 2005 and until June 30, 2006, each share of preferred stock is convertible into 0.75 shares of common stock, and commencing July 1, 2006 and thereafter, each share of preferred stock is convertible into 0.50 shares of common stock.

With respect to the other 1,048,336 shares of preferred stock outstanding at December 31, 2004, the following conversion rate applies:

•      At the election of the holder, until December 16, 2005, each share of preferred stock is convertible into one share of our common stock. Thereafter, until June 30, 2006, each share of preferred stock is convertible into 0.75 shares of common stock, and commencing July 1, 2006 and thereafter, each share of preferred stock is convertible into 0.50 shares of common stock.

The conversion rate for our convertible preferred stock is subject to adjustment in the event of:

•      the issuance of common stock as a dividend or distribution on any class of our capital stock;

•      the combination, subdivision or reclassification of the common stock; or

•      the distribution to all holders of common stock of evidences of indebtedness or assets, including securities issued by third parties, but excluding cash dividends or distributions paid out of surplus.

Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2004, there were 1,784,197 preferred shares outstanding that the Company may be required to redeem during the year ended December 31, 2009, and thereafter, 4,776,612 preferred shares outstanding that the Company may be required to be redeemed during the year ended December 31, 2010 and thereafter.

Upon receipt of a redemption election, we, at our option, shall either:

•      pay the holder cash in an amount equal to $12.00 per convertible preferred share, subject to adjustment for stock splits, stock dividends or stock exchanges, plus accrued and unpaid dividends, to the extent that we have funds legally available for redemption, or

•      issue to the holder shares of common stock in an amount equal to 125% of the cash redemption price and any accrued and unpaid dividends, based on the average of the closing sale prices of our common stock for the 30 trading days immediately preceding the date of the receipt of the written redemption election by the holder, as reported by the Nasdaq Stock Market, or by any exchange or electronic OTC listing service on which the shares of common stock are then traded. In the event that we elect to pay the Redemption Price in kind with our common stock, for each 2.1 million shares of preferred stock representing $25.2 million of Redemption Price value, notwithstanding the market price of our common stock, we shall not issue to the redeeming preferred stockholders less than their proportionate share of 2.1 million of our shares of common stock, nor be obligated to issue more than 3.15 million shares of our common stock in full satisfaction of the redemption, subject to adjustment for stock splits, stock dividends and stock exchanges.

If we are not listed on an exchange or our common stock has no trading volume, upon redemption the Board shall determine the fair market value of the common stock.

If the closing sale price of our publicly traded common stock as reported by the Nasdaq Stock Market, or any exchange or electronic OTC listing service on which the shares of common stock are then traded, exceeds 133% of the conversion price then in effect for the preferred stock for at least 10 trading days during any 30-day period, we, at our option, may either:

•     redeem the preferred stock in whole or in part, at a redemption price of $12.00 per share plus accrued and unpaid dividends, or

•      convert the preferred stock, plus any accrued and unpaid dividends, into common stock at the then applicable conversion rate, based on the average closing sale prices of our common stock for the 30 trading days immediately preceding the date fixed for redemption.

In addition, the preferred stock, plus accrued and unpaid dividends, shall be converted into common stock at the then applicable conversion rate upon the vote or written consent of the holders of 66 2/3% of the then outstanding preferred stock, voting together as a class.

Accordingly, if the holders of any of the then-remaining outstanding shares of our preferred stock request redemption commencing in 2009 and thereafter and we elect to pay the Redemption Price for the preferred stock in cash, we would need capital of $12.00 per share, plus the amount of any accrued but unpaid dividends, which funds may not be available and the payment of which could have a material adverse effect on our financial liquidity and results of operation. Alternatively, if we elect to pay the Redemption Price for the preferred stock commencing in 2009 and thereafter with shares of our common stock, such issuance could materially increase the number of our shares of common stock then outstanding and be dilutive to our earnings per share, if any.

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

	Payments due by period
Contractual Obligations As of December 31, 2004	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debentures – net of sinking fund requirements	$33,589,598	$15,896,035	$2,429,675	$1,113,745	$14,150,143
Debenture sinking fund requirements	12,887,102	1,420,035	3,110,844	3,374,076	4,982,147
Leases	510,479	160,186	311,372	38,921	—
Total	$46,987,179	$17,476,256	$5,851,891	$4,526,742	$19,132,290

The contractual obligation schedule above does not reflect $23.6 million principal amount of zero coupon U.S. treasury bonds held by us in escrow to secure the repayment of the debentures upon maturity. Such U.S. treasury bonds had a fair market value of $17.0 million at December 31, 2004.

Off-Balance Sheet Arrangements

Under the terms of our drilling programs formed from 1998 to 2001, investors have the right to tender their interest back to the drilling program and other program investors during the period from seven to 25 years after the date of the partnership’s formation. The tender rights were included to make such programs more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. To the extent that an investor tenders a drilling program interest for sale and the drilling program and other investors elect not to repurchase the withdrawing partner’s interest, we will be required to repurchase the interest from the investor. The price of our repurchase is fixed by the drilling program agreement to be the lower of the PV-10 value of the assets of the program and a formula based on the amount of the investor’s cash investment reduced by the amount of any cash distributions received. As of December 31, 2004, based on the December 31, 2004 reserve reports of the respective drilling programs, the aggregate PV-10 value of the assets in these programs is $19.0 million. Because this PV-10 value is less than the formula price of $94.4 million at December 31, 2004, the maximum repurchase price obligation at December 31, 2004 was $19.0 million. This PV-10 value would be higher if current prices for crude oil and natural gas were to increase when we drill the remaining 9 net wells or place the remaining 35 net wells on production on behalf of these seven drilling programs. In the event of repurchase, we receive the investor’s interest in the program, which includes the investor’s beneficial share of the program’s reserves and related future net cash flows. There are no known events that would result in termination of the material benefits of our off-balance sheet arrangements except for a decrease in oil and gas pricing that occurs after an acquisition. The only material off-balance sheet benefit of this arrangement is the acquisition of proved reserves. To the extent that we acquire interests for their PV-10 value based on this arrangement, and declining oil and natural gas prices, or other factors, render those interests less valuable, a material reduction in the benefit of this arrangement to the Company would occur.

The table below presents the projected timing of our maximum potential repurchase commitment associated with these programs as of December 31, 2004:

	Amount of repurchase commitment per period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)

Maximum potential repurchase commitment (1)	—	$5,569	$13,130	$343	$19,042

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

Commencing January 1, 2006, we may be obligated to commence purchasing drilling program interests at their PV-10 value.  As a result, the following factors may affect the liquidity and capital resources of the Company:

•      An increase in the price of oil and natural gas, or an increase in the amount of proved reserves (from drilling the remaining 9 net wells that are scheduled to be drilled for these drilling programs during 2005, from the 35 net wells drilled and waiting to be placed on production, or from other factors) may increase the PV-10 value of the drilling programs and, as a result, increase the price of our repurchase.  After the acquisition of any drilling program interests, oil and natural gas prices may decline, resulting in a decline in the expected future net cash flow or the fair market value of the assets acquired in the repurchase and a possible recording of impairment expense.

•      If our existing capital is inadequate to fund the repurchase of drilling program interests, we may be unable to obtain financing, or obtain financing on terms acceptable to us, to purchase the drilling program interests at their PV-10 value.

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

Other Commitments As of December 31, 2004	Amount of repurchase commitment per period
	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(in thousands)
Partnership repurchase commitments:

Pre-1998 Partnerships	$3,417	—	—	$939	$4,356

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

Note A – Organization And Accounting Policies, page F-8

Principles of Consolidation, page F-8

The consolidated financial statements include accounts of the Company, its wholly-owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Warren Management Corp., and Warren E & P, Inc., (formerly known as Petroleum Development Corp.).  The Company has consolidated thirteen limited liability companies formed between 1994 and 1997 in which the Company has a majority ownership interest in the standard LLC membership interest and control of the entity, thereby giving it majority control for financial reporting purposes at December 31, 2004 and 2003.  The Company has consolidated six limited liability companies formed between 1994 and 1997 in which the Company has a majority ownership interest in the standard LLC membership interest and control of the entity, thereby giving it majority control for financial reporting purposes at December 31, 2002 (See Note J).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalized Interest, page F-10

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

Note E – Stockholders’ Equity, page F-19

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

During 2004, 2003 and 2002, the Company issued 11,331, 1,320,164 and 359,687 shares respectively, of redeemable convertible preferred stock (“preferred stock”) through a private placement with accredited investors at a price of $12 per share for gross proceeds of $135,972, $15,841,968 and $4,316,244 respectively.  Also, during 2004, 2003 and 2002, the Company issued 41,749, 3,005,186 and 1,342,960 shares respectively, of preferred stock to its affiliated limited partnerships under a partnership recapitalization offering at a price of $12 per share based on third-party sales to accredited investors (see Note J). The Company also exchanged 393,522 and 81,550 shares of preferred stock for debentures in 2003 and 2002, respectively (see Note D).  The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $1,600,000 and $1,500,000 were accrued at December 31, 2004 and 2003 and were paid in the following January.  The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted at the election of the holder, commencing one year after the date of issuance.  Preferred stock outstanding is convertible into common stock of the Company based on the table below.  The conversion rate is subject to adjustment as defined by the agreement.

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

At December 31, 2004, there were 1,784,197 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $21,410,364 during the year ended December 31, 2009, and thereafter, and 4,776,612 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $57,319,344 during the year ended December 31, 2010 and thereafter.  As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

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

A summary of the status of the Company’s options issued to employees as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	Incentive	Weighted Average
	options	Exercise Price
Options outstanding - December 31, 2001	1,770,000	$4.00

Issued	2,505,242	$10.00
Exercised	—
Expired	—
Forfeited	(2,760,783)	$8.74

Options outstanding - December 31, 2002	1,514,459	$5.29

Issued	1,374,553	$4.05
Exercised	—
Expired	—
Forfeited	(648,000)	$4.00

Options outstanding - December 31, 2003	2,241,012	$5.10

Issued	630,250	$7.00
Exercised	(186,056)	$4.00
Expired	—
Forfeited	(60,000)	$4.00

Options outstanding - December 31, 2004	2,625,206	$5.66

As of December 31, 2003 and 2002, options exercisable were 2,185,762 and 1,171,959, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding	Weighted Average	Options Exercisable
Exercise Price	at Year End	Remaining Life (In Years)	at Year End

$4.00	1,571,757	2.65	1,545,007
$7.00	655,250	4.27	330,125
$10.00	398,199	1.94	398,199

Total	2,625,206	2.95	2,273,331

(2) Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Warren Resources, Inc. Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Warren Resources, Inc. Chief Financial Officer.

32.1	Certificate of Warren Resources, Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2005

WARREN RESOURCES, INC.

By:	/s/ Norman F. Swanton
Norman F. Swanton,
Chairman & Chief Executive Officer

By:	/s/ Timothy A. Larkin
Timothy A. Larkin,
Executive Vice President & Chief Financial Officer