Form 10-Q
period 2006-03-31
WARREN RESOURCES INC
filed 2006-05-04
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on May 3, 2006 was 53,336,730 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$94,425,152	$114,632,099
Accounts receivable – trade	3,486,796	3,945,862
Accounts receivable from affiliated partnerships	51,016	118,356
Trading securities	242,548	—
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value (amortized cost of $438,169 in 2006 and $96,959 in 2005)	558,875	125,771
Other current assets	3,605,940	2,356,583

Total current assets	102,370,327	121,178,671

Other Assets
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depreciation, depletion and amortization	208,320,744	185,904,194
Property and equipment—at cost, net	678,301	559,612
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value (amortized cost of $860,647 in 2006 and $1,387,910 in 2005)	1,035,577	1,821,181
Deferred bond offering costs (net of accumulated amortization of $259,161 in 2006 and $253,537 in 2005)	272,075	277,700
Goodwill	3,430,246	3,430,246
Other assets	4,333,473	7,592,799

Total other assets	218,070,416	199,585,732
	$320,440,743	$320,764,403
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of debentures	$253,100	$260,600
Current maturities of other long-term liabilities	328,449	325,994
Accounts payable and accruals	24,607,816	25,042,379
Deferred income—turnkey drilling contracts with affiliated partnerships	1,194,865	1,765,829

Total current liabilities	26,384,230	27,394,802

Long-Term Liabilities
Debentures, less current portion	2,277,900	2,345,400
Other long-term liabilities, less current portion	6,102,144	5,974,493

	8,380,044	8,319,893

Minority Interest	—	7,009,634

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 615,706 shares in 2006 and 652,336 shares in 2005 (aggregate liquidation preference $7,388,472 in 2006 and $7,828,032 in 2005)	7,221,222	7,629,622
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 53,305,812 in 2006 and 52,738,384 shares in 2005	5,331	5,274
Additional paid-in-capital	361,002,391	353,714,161
Accumulated deficit	(82,005,264)	(82,861,220)
Accumulated other comprehensive income, net of applicable income taxes of $118,000 in 2006 and $185,000 in 2005	180,844	280,292
	286,404,524	278,768,129

Less common stock in Treasury—at cost; 632,250 shares in 2006 and 2005	728,055	728,055
Total stockholders’ equity	285,676,469	278,040,074
	$320,440,743	$320,764,403

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	2006	2005
Revenues
Oil and gas sales	$6,809,441	$2,176,587
Turnkey contracts with affiliated partnerships	426,597	2,279,317
Oil and gas sales from marketing activities	1,015,045	2,196,074
Well services	248,289	540,659
Net gain (loss) on investments	(22,924)	31,460
Interest and other income	1,356,002	892,701

	9,832,450	8,116,798

Expenses
Production & exploration	2,979,621	673,162
Turnkey contracts	705,716	2,021,001
Cost of marketed oil and gas purchased from affiliated partnerships	992,006	2,165,092
Well services	295,483	194,389
Depreciation, depletion, amortization and impairment	1,473,432	761,895
General and administrative	2,273,119	1,465,344
Interest	190,117	1,106,754
Retirement of debt	—	1,175,233
	8,909,494	9,562,870

Income (loss) before provision for income taxes and minority interest	922,956	(1,446,072)

Deferred income tax expense	67,000	114,000

Income (loss) before minority interest	855,956	(1,560,072)

Minority interest	—	(168,034)

Net income (loss) before preferred dividends	855,956	(1,728,106)

Less dividends and accretion on preferred shares	170,925	1,640,432

Net income (loss) applicable to common stockholders	$685,031	$(3,368,538)

Earnings (loss) per share - Basic	$0.01	$(0.10)
Earnings (loss) per share - Diluted	0.01	(0.10)

Weighted average common shares outstanding - Basic	52,199,474	33,358,796
Weighted average common shares outstanding - Diluted	54,314,040	33,358,796

The accompanying notes are an integral part of these financial statements

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	2006	2005
Cash flows from operating activities:
Net income (loss)	$855,956	$(1,728,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on available-for-sale debt securities	(23,731)	(202,277)
Amortization and write-off of deferred bond offering costs	5,625	833,885
Gain on sale of US treasury bonds—available for sale	—	(22,777)
Depreciation, depletion, amortization and impairment	1,473,432	761,895
Accretion of asset retirement obligation	84,945	13,959
Common stock cancelled	(1,478)	—
Stock based compensation	32,119	—
Deferred tax expense	67,000	114,000
Change in assets and liabilities:
(Increase) decrease in trading securities	(242,548)	130,452
(Increase) decrease in accounts receivable—trade	494,066	(253,741)
Decrease in accounts receivable from affiliated partnerships	67,340	7,525
Decrease in other assets	2,009,968	140,657
Decrease in accounts payable and accruals	(568,909)	(4,219,079)
Decrease in deferred income from affiliated partnerships	(570,964)	(2,279,317)
Decrease in other long term liabilities	—	(30,166)

Net cash provided by (used in) operating activities	3,682,821	(6,733,090)

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(24,604,427)	(21,333,221)
Purchase of property and equipment	(175,982)	(77,878)
Proceeds from U.S. Treasury Bonds—available-for-sale	209,784	5,110,394

Net cash used in investing activities	(24,570,625)	(16,300,705)

Cash flows from financing activities:
Payments on debt and debentures	(95,765)	(14,104,797)
Issuance of common stock, net	776,622	—
Dividends paid on preferred stock	—	(1,574,594)

Net cash provided by (used in) financing activities	680,857	(15,679,391)

Net decrease in cash and cash equivalents	(20,206,947)	(38,713,186)
Cash and cash equivalents at beginning of period	114,632,099	99,920,885

Cash and cash equivalents at end of period	$94,425,152	$61,207,699
Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$99,548	$952,523
Cash paid for income taxes	$—	$—

Noncash investing and financing activities
Accrued preferred stock dividend	$147,766	$1,564,310
Common stock issued for acquisition of property	6,185,389	—

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2006 and December 31, 2005, the consolidated results of operations for the three months ended March 31, 2006 and 2005 and consolidated cash flows for the three months ended March 31, 2006 and 2005. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2005. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2005 Annual Report on Form 10-K.

NOTE 2—STOCK OPTIONS

Prior to January 1, 2006, we accounted for our nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded.  We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  No stock-based compensation cost for our nonqualified stock options was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2005.  Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation (“SFAS 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first three months of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006.  The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of Statement 123(R).  For the three months ended March 31, 2006, we recognized approximately $32,000 in compensation expense related to our non-qualified stock option plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans for the three months ended March 31, 2005.  For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the options’ vesting periods.

Three months ended March 31, 2005

Net loss applicable to common stockholders, as reported	$(3,368,538)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,614,482)

Pro forma net loss applicable to common Stockholders	$(5,983,020)

Basic and diluted loss per share:
As reported -	$(0.10)
Pro forma -	$(0.18)

The following assumptions were used to value the outstanding stock options:

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	48.2%	28.68%
Risk-free interest rate	4.66%	3.65%
Expected life	3.5 years	5 years

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	2,510,721	$7.23
Granted	417,250	13.85
Exercised	(91,489)	7.08
Forfeited or expired	0	0
Outstanding at March 31, 2006	2,836,482	$8.21	3.06	$18,982

Exercisable at March 31, 2006	2,406,381	$7.19	3.74	$18,547

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.85 and $9.05 respectively. The total intrinsic value of options exercised during the first three months of 2006 was $0.8 million. During the first quarter of 2005 there were no options exercised.

As of March 31, 2006 there was $2.4 million of total unrecognized compensation cost related to non vested stock options granted under the Plans. That cost is expected to be recognized over a weighted average period of 3 years.

Cash received from option exercise under all stock-based payment arrangements for the three months ended March 31, 2006 was $0.6 million.

We issue new shares of common stock to settle option exercises.

The following table summarizes information about the Company’s stock options outstanding at March 31, 2006.

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price

4.00	728,783	$4.00	2.15	728,783	$4.00
7.00	621,000	7.00	3.02	621,000	7.00
9.05	692,500	9.05	3.86	692,500	9.05
10.00	326,949	10.00	0.81	326,949	10.00
11.00	10,000	11.00	4.47	10,000	11.00
14.85	40,000	14.85	4.63	3,395	14.85
13.85	417,250	13.85	4.97	23,754	13.85
	2,836,482	$8.21	3.06	2,406,381	$7.19

NOTE 3—CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2006 holders of 36,630 shares of convertible preferred stock have converted into common stock on a basis of 0.75 shares of common stock for one share of convertible preferred stock. During the three months ended March 31, 2005, holders of 5,614,025 shares of convertible preferred stock converted into common stock on a one-for-one share basis. As of March 31, 2006, 615,706 shares of convertible preferred stock remain outstanding.  Preferred dividends of approximately $0.5 million and $0.4 million were accrued at March 31, 2006 and December 31, 2005, respectively. The accrued dividends at March 31, 2006 and December 31, 2005 have not been paid as of the date of this filing. The preferred stock pays an 8% cumulative dividend and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder into common stock of the Company based on the table below.  The conversion rate is subject to adjustment from time to time as defined by the agreement.

Period	Preferred to Common
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

Additionally, commencing seven years after the date of issuance (October 1, 2009), holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

Notwithstanding the forgoing, if the closing “bid” price of the Company’s publicly traded common stock as reported by the NASDAQ stock market, or any exchange on which the shares of common stock are traded, exceeds 133% of the conversion price then in effect for the convertible preferred shares for at least 10 days during any 30-day trading period, the Company has the right to redeem in whole or in part the convertible preferred stock at a redemption price of $12 per share (plus any accrued unpaid dividends) or convert the convertible preferred shares (plus any accrued unpaid dividends) into common stock at the then applicable conversion rate.

At March 31 2006, there were 615,706 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $7,388,472 between July 1, 2010 and January 1, 2011. As noted above, the Company could, at its option, settle the redemption requests in shares of its stock.

During the three months ended March 31, 2006, employees exercised a total of 91,489 options at exercise prices between $4 and $10 per share. Additionally for the three months ended March 31, 2006, investors exercised a total of 16,215 warrants at $10 per share. The Company received proceeds of approximately $777,000 from these exercises.

During the first quarter of 2006, the investor partners of the 1998 drilling partnerships voted to approve the sale of all of the oil and gas assets of the drilling partnerships to us. As a result, the Company issued 383,072 restricted shares of common stock under Regulation D (restricted for at least one year) in exchange for both producing and non-producing properties. The number of shares issued was determined based upon a 20% discount from the weighted average sales price for Warren’s publicly traded common stock for the forty-five (45) calendar days ending March 31, 2006. The Company booked the transaction based on the undiscounted weighted average price of its common stock for the forty-five (45) calendar days ending March 31, 2006. The Company also issued 44,691 shares to an individual in exchange for his interest in one drilling partnership during the three months ended March 31, 2006. These shares were valued at $680,644 based on the price of our stock on the date of issuance.

Also, during the three months ended March 31, 2006, the Company acquired all minority interests in the 1994 thru 1997 drilling partnerships for approximately $1.4 million in cash. The minority interest relating to these partnerships was recorded as a reduction in the cost basis of the assets acquired.

NOTE 4—INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds, debentures and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares at March 31, 2006 and March 31, 2005 of 563,019 and 11,053,011 respectively, relating to convertible bonds, debentures and preferred stock, were excluded from the computation of diluted income (loss) per share because they are anti-dilutive. Potential common shares of 3,343,706 and 3,161,681, relating to stock options and warrants, respectively, were excluded from the computation of diluted income (loss) per share at March 31, 2005 because they are anti-dilutive. Stock options have a weighted average exercise price of $8.14 and $6.39 at March 31, 2006 and March 31, 2005, respectively. Warrants have a weighted average exercise price of $11.17 and $11.18 at March 31, 2006 and March 31, 2005, respectively. At March 31, 2006, the convertible bonds and debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $25 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note 3).

Basic and diluted net income (loss) per share is computed based on the following information:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net income (loss) available to shareholders	$685,031	$(3,368,538)

Weighted average shares outstanding - basic	52,199,474	33,358,796
Effect of dilutive securities – stock options	1,289,048	—
Effect of dilutive securities – warrants	825,518	—

Weighted average shares outstanding - diluted	54,314,040	33,358,796

Basic and diluted net income (loss) per share	$0.01	$(0.10)

NOTE 5—LONG-TERM DEBT

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $25 to $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding.

Bonds and debentures outstanding are as follows:

	March 31, 2006	December 31, 2005

12% Secured Convertible Bonds, due December 31, 2020	$1,395,000	$1,470,000
12% Secured Convertible Bonds, due December 31, 2022	1,136,000	1,136,000

	2,531,000	2,606,000
Less current portion	253,100	260,600

Long-term portion	$2,277,900	$2,345,400

NOTE 6—CONTINGENCIES

Litigation

Gotham Insurance Company v. Warren.  In 1998, the Company and its subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham and other insurers. The insurers paid approximately $1.8 million under the insurance policy and Gotham has sought a refund of approximately $1.8 million. In the summer and fall of 2000, summary judgments were entered in favor of Warren E&P on essentially all claims except its bad faith claims against Gotham, and Gotham’s claims were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals, seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed, in Gotham’s favor, the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court for further proceedings consistent with the San Antonio Court of Appeals’ decision. On January 4, 2005, the Company received an order of the trial court that Warren and Warren E&P were obligated to repay Gotham $1.8 million, along with attorneys’ fees and statutory interest estimated at $966,000. At December 31, 2004, Warren recorded a provision for $1.8 million relating to this judgment. On April 11, 2005, Warren filed to appeal the order of the trial court to the Texas Court of Appeals.

On April 26, 2006, the Texas Court of Appeals rendered a decision in Warren’s favor which reversed the trial court’s judgment awarding Gotham’s attorney’s fees and held that, because the trial court erred in failing to conduct “further proceedings” on the amount of restitution that Gotham may be entitled to be awarded, the entire restitution award of $1.8 million and the interest thereon is reversed, with the matter remanded to the trial court for further proceedings.

We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on the Company’s financial condition or results of operations.

Repurchase Agreements

For repurchase agreements relating to partnerships formed from 1999 to 2001, investor partners have a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation.  In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price or the estimated cash flows discounted at 10% (“PV-10”) from proved developed and undeveloped reserves of each partnership. At March 31, 2006, the formula purchase price with respect to these partnerships was approximately $74.8 million. However, this amount is limited to approximately $36.4 million based on the PV-10 of the assets in these partnerships at December 31, 2005. This limitation does not include reserves for 1.7 net wells remaining to be drilled or 54 net wells awaiting to be placed on production on behalf of these seven drilling partnerships, and will fluctuate due to the variables in determining discounted cash flows, such as price changes, reserve revisions, etc.  In the event of repurchase, the Company receives the investor’s interest in the partnership and the investor’s pro rata share of the partnerships reserves and related future cash flows.

NOTE 7—BUSINESS SEGMENT INFORMATION

The Company’s operating activities can be divided into four major segments: turnkey contracts, oil and gas marketing, oil and gas exploration and production operations and well services. The Company drills oil and natural gas wells for Company-sponsored drilling partnerships and retains an interest in each well. Also, the Company markets natural gas for affiliated drilling partnerships. The Company charges Company-sponsored drilling partnerships and other third parties competitive industry rates for well operations and gas gathering. Segment information is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenue
Oil and Gas Operations	$6,809,441	$2,176,587
Turnkey Contracts	426,597	2,279,317
Oil and Gas Marketing	1,015,045	2,196,074
Well Services	248,289	540,659
Other	1,333,078	924,161

	$9,832,450	$8,116,798

	March 31 2006	March 31, 2005

Operating Income / (Loss)
Oil and Gas Operations	$2,377,888	$763,495
Turnkey Contracts	(304,923)	231,113
Oil and Gas Marketing	23,039	30,982
Well Services	(47,194)	346,270
Other	(1,125,854)	(2,817,932)

	$922,956	$(1,446,072)

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (loss) for the periods are as follow:

	2006	2005

Three Months ending March 31,	$756,508	$(1,898,238)

NOTE 9—GOODWILL

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended March 31, 2006 no events occurred which would indicate that an impairment of goodwill existed.

Item 2. Management’s discussion and analysis of financial conditions and results of operations

FORWARD-LOOKING INFORMATION

Forward-looking statements for 2006 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

OVERVIEW:

During 2005, we began to transition ourselves from being a provider of turnkey contract services into more of a traditional exploration and production company.  As a result, we expect oil and gas sales and production and exploration expense to become more material in future years.  Additionally, we anticipate that turnkey contract revenues and expenses will become less material in future years.

Our future success depends upon the development of our core acreage.  During 2006 and subsequent years, we plan to continue to develop our core acreage, which includes our coalbed methane (“CBM”) acreage in the Atlantic Rim and Pacific Rim in the Washakie Basin in Wyoming.  Additionally, our core acreage includes our secondary recovery water flood projects in the Wilmington Townlot Unit and the North Wilmington Townlot Unit in southern California.  As of March 31, 2006, we owned natural gas and oil leasehold interests in approximately 274,682 gross (152,773 net) acres, 93% of which is undeveloped.  Substantially all of our undeveloped acreage is located in the Rocky Mountains.  Our total net proved reserves are located on less than 10% of our net acreage.

LIQUIDITY AND CAPITAL RESOURCES:

During December 2005, we sold 6.9 million shares in a secondary offering raising net proceeds of $95.0 million.

Our cash and cash equivalents decreased $20.2 million during the first quarter of 2006. Cash used in investing activities of $24.6 million results primarily from expenditures on oil and gas properties.  Cash provided by operating activities of $3.7 million primarily relates to increased profits relating to higher oil and gas production. Cash provided by financing activities of $0.7 million results from the exercise of stock options and warrants.

Currently our assets are unencumbered, except for restricted investments in US Treasury Bonds which secure our debentures. As a result the Company may seek to obtain bank financing to fund future activities.

Cash used in investing activities of $24.6 million results primarily from expenditures on oil and gas properties.  Cash provided by operating activities of $3.7 million primarily relates to increased profits relating to higher oil and gas production. Cash provided by financing activities of $0.7 million results from the exercise of stock options and warrants.

Another commitment of funds relates to the drilling partnerships. Our deferred revenue balance relating to our drilling commitments totaled $1.2 million at March 31, 2006. This commitment approximates 2.3 net wells, primarily in the Washakie Basin, to be drilled on behalf of our drilling partnerships formed in 2003 and prior.

During the first quarter of 2006, effective as of the last drilling partnership distribution date in the fourth quarter of 2005 and closing on March 31, 2006, the investor partners of the 1998 drilling partnerships voted to approve the sale of all of the oil and gas assets of the drilling partnerships to us.  The aggregate purchase price was $8.2 million.  As a result, net of our interest, the Company issued 383,072 shares of restricted common stock and paid $2.7 million in cash in exchange for both producing and non-producing properties. The number of shares issued was determined based upon a 20% discount from the weighted average sales price for Warren’s publicly traded common stock for the forty-five (45) calendar days ending March 31, 2006. The Company booked the transaction based on the undiscounted weighted average price of its common stock for the forty-five (45) calendar days ending March 31, 2006. The Company received oil and gas properties having a PV-10 value of approximately $7.6 million as determined by Williamson Petroleum Consultants, Inc., as well as some unproved properties.

Additionally during the first quarter of 2006, we purchased for cash the remaining minority oil and gas interests not already owned by Warren from the drilling program LLC’s originally formed between 1994 and 1997 based upon their PV-10 value as determined by Williamson Petroleum Consultants, Inc., independent petroleum engineers.  We paid an aggregate cash purchase price of $1.1 million. The remaining minority interest relating to these partnerships was recorded as a reduction in the cost basis of the assets acquired.

The Company had net income of $0.7 million (including preferred dividends of $0.2 million) for the first quarter of 2006, as compared to a net loss of $3.4 million (including preferred dividends of $1.6 million) for the comparable period of 2005. At March 31, 2006, current assets exceeded current liabilities by approximately $76.0 million. We expect our cash and cash equivalents and cash flows from operating activities to be sufficient to fund our operations for more than the next twelve months.

At March 31, 2006, we had approximately 2.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.4 million outstanding vested options, all had exercise prices below the closing market price ($14.90) of our common stock on March 31, 2006. If such options are exercised by the holders, we would receive $17.3 million in cash.

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

		Payments due by period
Contractual Obligations As of March 31, 2006	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debentures	$2,531,000	$253,100	$432,801	$350,569	$1,494,530
Drilling Commitments	2,796,000	2,796,000	—	—	—
Leases	551,301	163,580	304,775	82,946	—
Total	$5,878,301	$3,212,680	$737,576	$433,515	$1,494,530

The contractual obligation schedule above does not reflect $2.5 million principal amount of zero coupon U.S. treasury bonds held by us in escrow to secure the repayment of the debentures upon maturity. Such U.S. treasury bonds had a fair market value of $1.2 million at March 31, 2006.

Off-Balance Sheet Arrangements

Under the terms of our drilling partnerships formed from 1999 to 2001, investors have the right to tender their interest back to the drilling partnership and other program investors during the period seven years after the date of the partnership’s formation. The tender rights were included to make such partnerships more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. To the extent that an investor tenders a drilling partnership interest for sale and the drilling partnership and other investors elect not to repurchase the withdrawing partner’s interest, we will be required to repurchase the interest from the investor. The price of our repurchase is fixed by the drilling partnership agreement to be the lower of the PV-10 value of the assets of the partnership and a formula based on the amount of the investor’s cash investment reduced by the amount of any cash distributions received. As of March 31, 2006, based on the December 31, 2005 reserve reports of the respective drilling partnerships, the aggregate PV-10 value of the assets in these partnerships is $36.4 million. Because this PV-10 value is less than the formula price of $74.8 million at March 31, 2006, the maximum repurchase price obligation at March 31, 2006 was $36.4 million based on the December 31, 2005 reserve report. This PV-10 value would be higher if current prices for crude oil and natural gas were to increase when we drill the remaining 1.7 net wells or place the remaining 54 net wells on production on behalf of these seven drilling partnerships. In the event of repurchase, we receive the investor’s interest in the partnership, which includes the investor’s beneficial share of the partnership’s reserves and related future net cash flows. There are no known events that would result in termination of the material benefits of our off-balance sheet arrangements except for a decrease in oil and gas pricing that occurs after an acquisition. The only material off-balance sheet benefit of this arrangement is the acquisition of proved reserves. To the extent that we acquire interests for their PV-10 value based on this arrangement, and declining oil and natural gas prices, or other factors, render those interests less valuable, a material reduction in the benefits of this arrangement to the Company would occur.

The table below presents the projected timing of our maximum potential repurchase commitment associated with these partnerships as of March 31, 2006:

		Amount of repurchase commitment per period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands )

Maximum potential repurchase commitment (1)	$36,439	$4,530	$31,909	$—	$—

(1)          Based on the partnership reserves taken from the Williamson partnership reserve report as of December 31, 2005 and using pricing at that date. This report does not include reserves for 1.7 net wells that are scheduled to be drilled for these partnerships or for the 54 net wells drilled and waiting to be placed on production.

Commencing January 1, 2007, we are obligated to commence purchasing drilling partnership interests at their PV-10 value if requested by the investor.  As a result, the following factors may affect the liquidity and capital resources of the Company:

•                  An increase in the price of oil and natural gas, or an increase in the amount of proved reserves (from drilling the remaining 1.7 net wells that are scheduled to be drilled for these drilling partnerships during 2006, from the 54 net wells drilled and waiting to be placed on production, or from other factors) may increase the PV-10 value of the drilling partnerships and, as a result, increase the price of our repurchase.  After the acquisition of the drilling partnership interests, oil and natural gas prices may decline resulting in a decline in the expected future net cash flow or fair market value of the assets acquired in the repurchase and a possible recording of impairment expense.

•                  If our existing working capital is inadequate to fund the repurchase of drilling partnership interests, we may be unable to obtain financing, or obtain financing on terms acceptable to us, to purchase the drilling partnership interests at their PV-10 value.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Oil and gas sales. Revenue from oil and gas sales increased $4.6 million in the first quarter of 2006 to $6.8 million, a 213% increase compared to the same quarter in 2005.  This increase in production resulted from significantly increasing our 2005 drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California.  Additionally, this increase results from acquiring the North Wilmington Unit (“NWU”) which is adjacent to the WTU.  Prior to July 2005, all wells were syndicated to our drilling partnerships which resulted in lower working interest percentages allocated us.  Net oil production for the three months ended March 31, 2006 and 2005 was 93 Mbbls and 30 Mbbls, respectively.  Net gas production for three months ended March 31, 2006 and 2005 was 309 and 243 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended March 31, 2006 and 2005 was $52.47 and $35.08, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2006 and 2005 was $6.28 and $4.65, respectively.

Production & exploration. Production and exploration expense increased $2.3 million in the first quarter of 2006 to $3.0 million, a 343% increase compared to the same quarter in 2005.  This increase resulted from an increase in production.  Production increased to 422 Mmcfe for the first quarter of 2005 to 866 Mmcfe for the first quarter of 2006, an increase of 105%.  Additionally, we incurred increases in lease operating expenses related to the Wilmington Field in California. The Company has incurred significant start up, repair and maintenance costs associated with the implementation of our drilling plan.

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $1.9 million in the first quarter of 2006 to $0.4 million, an 81% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $1.3 million during the first quarter to $0.7 million, a 65% decrease compared to the same period in 2005  The drilling activity on behalf of the drilling partnerships was less active during the first quarter of 2006 compared to the corresponding quarter of 2005.

Net loss from turnkey activities was $0.3 million for the first quarter of 2006. This compares to a net gain of $0.3 million for the corresponding quarter in 2005. The net loss from turnkey activities during 2006 results from higher than anticipated drilling costs relating to one well.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $1.2 million in the first quarter of 2006 to $1.0 million, a 54% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.2 million in the quarter to $1.0 million, a 54% decrease compared to the same quarter in 2005. The decrease results from acquiring the assets in our 1998 drilling partnerships.  Additionally, we acquired all of the remaining assets in our drilling partnerships formed between 1994 and 1997.  Gas production from the wells in the drilling partnerships in which we earn a marketing fee for the three months ended March 31, 2006 and 2005 was 0.1 Bcfe and 0.6 Bcfe, respectively. The average price per Mcfe during the first quarter of 2006 and 2005 was $8.87 and $3.71, respectively.

The gross profit from marketing activities for the first quarter of 2006 was $23 thousand as compared to $31 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.3 million in the first quarter of 2006 to $0.2 million, a 54% decrease compared to the corresponding quarter of the preceding year. Well services expense increased $0.1 million in the first quarter to $0.3 million. The decrease in well services revenue results from drilling more wells for our own account and not charging our personnel to third parties.  Additionally, revenue decreased because we acquired all investor’s interests in oil and gas properties in our 1998 drilling partnership, resulting in a reduction in overhead income.

Net loss from well services activities was $47 thousand for the first quarter of 2006. This compared to net profit of $346 thousand for the corresponding quarter of last year.  The increase in net loss during 2006 results from the decrease in well services revenue discussed above.

Net gain (loss) on investments. Net loss on investments was $23 thousand for the first quarter of 2006 compared to a net gain of $31 thousand for the same period of 2005.  Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates.

Interest and other income. Interest and other income increased $0.5 million in the first quarter of 2006 to $1.4 million, a 52% increase compared to the same quarter in 2005. This represents an increase in interest earned on cash and cash equivalents.

Depreciation, depletion, amortization and impairment. Depreciation, depletion, amortization and impairment expense increased $0.7 million for the first quarter of 2006 to $1.5 million, a 94% increase compared to the corresponding quarter last year. This increase results from increased production during the first quarter of 2006 compared to the corresponding period of 2005.  Production increased 105% during this period.

General and administrative expenses. General and administrative expenses increased $0.8 million in the first quarter of 2006 to $2.3 million, a 55% increase compared to the corresponding quarter last year.  This reflects a decrease in the allocation of certain general and administrative expenses to turnkey expenses during 2006.  Additionally, this results from an increase in personnel as a result of increased drilling activities.

Interest expense. Interest expense decreased $0.9 million in the first quarter of 2006 to $0.2 million, an 83% decrease compared to the same quarter last year.  The Company reduced long term debt by approximately $44 million during 2005.  As a result, interest expense decreased significantly.

Retirement of debt. Retirement of debt expense was $1.2 million during the first quarter of 2005.  This expense represents a premium paid on the redemption of debentures and the write off of unamortized deferred offering costs associated with the retired debentures during the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Form 10-K, as amended, includes a discussion of our critical accounting policies.

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

Interest Rate Risk

We hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of the drilling partnerships and purchasers of certain debentures.  Additionally, we hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts.  The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases.  All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on this debt.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Gotham Insurance Company v. Warren.  In 1998, the Company and its subsidiary, Warren E&P, Inc., were sued in the 81st Judicial District Court of Frio County, Texas by Stricker Drilling Company, Inc. and Manning Safety Systems to recover the value of lost equipment based on a well blow-out. As a result of the lawsuit, Gotham Insurance Company, Warren E&P’s well blow-out insurer, intervened. The suit was settled in 1999 with all parties except Gotham and other insurers. The insurers paid approximately $1.8 million under the insurance policy and Gotham has sought a refund of approximately $1.8 million. In the summer and fall of 2000, summary judgments were entered in favor of Warren E&P on essentially all claims except its bad faith claims against Gotham, and Gotham’s claims were rejected. Final judgment was rendered by the District Court on May 14, 2001 in Warren E&P’s favor for the remaining policy proceeds, interest and attorneys’ fees. Gotham appealed the final judgment to the San Antonio Court of Appeals, seeking a refund of approximately $1.5 million. On July 23, 2003, the San Antonio Court of Appeals reversed, in Gotham’s favor, the trial court’s earlier summary judgment for Warren E&P and remanded the case to the trial court for further proceedings consistent with the San Antonio Court of Appeals’ decision. On January 4, 2005, the Company received an order of the trial court that Warren and Warren E&P were obligated to repay Gotham $1.8 million, along with attorneys’ fees and statutory interest estimated at $966,000. At December 31, 2004, Warren recorded a provision for $1.8 million relating to this judgment. On April 11, 2005, Warren filed to appeal the order of the trial court to the Texas Court of Appeals.

On April 26, 2006, the Texas Court of Appeals rendered a decision in Warren’s favor which reversed the trial court’s judgment awarding Gotham’s attorney’s fees and held that, because the trial court erred in failing to conduct “further proceedings” on the amount of restitution that Gotham may be entitled to be awarded, the entire restitution award of $1.8 million and the interest thereon is reversed, with the matter remanded to the trial court for further proceedings.

We are also a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.     In connection with the acquisition of certain oil and gas properties (“Properties”) from two affiliated Delaware limited  (the “Sellers”), which acquisition was closed on March 31, 2006 , Warren issued an aggregate of 383,072 shares of our unregistered common stock (“Common Stock”) to the two Sellers. The number of shares issued was determined based upon a 20% discount from the weighted average sales price for Warren’s publicly traded common stock for the forty-five (45) calendar days ending March 31, 2006. During that period, the weighted average sales price was $14.37 per share, and the 20% discounted price was $11.49 per share. The Common Stock was issued pursuant to the private placement exceptions from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Warren also granted certain registration rights to the Sellers of the Properties in which we have agreed to file and use our reasonable efforts to cause to be declared effective by the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering resales of our Common Stock issued to the Sellers within one (1) year after the closing of the Properties acquisition.

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

WARREN RESOURCES, INC.
(Registrant)

/s/ Timothy A. Larkin
Date: May 4, 2006	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer