Form 10-Q
period 2006-06-30
WARREN RESOURCES INC
filed 2006-08-03
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on August 2, 2006 was 53,825,560 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$69,672,892	$114,632,099
Accounts receivable – trade	3,329,910	3,945,862
Accounts receivable from affiliated partnerships	45,641	118,356
Trading securities	668,100	—
Restricted investments in U.S. Treasury Bonds—available-for-sale, at fair value	112,451	125,771
Other current assets	3,315,388	2,356,583

Total current assets	77,144,382	121,178,671

Other Assets
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depreciation, depletion and amortization	226,147,275	185,904,194
Property and equipment—at cost, net	635,744	559,612
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,012,064	1,821,181
Deferred bond offering costs	267,687	277,700
Goodwill	3,430,246	3,430,246
Other assets	4,009,556	7,592,799

Total other assets	235,502,572	199,585,732
	$312,646,954	$320,764,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures	$253,100	$260,600
Current maturities of other long-term liabilities	330,678	325,994
Accounts payable and accruals	13,569,972	25,042,379
Deferred income—turnkey drilling contracts with affiliated partnerships	1,074,952	1,765,829

Total current liabilities	15,228,702	27,394,802

Long-Term Liabilities
Debentures, less current portion	2,277,900	2,345,400
Other long-term liabilities, less current portion	6,334,720	5,974,493

	8,612,620	8,319,893

Minority Interest	—	7,009,634

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 322,971 shares in 2006 and 652,336 shares in 2005 (aggregate liquidation preference $3,875,652 in 2006 and $7,828,032 in 2005)	3,859,957	7,629,622
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 53,683,608 in 2006 and 52,738,384 shares in 2005	5,368	5,274
Additional paid-in-capital	366,148,917	353,714,161
Accumulated deficit	(80,574,836)	(82,861,220)
Accumulated other comprehensive income, net of applicable income taxes of $129,000 in 2006 and $185,000 in 2005	94,281	280,292
	289,533,687	278,768,129
Less common stock in Treasury—at cost; 632,250 shares in 2006 and 2005	728,055	728,055
Total stockholders’ equity	288,805,632	278,040,074
	$312,646,954	$320,764,403

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2006	2005	2006	2005
Revenues
Oil and gas sales	$7,634,160	$2,929,324	$14,443,601	$5,105,911
Turnkey contracts with affiliated partnerships	119,913	1,324,538	546,510	3,603,855
Oil and gas sales from marketing activities	503,369	2,310,421	1,518,414	4,506,495
Well services	209,632	284,636	457,921	825,295
Net gain on investments	72,731	329,441	49,807	360,901
Interest and other income	1,153,179	697,909	2,509,181	1,590,610
Gain on sale of oil and gas properties	—	89,441	—	89,441
	9,692,984	7,965,710	19,525,434	16,082,508

Expenses
Production & exploration	3,176,007	1,999,872	6,155,628	2,673,034
Turnkey contracts	94,881	1,746,209	800,597	3,767,210
Cost of marketed oil and gas purchased from affiliated partnerships	484,667	2,278,353	1,476,673	4,443,445
Well services	164,840	171,642	460,323	366,031
Depreciation, depletion, amortization and impairment	1,745,394	918,257	3,218,826	1,680,152
General and administrative	2,357,786	1,467,007	4,630,905	2,932,351
Interest	182,981	499,523	373,098	1,606,277
Retirement of debt	—	349,037	—	1,524,270
	8,206,556	9,429,900	17,116,050	18,992,770

Income (loss) before provision for income taxes and minority interest	1,486,428	(1,464,190)	2,409,384	(2,910,262)

Deferred income tax expense (benefit)	56,000	(114,000)	123,000	—

Income (loss) before minority interest	1,430,428	(1,350,190)	2,286,384	(2,910,262)

Minority interest	—	(32,303)	—	(200,337)

Net income (loss)	1,430,428	(1,382,493)	2,286,384	(3,110,599)

Less dividends and accretion on preferred shares	45,222	1,602,191	216,148	3,242,623

Net income (loss) applicable to common stockholders	$1,385,206	$(2,984,684)	$2,070,236	$(6,353,222)

Earnings (loss) per share – Basic	$0.03	$(0.08)	$0.04	$(0.18)
Earnings (loss) per share – Diluted	0.03	(0.08)	0.04	(0.18)

Weighted average common shares outstanding – Basic	52,830,408	36,379,461	52,516,684	35,146,437
Weighted average common shares outstanding – Diluted	54,384,583	36,379,461	54,341,803	35,146,437

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,286,384	$(3,110,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on available-for-sale debt securities	(44,556)	(362,487)
Amortization and write-off of deferred bond offering costs	10,013	947,850
Gain on sale of US treasury bonds—available for sale	—	(418,001)
Depreciation, depletion, amortization and impairment	3,218,826	1,680,152
Accretion of asset retirement obligation	168,897	36,543
Gain on sale of oil and gas properties	—	(89,441)
Expense on the issuance of warrants	—	21,705
Common stock cancelled	(70,670)	—
Stock option expense	234,835	—
Deferred tax expense	123,000	—
Change in assets and liabilities:
(Increase) decrease in trading securities	(668,100)	65,818
(Increase) decrease in accounts receivable—trade	660,951	(698,138)
Decrease in accounts receivable from affiliated partnerships	72,715	15,147
(Increase) decrease in other assets	2,624,438	(3,052,059)
Decrease in accounts payable and accruals	(5,493,342)	(1,306,195)
Decrease in deferred income from affiliated partnerships	(690,877)	(3,990,206)
Decrease in other long term liabilities	—	(13,069)

Net cash provided by (used in) operating activities	2,432,514	(10,272,980)

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(50,115,263)	(25,740,069)
Purchase of property and equipment	(193,660)	(245,049)
Proceeds from the sale of property and equipment	—	180,000
Proceeds from U.S. Treasury Bonds—available-for-sale	557,983	11,156,955

Net cash used in investing activities	(49,750,940)	(14,648,163)

Cash flows from financing activities:
Payments on debt and debentures	(117,055)	(16,986,268)
Issuance of common stock, net	2,476,274	361,716
Dividends paid on preferred stock	—	(1,574,594)

Net cash provided by (used in) financing activities	2,359,219	(18,199,146)

Net decrease in cash and cash equivalents	(44,959,207)	(43,120,289)
Cash and cash equivalents at beginning of period	114,632,099	99,920,885

Cash and cash equivalents at end of period	$69,672,892	$56,800,596

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$194,189	$1,340,484
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$205,634	$1,564,310
Common stock issued for acquisition of property	6,185,389	—
Common stock issued on conversion of preferred stock	3,951,576	61,028,268

The accompanying notes are an integral part of these financial statements.

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2006 and December 31, 2005, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and consolidated cash flows for the six months ended June 30, 2006 and 2005. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2005. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2005 Annual Report on Form 10-K.

NOTE 2—STOCK OPTIONS

Prior to January 1, 2006, we accounted for our nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation cost for our nonqualified stock options was recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized over the vesting period in accordance with provisions of Statement 123(R). For the three and six months ended June 30, 2006, we recognized approximately $201,000 and $235,000 in compensation expense related to our non-qualified stock option plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans for the three and six months ended June 30, 2005. For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant and amortized to expense over the options’ vesting periods.

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss, applicable to common stockholders, as reported	$(2,984,684)	$(6,353,222)

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	(2,614,482)

Pro forma net loss applicable to common stockholders, as reported	$(2,984,684)	$(8,967,704)

Basic and diluted loss per share:
As reported -	$(0.08)	$(0.18)
Pro forma -	$(0.08)	$(0.26)

The following assumptions were used to value stock options:

	Six months ended June 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	48.2%	28.68%
Risk-free interest rate	4.66%	3.65%
Fair value of options	$5.57	$2.97
Expected life	3.5 years	5 years

		Weighted	Weighted
		Average	Aggregate	Average
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)

Outstanding at December 31, 2005	2,510,721	$7.23
Granted	417,250	13.85
Exercised	(108,989)	6.65
Forfeited or expired	(11,000)	13.85
Outstanding at June 30, 2006	2,807,982	$8.21	2.81	$17,311

Exercisable at June 30, 2006	2,361,732	$7.13	3.34	$17,290

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.2 million and $0.5 million respectively.

As of June 30, 2006 there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 3 years.

Cash received from option exercises under all stock-based payment arrangements for the six months ended June 30, 2006 was $0.7 million. We issue new shares of common stock to settle option exercises.

The following table summarizes information about the Company’s stock options outstanding at June 30, 2006.

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Exercise	Options	Average Exercise	Remaining Contractual	Options	Average Exercise
Price	Outstanding	Price	Life (Years)	Exercisable	Price

$4.00	713,783	$4.00	1.91	713,783	$4.00
7.00	618,500	7.00	2.78	618,500	7.00
9.05	692,500	9.05	3.61	692,500	9.05
10.00	326,949	10.00	0.56	326,949	10.00
11.00	10,000	11.00	4.22	10,000	11.00
14.85	40,000	14.85	4.72	—	14.85
13.85	406,250	13.85	4.38	—	13.85
	2,807,982	$8.21	2.81	2,361,732	$7.13

Securities Authorized for Issuance Under Compensation Plans

The table below includes information about our equity compensation plans as of June 30, 2006:

Plans	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	409,500	$8.32	946,500
2001 Stock Incentive Plan	2,500,000	1,116,732	$10.21	974,238
2001 Key Employee Stock Incentive Plan	2,500,000	1,281,750	$6.43	1,008,250
Total	6,975,000	2,807,982	$8.21	2,928,888

NOTE 3—CHANGES IN STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2006, holders of 329,365 shares of convertible preferred stock have converted into common stock on a basis of 0.75 shares of common stock for one share of convertible preferred stock. As of June 30, 2006, 322,971 shares of convertible preferred stock remain outstanding. Preferred dividends of approximately $0.6 million and $0.4 million were accrued at June 30, 2006 and December 31, 2005, respectively. The accrued dividends have not been paid as of the date of this filing.

Effective as of June 30, 2006, the 8% preferred stockholders agreed by greater than the requisite 66.67% majority to amend their Articles Supplementary filed with the State of Maryland to allow for a dividend on the preferred stock to be paid in kind with Warren Resources’ common stock for the dividends accrued for the four quarters ended June 30, 2006, which amount equals $.96 per share, or $591,063 in the aggregate. Therefore, in lieu of paying cash,

Warren plans to issue a total of 46,669 shares of its common stock as a preferred dividend for the four quarters ended June 30, 2006, after these common shares are registered under a Form S-3 registration statement.

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

At June 30, 2006, there were 322,971 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $3,875,652 between July 1, 2010 and January 1, 2011. As noted above, the Company could, at its option, settle the redemption requests in shares of its common stock.

During the six months ended June 30, 2006, employees and directors exercised a total of 108,989 options at exercise prices between $4 and $10 per share. Additionally for the six months ended June 30, 2006, investors exercised a total of 160,573 warrants at exercise prices of $10 and $12.50 per share. The Company received proceeds of approximately $2.5 million from these two exercises.

During the first quarter of 2006, the investor partners of the 1998 drilling partnerships voted to approve the sale of all of the oil and gas assets of the drilling partnerships to us. As a result, the Company issued 383,072 restricted shares of common stock under Regulation D (restricted for at least one year) with a value of $5.5 million in exchange for both producing and non-producing properties. The number of shares issued was determined based upon a 20% discount from the weighted average sales price for Warren’s publicly traded common stock for the forty-five (45) calendar days ending March 31, 2006. The Company booked the transaction based on the undiscounted weighted average price of its common stock for the forty-five (45) calendar days ending March 31, 2006. The Company also issued 44,691 shares to an individual in exchange for his interest in one drilling partnership during the three months ended March 31, 2006. These shares were valued at $680,644 based on the price of our stock on the date of issuance.

Also, during the three months ended March 31, 2006, the Company acquired all minority interests in the 1994 thru 1997 drilling partnerships for approximately $1.4 million in cash. The minority interest relating to these partnerships was recorded as a reduction in the cost basis of the assets acquired.

NOTE 4—INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive. Potential common shares for the three and six months ended June 30, 2006 and June 30, 2005 of 424,211 and 3,344,023 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income (loss) per share because they are anti-dilutive. Potential common shares of 446,250 and 6,414,958, relating to stock options and warrants, respectively, were excluded from the computation of diluted income (loss) per share for the six months ended June 30, 2006 and June 30, 2005 because they are anti-dilutive. Additionally, potential common shares of 446,250 and 6,414,958, relating to stock options and warrants, respectively, were excluded from the computation of diluted income (loss) per share for the three months ended June 30, 2006 and June 30, 2005 because they are anti-dilutive. Stock options have a weighted average exercise price of $8.21 and $6.45 at June 30, 2006 and June 30, 2005, respectively. Anti-dilutive warrants have a weighted average exercise price of $11.31 and $11.17 at June 30, 2006 and June 30, 2005, respectively. At June 30, 2006, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $25 to $50. The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note 3).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net income available to shareholders	$1,385,206	$2,070,236

Weighted average shares outstanding - basic	52,830,408	52,516,684
Effect of dilutive securities – stock options	455,102	631,412
Effect of dilutive securities – warrants	1,099,073	1,193,707

Weighted average shares outstanding - diluted	54,384,583	54,341,803

Basic and diluted net income per share	$0.03	$0.04

NOTE 5—LONG-TERM DEBT

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $25 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding.

Bonds outstanding are as follows:

	June 30, 2006	December 31, 2005

12% Secured Convertible Bonds, due December 31, 2020	$1,395,000	$1,470,000
12% Secured Convertible Bonds, due December 31, 2022	1,136,000	1,136,000

	2,531,000	2,606,000
Less current portion	253,100	260,600

Long-term portion	$2,277,900	$2,345,400

NOTE 6—CONTINGENCIES

Litigation

We are a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on the Company’s financial condition or results of operations.

Repurchase Agreements

For repurchase agreements relating to partnerships formed from 1999 to 2001, investor partners have a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation. In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price or the estimated cash flows discounted at 10% (“PV-10”) from proved developed and undeveloped reserves of each partnership. At June 30, 2006, the formula purchase price with respect to these partnerships was approximately $74.5 million. However, this amount is limited to approximately $36.4 million based on the PV-10 of the assets in these partnerships at December 31, 2005. This limitation does not include reserves for 1.7 net wells remaining to be drilled or 49 net wells awaiting to be placed on production on behalf of these seven drilling partnerships, and will fluctuate due to the variables in determining discounted cash flows, such as price changes, reserve revisions, etc. In the event of repurchase, the Company receives the investor’s interest in the partnership and the investor’s pro rata share of the partnerships reserves and related future cash flows.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue
Turnkey Contracts	$119,913	$1,324,538	$546,510	$3,603,855
Oil and Gas Marketing	503,369	2,310,421	1,518,414	4,506,495
Oil and Gas Operations	7,634,160	3,018,765	14,443,601	5,195,352
Well Services	209,632	284,636	457,921	825,295
Other	1,225,910	1,027,350	2,558,988	1,951,511

	$9,692,984	$7,965,710	$19,525,434	$16,082,508

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Operating Income / (Loss)
Turnkey Contracts	$(772)	$(447,475)	$(305,695)	$(216,362)
Oil and Gas Marketing	18,702	32,068	41,741	63,050
Oil and Gas Operations	2,746,277	121,752	5,124,165	885,247
Well Services	44,792	112,994	(2,402)	459,264
Other	(1,322,571)	(1,283,529)	(2,448,425)	(4,101,461)

	$1,486,428	$(1,464,190)	$2,409,384	$(2,910,262)

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income (loss) for the periods are as follow:

	2006	2005

Six Months ending June 30,	$2,100,373	$(3,110,825)

Three Months ending June 30,	$1,343,865	$(1,212,587)

NOTE 9—GOODWILL

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended June 30, 2006 no events occurred which would indicate that an impairment of goodwill existed.

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

OVERVIEW:

During 2005, we began to transition ourselves from being a provider of turnkey contract services into more of a traditional exploration and production company. As a result, oil and gas sales and production and exploration expense have become more material during the transition. Additionally, turnkey contract revenues and expenses have become less material.

Our future success depends upon the development of our core acreage. During 2006 and subsequent years, we plan to continue to develop our core acreage, which includes our coalbed methane (“CBM”) acreage in the Atlantic Rim and Pacific Rim in the Washakie Basin in Wyoming. Additionally, our core acreage includes our secondary recovery water flood projects in the Wilmington Townlot Unit and the North Wilmington Townlot Unit in southern California. As of June 30, 2006, we owned natural gas and oil leasehold interests in approximately 269,557 gross (149,825 net) acres. Substantially all of our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

LIQUIDITY AND CAPITAL RESOURCES:

During December 2005, we sold 6.9 million shares in a secondary offering raising net proceeds of $95.0 million.

Our cash and cash equivalents decreased $45 million during the first six months of 2006. Cash used in investing activities of $49.8 million results primarily from expenditures on oil and gas properties. Cash provided by operating activities of $2.4 million primarily relates to increased profits relating to higher oil and gas production offset by a decrease in accounts payable and accruals of $5.5 million. Cash provided by financing activities of $2.4 million results from the exercise of stock options and warrants.

Currently our assets are unencumbered, except for restricted investments in US Treasury Bonds which secure our bonds. As a result the Company may seek to obtain bank financing to fund future activities.

Another commitment of funds relates to the drilling partnerships. Our deferred revenue balance relating to our drilling commitments totaled $1.1 million at June 30, 2006. This commitment approximates 1.7 net wells, primarily in the Washakie Basin, to be drilled on behalf of our drilling partnerships formed in 2003 and prior.

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

The Company had net income of $1.4 million (including preferred dividends and accretion of $0.1 million) for the second quarter of 2006, as compared to a net loss of $3.0 million (including preferred dividends of $1.6 million) for the comparable period of 2005. At June 30, 2006, current assets exceeded current liabilities by approximately $61.9 million. We expect our cash and cash equivalents, cash flows from operating activities and bank financings to be sufficient to fund our operations for more than the next twelve months.

At June 30, 2006, we had approximately 2.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.4 million outstanding vested options, only 20,000 options had exercise prices above the closing market price ($14.36) of our common stock on June 30, 2006. If the options with exercise prices below the closing market price on June 30, 2006 are exercised by the holders, we would receive $16.9 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. The table below reflects the release of U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of June 30, 2006	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Bonds	$2,531,000	$253,100	$432,801	$350,569	$1,494,530
Drilling Commitments	1,670,055	1,670,055	—	—	—
Leases	496,774	109,053	304,775	82,946	—
Total	$4,697,829	$2,032,208	$737,576	$433,515	$1,494,530

The contractual obligation schedule above does not reflect $2.5 million principal amount of zero coupon U.S. treasury bonds held by us in escrow to secure the repayment of the bonds upon maturity. Such U.S. treasury bonds had a fair market value of $1.1 million at June 30, 2006.

Off-Balance Sheet Arrangements

Under the terms of our drilling partnerships formed from 1999 to 2001, investors have the right to tender their interest back to the drilling partnership and other program investors during the period seven years after the date of the partnership’s formation. The tender rights were included to make such partnerships more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. To the extent that an investor tenders a drilling partnership interest for sale and the drilling partnership and other investors elect not to repurchase the withdrawing partner’s interest, we will be required to repurchase the interest from the investor. The price of our repurchase is fixed by the drilling partnership agreement to be the lower of the PV-10 value of the assets of the partnership and a formula based on the amount of the investor’s cash investment reduced by the amount of any cash distributions received. As of June 30, 2006, based on the December 31, 2005 reserve reports of the respective seven drilling partnerships, the aggregate PV-10 value of the assets in these partnerships is $36.4 million. Because this PV-10 value is less than the formula price of $74.5 million at June 30, 2006, the maximum repurchase price obligation at June 30, 2006 was $36.4 million based on the December 31, 2005 reserve report. This PV-10 value would be higher if current prices for crude oil and natural gas were to increase when we drill the remaining 1.7 net wells or place receive additional proved reserves for the 49 net wells that were waiting to be placed on production as of December 31, 2005. In the event of repurchase, we receive the investor’s interest in the partnership, which includes the investor’s beneficial share of the partnership’s reserves and related future net cash flows. There are no known events that would result in termination of the material benefits of our off-balance sheet arrangements except for a decrease in oil and gas pricing that occurs after an acquisition. The only material off-balance sheet benefit of this arrangement is the acquisition of proved reserves. To the extent that we acquire interests for their PV-10 value based on this arrangement, and declining oil and natural gas prices, or other factors, render those interests less valuable, a material reduction in the benefits of this arrangement to the Company would occur.

The table below presents the projected timing of our maximum potential repurchase commitment associated with these partnerships as of June 30, 2006:

	Amount of repurchase commitment per period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Maximum potential repurchase commitment (1)	$36,439	$4,530	$31,909	$—	$—

(1)                      Based on the partnership reserves taken from the Williamson partnership reserve report as of December 31, 2005 and using pricing at that date. This report does not include proved reserves for remaining 1.7 net wells or additional proved reserves for the 49 net wells that were waiting to be placed on production as of December 31, 2005.

Commencing January 1, 2007, we are obligated to purchase drilling partnership interests in two drilling programs formed in 1999, if requested by the investor. This obligation is calculated using the PV-10 value of the assets in these programs as of December 31, 2006. At December 31, 2005, this obligation was estimated at $4.5 million. As a result, the following factors may affect the liquidity and capital resources of the Company:

•                  An increase in the price of oil and natural gas, or an increase in the amount of proved reserves (from drilling the remaining 1.7 net wells that are scheduled to be drilled for these drilling partnerships during 2006, from the 49 net wells that were waiting to be placed on production as of December 31, 2005, or from other factors) may increase the PV-10 value of the drilling partnerships and, as a result, increase the price of our repurchase. After the acquisition of the drilling partnership interests, oil and natural gas prices may decline resulting in a decline in the expected future net cash flow or fair market value of the assets acquired in the repurchase and a possible recording of impairment expense.

•                  If our existing working capital is inadequate to fund the repurchase of drilling partnership interests, we may be unable to obtain financing, or obtain financing on terms acceptable to us, to purchase the drilling partnership interests at their PV-10 value.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Oil and gas sales. Revenue from oil and gas sales increased $4.7 million in the second quarter of 2006 to $7.6 million, a 161% increase compared to the same quarter in 2005. This increase in production resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California. Additionally, this increase results from acquiring the North Wilmington Unit (“NWU”) which is adjacent to the WTU. Prior to July 2005, all wells were syndicated to our drilling partnerships which resulted in lower working interest percentages allocated us. Net oil production for the three months ended June 30, 2006 and 2005 was 105 Mbbls and 34 Mbbls, respectively. Net gas production for three months ended June 30, 2006 and 2005 was 258 and 258 Mmcf, respectively. The average realized price per barrel of oil for the three months ended June 30, 2006 and 2005 was $59.35 and $40.94, respectively. Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2006 and 2005 was $5.43 and $5.93, respectively.

Production & exploration. Production and exploration expense increased $1.2 million in the second quarter of 2006 to $3.2 million, a 59% increase compared to the same quarter in 2005. Primarily, this increase resulted from an increase in production of oil and gas. Production increased to 888 Mmcfe for the second quarter of 2006 compared to 463 Mmcfe for the second quarter of 2005, an increase of 92%. Additionally, we incurred increases in lease operating expenses related to the Wilmington Field in California. The Company has incurred significant start up, repair and maintenance costs associated with the implementation of our drilling plan.

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $1.2 million in the second quarter of 2006 to $0.1 million, a 91% decrease compared to the corresponding quarter of the preceding year. Additionally, turnkey contract expense decreased $1.7 million during the second quarter to $0.1 million, a 95% decrease compared to the same period in 2005  The drilling activity on behalf of the drilling partnerships was less active during the first quarter of 2006 compared to the corresponding quarter of 2005. Net income from turnkey activities was $25 thousand for the second quarter of 2006. This compares to a net loss of $0.4 million for the corresponding quarter in 2005.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $1.8 million in the second quarter of 2006 to $0.5 million, a 78% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $1.8 million in the quarter to $0.5 million, a 79% decrease compared to the same quarter in 2005. The decrease results from acquiring the assets in our 1998 drilling partnerships. Additionally, we acquired all of the remaining assets in our drilling partnerships formed between 1994 and 1997. Gas production from the wells in the drilling partnerships in which we earn a marketing fee for the three months ended June 30, 2006 and 2005 was 0.1 Mmcfe and 4.0 Mmcfe, respectively. The average price per Mcfe during the second quarter of 2006 and 2005 was $6.20 and $5.40, respectively. The gross profit from marketing activities for the second quarter of 2006 was $19 thousand as compared to $32 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.1 million in the second quarter of 2006 to $0.2 million, a 26% decrease compared to the corresponding quarter of the preceding year. Well services expense was flat compared with the prior year. Revenue decreased because we acquired all investor’s interests in oil and gas properties in our 1998 drilling partnership, resulting in a reduction in overhead income.

Net income from well services activities was $45 thousand for the second quarter of 2006. This compared to net profit of $113 thousand for the corresponding quarter of last year. The decrease in net income during 2006 results from the decrease in well services revenue discussed above.

Net gain on investments. Net gain on investments was $73 thousand for the second quarter of 2006 compared to a net gain of $329 thousand for the same period of 2005. Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates on the securities sold during the period.

Interest and other income. Interest and other income increased $0.5 million in the second quarter of 2006 to $1.2 million, a 65% increase compared to the same quarter in 2005. This represents an increase in interest earned on cash and cash equivalents.

Depreciation, depletion, amortization and impairment. Depreciation, depletion, amortization and impairment expense increased $0.8 million for the second quarter of 2006 to $1.7 million, a 90% increase compared to the corresponding quarter last year. This increase results from increased production during the second quarter of 2006 compared to the corresponding period of 2005. Production increased 92% during this period.

General and administrative expenses. General and administrative expenses increased $0.9 million in the second quarter of 2006 to $2.4 million, a 61% increase compared to the corresponding quarter last year. This reflects a decrease in the allocation of certain general and administrative expenses to turnkey expenses during 2006. Additionally, this results from an increase in personnel as a result of increased drilling activities. Lastly, expenses relating to the issuance of stock options were $0.2 million in the second quarter of 2006 compared to $0 in the corresponding period of 2005.

Interest expense. Interest expense decreased $0.3 million in the second quarter of 2006 to $0.2 million, a 63% decrease compared to the same quarter last year. The Company reduced long term debt by approximately $44 million during 2005. As a result, interest expense decreased significantly.

Retirement of debt. Retirement of debt expense was $0.3 million during the second quarter of 2005. This expense represents a premium paid on the redemption of bonds and the write off of unamortized deferred offering costs associated with the retired bonds during the second quarter of 2005.

Six months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Oil and gas sales. Revenue from oil and gas sales increased $9.3 million in the second quarter of 2006 to $14.4 million, a 183% increase compared to the same quarter in 2005. This increase in production resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California. Additionally, this increase results from acquiring the North Wilmington Unit (“NWU”) which is adjacent to the WTU. Prior to July 2005, all wells were syndicated to our drilling partnerships which resulted in lower working interest percentages allocated us. Net oil production for the six months ended June 30, 2006 and 2005 was 198 Mbbls and 64 Mbbls, respectively. Net gas production for six months ended June 30, 2006 and 2005 was 567 and 501 Mmcf, respectively. The average realized price per barrel of oil for the six months ended June 30, 2006 and 2005 was $56.12 and $38.01, respectively. Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2006 and 2005 was $5.89 and $5.29, respectively.

Production & exploration. Production and exploration expense increased $3.5 million in the second quarter of 2006 to $6.2 million, a 130% increase compared to the same quarter in 2005. This increase resulted from an increase in production. Production increased to 1.8 Bcfe for the first six months of 2006 compared to 0.9 Bcfe for the comparable period of 2005, an increase of 100%. Additionally, we incurred increases in lease operating expenses related to the Wilmington Field in California. The Company has incurred significant start up, repair and maintenance costs associated with the implementation of our drilling plan.

Turnkey contract revenue and expenses. Turnkey contract revenue decreased $3.1 million in the first six months of 2006 to $0.5 million, an 85% decrease compared to the corresponding period of the preceding year. Additionally, turnkey contract expense decreased $3.0 million during the first six months of 2006 to $0.8 million, a 79% decrease compared to the same period in 2005  The drilling activity on behalf of the drilling partnerships was less active during the first six months of 2006 compared to the corresponding quarter of 2005.

Net loss from turnkey activities was $0.3 million and $0.2 million for the first six months of 2006 and 2005, respectively. The net loss from turnkey activities during 2006 results from higher than anticipated drilling costs.

Oil and gas sales and costs from marketing activities. Oil and gas sales from marketing activities decreased $3.0 million in the first six months of 2006 to $1.5 million, a 66% decrease compared to the same period last year. Cost of oil and gas marketing activities decreased $3.0 million in the first six months of 2006 to $1.5 million, a 67% decrease compared to the same period in 2005. The decrease results from acquiring the assets in our 1998 drilling partnerships. Additionally, we acquired all of the remaining assets in our drilling partnerships formed between 1994 and 1997. Gas production from the wells in the drilling partnerships in which we earn a marketing fee for the six months ended June 30, 2006 and 2005 was 0.2 Bcfe and 1.0 Bcfe, respectively. The average price per Mcfe during the first six months of 2006 and 2005 was $7.54 and $4.42, respectively.

The gross profit from marketing activities for the first six months of 2006 was $42 thousand as compared to $63 thousand in the same period last year.

Well services activities. Well services revenue decreased $0.4 million in the first six months of 2006 to $0.5 million, a 45% decrease compared to the corresponding period of the preceding year. Well services expense increased $0.1 million in the first six months to $0.5 million. The decrease in well services revenue results from drilling more wells for our own account and not charging our personnel to third parties. Additionally, revenue decreased because we acquired all investor’s interests in oil and gas properties in our 1994 through 1998 drilling partnerships, resulting in a reduction in overhead income.

Net loss from well services activities was $2 thousand for the first six months of 2006. This compared to net profit of $459 thousand for the corresponding period of last year. The increase in net loss during 2006 results from the decrease in well services revenue discussed above.

Net gain on investments. Net gain on investments was $50 thousand for the first six months of 2006 compared to a net gain of $361 thousand for the same period of 2005. Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from changes in long-term interest rates on the securities sold during the period.

Interest and other income. Interest and other income increased $0.9 million in the first six months of 2006 to $2.5 million, a 58% increase compared to the same period in 2005. This represents an increase in interest earned on cash and cash equivalents.

Depreciation, depletion, amortization and impairment. Depreciation, depletion, amortization and impairment expense increased $1.5 million for the first six months of 2006 to $3.2 million, a 92% increase compared to the corresponding quarter last year. This increase results from increased production during the first six months of 2006 compared to the corresponding period of 2005. Production increased 98% during this period.

General and administrative expenses. General and administrative expenses increased $1.7 million in the first six months of 2006 to $4.7 million, a 58% increase compared to the corresponding period last year. This reflects a decrease in the allocation of certain general and administrative expenses to turnkey expenses during 2006. Additionally, this results from an increase in personnel as a result of increased drilling activities. Lastly, expenses relating to the issuance of stock options were $0.2 million in the first six months of 2006 compared to $0 in the corresponding period of 2005.

Interest expense. Interest expense decreased $1.2 million in the first six months of 2006 to $0.4 million, a 77% decrease compared to the same period last year. The Company reduced long-term debt by approximately $44 million during 2005. As a result, interest expense decreased significantly.

Retirement of debt. Retirement of debt expense was $1.5 million during the first six months of 2005. This expense represents a premium paid on the redemption of bonds and the write off of unamortized deferred offering costs associated with the retired bonds during 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Form 10-K, includes a discussion of our critical accounting policies.

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

Interest Rate Risk

We hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of the drilling partnerships and purchasers of certain bonds. Additionally, we hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts. The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on this debt.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

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

Item 4. Submission of Matters to a Vote of Security Holders

1. On May 17, 2006, we held our Annual Meeting of Stockholders. At the meeting, the following two matters were considered and approved:

(a) Proposal that Lloyd Davies, Leonard Dececchis and Thomas Noonan be elected as directors for a term expiring at the 2009 annual meeting, or until their successors are duly elected:

Lloyd Davies	42,353,198	FOR	654,524	WITHHOLD
Leonard DeCecchis	42,877,837	FOR	129,885	WITHHOLD
Thomas Noonan	42,224,835	FOR	782,887	WITHHOLD

(b) Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2006:

42,713,666 FOR	211,411	AGAINST	82,645	ABSTAIN

2. Effective as of June 30, 2006, the 8% preferred stockholders agreed by greater than the requisite 66.67% majority to amend their Articles Supplementary filed with the State of Maryland to allow for a dividend on the preferred stock to be paid in kind with Warren Resources’ common stock for the dividends accrued for the four quarters ended June 30, 2006, which amount equals $.96 per share, or $589,429 in the aggregate. Therefore, in lieu of paying cash, Warren plans to issue a total of 46,669 shares of its common stock as a preferred dividend for the four quarters ended June 30, 2006, after these common shares are registered under a Form S-3 registration statement.

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

WARREN RESOURCES, INC.
(Registrant)

Date: August 3, 2006		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer