Form 10-Q
period 2007-03-31
WARREN RESOURCES INC
filed 2007-05-04
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on May 3, 2007 was 54,179,336 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$39,464,848	$43,021,884
Accounts receivable – trade	8,869,033	5,949,369
Accounts receivable from affiliated partnerships	34,890	34,890
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	121,677	121,855
Other current assets	296,933	3,309,692

Total current assets	48,787,381	52,437,690

Other Assets
Oil and gas properties—at cost, based on successful efforts method of accounting, net of accumulated depreciation, depletion and amortization	282,504,676	260,500,325
Property and equipment—at cost, net	2,646,925	1,751,146
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,095,091	1,096,695
Deferred bond offering costs	254,003	258,383
Goodwill	3,430,246	3,430,246
Other assets	4,214,582	4,384,772

Total other assets	294,145,523	271,421,567
	$ 342,932,904	$323,859,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of debentures	$249,600	$249,600
Current maturities of other long-term liabilities	276,007	257,028
Accounts payable and accruals	20,550,884	22,455,043

Total current liabilities	21,076,491	22,961,671

Long-Term Liabilities
Debentures, less current portion	2,246,400	2,246,400
Other long-term liabilities, less current portion	6,922,333	6,766,868
Line of credit	20,000,000	—

	29,168,733	9,013,268

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 271,436 shares in 2007 and 272,000 shares in 2006 (aggregate liquidation preference $3,257,232 in 2007 and $3,264,000 in 2006)	3,248,100	3,252,897
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 54,178,336 in 2007 and 54,143,054 shares in 2006	5,418	5,414
Additional paid-in-capital	371,377,013	371,035,151
Accumulated deficit	(81,345,240)	(81,822,011)
Accumulated other comprehensive income, net of applicable income taxes of $85,000 in 2007 and $92,000 in 2006	130,444	140,922
	293,415,735	292,612,373

Less common stock in Treasury—at cost; 632,250 shares in 2007 and 2006	728,055	728,055
Total stockholders’ equity	292,687,680	291,884,318
	$ 342,932,904	$323,859,257

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, (Unaudited)
	2007	2006
Revenues
Oil and gas sales	$9,481,685	$6,809,441
Turnkey contracts with affiliated partnerships	—	426,597
Gas sales from marketing activities	373,755	1,015,045
Well services	304,706	248,289
Net gain (loss) on investments	8,081	(22,924)
Interest and other income	832,761	1,356,002
	11,000,988	9,832,450

Expenses
Production & exploration	4,024,622	2,979,621
Turnkey contracts	354,355	705,716
Cost of marketed oil and gas purchased from affiliated partnerships	360,970	992,006
Well services	359,626	295,483
Depreciation, depletion, amortization and impairment	2,593,116	1,558,377
General and administrative	2,667,660	2,273,119
Interest	156,868	105,172
	10,517,217	8,909,494

Income before provision for income taxes	483,771	922,956

Deferred income tax expense	7,000	67,000

Net income	476,771	855,956

Less dividends and accretion on preferred shares	67,116	170,925

Net income applicable to common stockholders	$409,655	$685,031

Earnings per share – Basic	$0.01	$0.01
Earnings per share – Diluted	0.01	0.01

Weighted average common shares outstanding – Basic	53,519,642	52,199,474
Weighted average common shares outstanding – Diluted	54,466,840	54,314,040

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, (Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$476,771	$855,956
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(15,695)	(23,731)
Amortization and write-off of deferred bond offering costs	4,380	5,625
Depreciation, depletion, amortization and impairment	2,593,116	1,558,377
Common stock cancelled	—	(1,478)
Stock option expense	206,963	32,119
Deferred tax expense	7,000	67,000
Change in assets and liabilities:
Increase in trading securities	—	(242,548)
(Increase) decrease in accounts receivable—trade	(2,919,664)	494,066
Decrease in accounts receivable from affiliated partnerships	—	67,340
Decrease in other assets	3,182,949	2,009,968
Decrease in accounts payable and accruals	(1,614,465)	(568,909)
Decrease in deferred income from affiliated partnerships	—	(570,964)

Net cash provided by operating activities	1,921,355	3,682,821

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(24,639,791)	(24,604,427)
Purchase of property and equipment	(1,010,910)	(175,982)
Proceeds from U.S. Treasury Bonds—available-for-sale	—	209,784

Net cash used in investing activities	(25,650,701)	(24,570,625)

Cash flows from financing activities:
Proceeds from line of credit	20,000,000	—
Payments on debt and debentures	(22,940)	(95,765)
Issuance of common stock, net	195,250	776,622

Net cash provided by financing activities	20,172,310	680,857

Net decrease in cash and cash equivalents	(3,557,036)	(20,206,947)

Cash and cash equivalents at beginning of period	43,021,884	114,632,099

Cash and cash equivalents at end of period	$39,464,848	$94,425,152

Supplemental disclosure of cash flow information
Cash paid for interest	$91,940	$99,548
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$65,145	$147,766
Common stock issued on conversion of preferred stock	6,768	439,557
Common stock issued for acquisition of property	—	6,185,389

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2007 and December 31, 2006, the consolidated results of operations for the three months ended March 31, 2007 and 2006 and consolidated cash flows for the three months ended March 31, 2007 and 2006. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2006. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K.

NOTE 2—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under SFAS No. 123R was approximately $207,000 and $32,000 for the three months ended March 31, 2007 and 2006, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	43.8%	48.2%
Risk-free interest rate	4.48%	4.66%
Fair value of options	$3.91	$5.57
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2006	2,456,783	$8.07
Granted	497,250	10.51
Exercised	(35,000)	5.58
Forfeited or expired	(30,750)	13.70
Outstanding at March 31, 2007	2,888,283	$8.46	2.84	$13,530

Exercisable at March 31, 2007	2,086,198	$7.22	2.16	$12,252

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.2 million and $0.8 million respectively.

As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $4.1 million, which we expect to recognize over a weighted average period of 3 years.

Cash received from stock option exercises under all stock-based payment arrangements for the three months ended March 31, 2007 was $0.2 million. We issue new shares of common stock to settle option exercises.

Restricted Shares

Restricted share activity as of March 31, 2007 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2006	—	$—
Granted	59,995	10.51
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2007	59,995	$10.51

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.6 million, which is expected to be recognized over a weighted average period of approximately 3 years.

NOTE 3—CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, holders of 564 shares of convertible preferred stock converted into common stock on a basis of 0.50 shares of common stock for one share of convertible preferred stock. As of March 31, 2007, 271,436 shares of convertible preferred stock remain outstanding.  Preferred dividends of approximately $65,000 were accrued at March 31, 2007.

The preferred stock pays an 8% cumulative dividend and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder into common stock of the Company based on a conversion rate of 1 to 0.50.

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

At March 31, 2007, there were 271,436 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $3,257,232 beginning July 1, 2010. As noted above, the Company could, at its option, settle the redemption requests in shares of its common stock.

During the three months ended March 31, 2007, employees and directors exercised a total of 35,000 options at exercise prices between $4 and $9.05 per share. The Company received proceeds of approximately $0.2 million from these exercises.

NOTE 4—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income  per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2007 and March 31, 2006 of 207,032 and 563,019 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 2,315,030, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the three months ended March 31, 2007 because they are anti-dilutive. Potential common shares of 3,343,706, relating to stock options and warrants, respectively, were excluded from the computation of diluted income per share at March 31, 2006 because they are anti-dilutive. Stock options have a weighted average exercise price of $8.46 and $8.14 at March 31, 2007 and March 31, 2006, respectively. Anti-dilutive warrants have a weighted average exercise price of $12.50 and $11.17 at March 31, 2007 and March 31, 2006, respectively. At March 31, 2007, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note 3).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income available to shareholders	$409,655	$685,031

Weighted average shares outstanding - basic	53,519,642	52,199,474
Effect of dilutive securities – stock options	781,142	1,289,048
Effect of dilutive securities – warrants	166,056	825,518

Weighted average shares outstanding - diluted	54,466,840	54,314,040

Basic and diluted net income per share	$0.01	$0.01

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Line of Credit	$20,000,000	$—
12% Secured Convertible Bonds, due December 31, 2020	1,390,000	1,390,000
12% Secured Convertible Bonds, due December 31, 2022	1,106,000	1,106,000

	22,496,000	2,496,000
Less current portion	249,600	249,600

Long-term portion	$22,246,400	$2,246,400

On November 20, 2006, the Company entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million and (iii) the draw limit requested by the Company.  The Credit Facility matures on November 15, 2011 and is secured by substantially all of the assets of the Company. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, beginning April 1, 2007 and is based in part on the proved reserves of the Company. The Company is currently in the process of determining the revised borrowing base. The initial borrowing base is $40 million. Interest payments are made quarterly in arrears. On March 15, 2007, Warren borrowed $20 million under this facility. As of March 31, 2007, credit line interest of approximately $60,000 was accrued.

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

Repurchase Agreements

For repurchase agreements relating to partnerships formed from 1999 to 2001, investor partners have a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation.  In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price as set forth in the respective partnership agreement, which formula price cannot exceed the Partner’s allocable share of the then net present value, calculated in the future at December 1 of the year preceding the buy-back window, of the future net revenues from the Partnership’s proved oil and gas reserves (determined in the manner described in the partnership agreement.) At March 31, 2007, before applying the net present value limitation, the formula purchase price with respect to these partnerships was approximately $73.9 million. However, estimating the partnerships’ net cash flows from their proved reserves discounted at 10% (“PV-10”), this amount is limited to approximately $13.0 million based on the PV-10 of the assets in these partnerships at December 31, 2006. This limitation does not include reserves for approximately 26 net wells awaiting to be placed on production on behalf of these five drilling partnerships, and will fluctuate due to the future variables in determining discounted cash flows, such as oil and gas commodity price changes, reserve revisions, etc.  In the event of repurchase, the Company receives the investor’s interest in the partnership and the investor’s pro rata share of the partnerships reserves and related future cash flows. During the first quarter of 2007, Warren submitted separate proposals to acquire the respective oil and gas assets of five drilling partnerships that Warren formed from 2000 to 2003.  Warren serves as Managing General Partner for these drilling partnerships.  In order to sell its properties, approval of 51% of the interests of the drilling partnerships is required.  If the proposed acquisition is approved by the partners of a program, the effective date of that acquisition will be April 1, 2007 and its target closing date will be June 15, 2007.  The independently evaluated December 31, 2006 PV-10 attributable to the aggregate proved oil and gas reserves of the five drilling partnerships is $33.2 million (approximately 9.9 Bcfe of proved developed producing reserves) and the estimated fair market value for related water injection wells is $4.4 million.  This results in a $37.6 million total purchase price for the properties if all five drilling partnerships approve the sale.  The purchase price will be paid in the form of restricted shares of Warren’s common stock calculated at a discount of 20% from the average publicly traded share price from April 1, 2007 to May 31, 2007. Warren will also be acquiring 21.3 net coalbed methane wells that are currently not producing economical amounts of natural gas.

Also, as part of contractual commitments, Warren is obligated to accept requests from the partners in two drilling partnerships formed in 1999.  If all of the partners elected to withdraw for cash, the aggregate purchase price would be $4.8 million, consisting of $3.9 million of PV-10 (approximately 1.2 Bcfe of proved developed producing reserves) and $0.9 million for the estimated fair market value of water injection wells.  As an alternative to this cash withdrawal, Warren proposed to pay this obligation in restricted shares of its common stock discounted at 20% for the period January 1, 2007 to March 31, 2007 or $8.98 per share.

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

	Three Months Ended
	March 31,	March 31,
	2007	2006

Revenue
Oil and Gas Operations	$9,481,685	$6,809,441
Turnkey Contracts	—	426,597
Oil and Gas Marketing	373,755	1,015,045
Well Services	304,706	248,289
Other	840,842	1,333,078

	$11,000,988	$9,832,450

	March 31,	March 31,
	2007	2006

Operating Income / (Loss)
Oil and Gas Operations	$3,019,412	$2,377,888
Turnkey Contracts	(354,355)	(304,923)
Oil and Gas Marketing	12,785	23,039
Well Services	(107,238)	(47,194)
Other	(2,086,833)	(1,125,854)

	$483,771	$922,956

NOTE 8—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2007	2006

Three Months ending March 31,	$466,293	$756,508

NOTE 9—GOODWILL

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended March 31, 2007 no events occurred which would indicate that an impairment of goodwill existed.

NOTE 10 – CHANGE IN ACCOUNTING PRINCIPLE

As of April 1, 2007, the Company will convert to the full cost method of accounting for its oil and gas properties.  Currently, the Company follows the successful efforts method of accounting for its oil and gas activities. The Company believes that the full cost method is preferable for a company that is actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of the Company’s peers and management believes the change will improve the comparability of the Company’s financial statements with its peer group. The Company is currently evaluating the effect that this transition will have on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD-LOOKING INFORMATION

Forward-looking statements for 2007 and later periods are made in this document. Such statements represent estimates by management based on the Company’s historical operating trends, its proved oil and gas reserves and other information currently available to management. The Company cautions that the forward-looking statements provided herein are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, oil and natural gas price risk, environmental risks, drilling risk, reserve quantity risk and operations and production risk. For all the above reasons, actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used are necessarily the most likely to occur.

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore natural gas and oil reserves. We focus our efforts primarily on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region and on our waterflood oil recovery programs in the Wilmington field within the Los Angeles Basin of California. As of March 31, 2007, we owned natural gas and oil leasehold interests in approximately 254,480 gross (139,254 net) acres, 92% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased $3.6 million during the first quarter of 2007. This resulted from cash used in investing activities of $25.7 million.  This was offset by cash provided by operating activities of $1.9 million and cash provided by financing activities of $20.2 million.

Cash used in investing activities results from expenditures on oil and gas properties and equipment.  Cash provided by operating activities of $1.9 million primarily relates to oil and gas operations.  Cash provided by financing activities of $20.2 million primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

During the first quarter of 2007, Warren submitted separate proposals to acquire the respective oil and gas assets of five drilling partnerships that Warren formed from 2000 to 2003.  Warren serves as Managing General Partner for these drilling partnerships.  In order to sell its properties, approval of 51% of the interests of the drilling partnerships is required.  If the proposed acquisition is approved by the partners of a program, the effective date of that acquisition will be April 1, 2007 and its target closing date will be June 15, 2007.  The independently evaluated December 31, 2006 PV-10 attributable to the aggregate proved oil and gas reserves of the five drilling partnerships is $33.2 million (approximately 9.9 Bcfe of proved developed producing reserves) and the estimated fair market value for related water injection wells is $4.4 million.  This results in a $37.6 million total purchase price for the properties if all five drilling partnerships approve the sale.  The purchase price would be paid in the form of restricted shares of Warren’s common stock calculated at a discount of 20% from the average publicly traded share price from April 1, 2007 to May 31, 2007. Warren would also be acquiring 21.3 net coalbed methane wells that are currently not producing economical amounts of natural gas.

Also, as part of contractual commitments, Warren is obligated to accept requests from the partners in two drilling partnerships formed in 1999.  If all of the partners elected to withdraw for cash, the aggregate purchase price would be $4.8 million, consisting of $3.9 million of PV-10 (approximately 1.2 Bcfe of proved developed producing reserves) and $0.9 million for the estimated fair market value of water injection wells.  As an alternative to this cash withdrawal, Warren proposed to pay this obligation in restricted shares of its common stock discounted at 20% for the period January 1, 2007 to March 31, 2007 or $8.98 per share.

On November 20, 2006, Warren entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million and (iii) the draw limit requested by the Company.  The Credit Facility matures on November 15, 2011.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, beginning April 1, 2007 and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The initial borrowing base is $40 million. The company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio of 1.0 to 1.0 and (2) a maximum total net debt to annualized consolidated EBITDAX (as defined by the Credit Facility) of 3.5 to 1.0.  As of March 31, 2007, the Company was in compliance with all covenants. On March 15, 2007, Warren borrowed $20 million under this facility. Warren is in the process of determining the revised borrowing base.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus ½% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2%. Credit line interest of approximately $60,000 was accrued for as of March 31, 2007.

During the first quarter of 2007, the Company had net income of $0.4 million as compared to net income of $0.7 million for the first quarter of 2006. At March 31, 2007, current assets exceeded current liabilities by approximately $27.7 million.

At March 31, 2007, we had approximately 2.1 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.1 million outstanding vested options, 139,915 options had exercise prices above the closing market price ($13.03) of our common stock on March 31, 2007. If the options with exercise prices below the closing market price on March 31, 2007 are exercised by the holders, we would receive $13.1 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.2 million at March 31, 2007.  The table below reflects the release of U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations		Less Than	1-3	3-5	More Than
As of March 31, 2007	Total	1 Year	Years	Years	5 Years

Line of credit	$20,000,000	—	—	$20,000,000	—
Bonds	2,496,000	249,600	426,816	345,721	1,473,863
Drilling commitments	2,208,988	2,208,988	—	—	—
Leases	333,084	210,430	108,756	13,898	—
Total	$25,038,072	$2,669,018	$535,572	$20,359,619	$1,473,863

Off-Balance Sheet Arrangements

Under the terms of our drilling partnerships formed from 1999 to 2001, investors have the right to tender their interest back to the drilling partnership and other program investors during the period seven years after the date of the partnership’s formation. The tender rights were included to make such partnerships more attractive to potential investor partners, thereby enabling the Company to obtain more capital to drill more oil and gas wells. To the extent that an investor tenders a drilling partnership interest for sale and the drilling partnership and other investors elect not to repurchase the withdrawing partner’s interest, we will be required to repurchase the interest from the investor.  In determining the amount of the repurchase obligation, the obligation is computed based on the lesser of a formula purchase price as set forth in the respective partnership agreement, which formula price cannot exceed the Partner’s allocable share of the then net present value, calculated in the future at December 1 of the year preceding the buy-back window, of the future net revenues from the Partnership’s proved oil and gas reserves (determined in the manner described in the partnership agreement.) As of March 31, 2007, based on the December 31, 2006 reserve reports of the respective five drilling partnerships, the aggregate PV-10 value of the assets in these partnerships is $13.0 million. Because this PV-10 value is less than the formula price of $73.9 million at March 31, 2007, the maximum repurchase price obligation at March 31, 2007 was $13.0 million based on the December 31, 2006 reserve report. This PV-10 value could be higher if current prices for crude oil and natural gas were to increase or we received additional proved reserves for approximately 26 net wells that are waiting to be placed on production as of March 31, 2007. In the event of repurchase, we receive the investor’s interest in the partnership, which includes the investor’s beneficial share of the partnership’s reserves and related future net cash flows. There are no known events that would result in termination of the material benefits of our off-balance sheet arrangements except for a decrease in oil and gas pricing that occurs after an acquisition. The only material off-balance sheet benefit of this arrangement is the acquisition of proved reserves. To the extent that we acquire interests for their PV-10 value based on this arrangement, and declining oil and natural gas prices, or other factors, render those interests less valuable, a material reduction in the benefits of this arrangement to the Company would occur.

The table below presents the projected timing of our maximum potential repurchase commitment associated with these partnerships as of March 31, 2007:

	Amount of repurchase commitment per period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(in thousands)

Maximum potential repurchase commitment (1)	$13,017	$1,887	$11,130	$—	$—

(1)                   Based on the reserves taken from the partnership reserve report prepared by Williamson as of December 31, 2006 and using pricing at that date. This report does not include proved reserves for the 26 net wells that were waiting to be placed on production as of March 31, 2007.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Oil and gas sales. Revenue from oil and gas sales increased $2.7 million in the first quarter of 2007 to $9.5 million, a 39% increase compared to the same quarter in 2006.  This increase in production resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California.  Net oil production for the three months ended March 31, 2007 and 2006 was 161 Mbbls and 93 Mbbls, respectively.  Net gas production for three months ended March 31, 2007 and 2006 was 216 Mmcf and 309 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended March 31, 2007 and 2006 was $50.51 and $52.47, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2007 and 2006 was $6.15 and $6.28, respectively.

Production & exploration. Production and exploration expense increased $1.0 million in the first quarter of 2007 to $4.0 million, a 35% increase compared to the same quarter in 2006.  Primarily, this increase resulted from an increase in oil production.  Production increased to 1.2 Bcfe for the first quarter of 2007 compared to 866 Mmcfe for the first quarter of 2006, an increase of 36%.

Turnkey contract revenue and expenses. As of December 31, 2006, the Company has no further turnkey drilling obligations.  Therefore, there will be no turnkey contract revenue during 2007.  Turnkey contract revenue was $0.4 million during the first quarter of 2006.  The Company incurred $0.4 million in turnkey contract expense during the first quarter of 2007 due to performing additional drilling work on turnkey wells drilled during the fourth quarter of 2006.  Turnkey expense was $0.7 million for the first quarter of 2006.

Gas sales and costs from marketing activities. Gas sales from marketing activities decreased $0.6 million in the first quarter of 2007 to $0.4 million, a 63% decrease compared to the same period last year. Cost of gas marketing activities decreased $0.6 million in the quarter to $0.4 million, a 64% decrease compared to the same quarter in 2006. The decrease results from acquiring the assets in our 1998 drilling partnerships.  Additionally, we acquired all of the remaining assets in our drilling partnerships formed between 1994 and 1997.  Gas production from the wells in the drilling partnerships in which we earn a marketing fee for the three months ended March 31, 2007 and 2006 was 0.1Bcfe and 0.1 Bcfe, respectively. The average price per Mcfe during the first quarter of 2007 and 2006 was $6.75 and $8.87, respectively.  The gross profit from marketing activities for the first quarter of 2007 was $13 thousand as compared to $23 thousand in the same period last year.

Well services activities. Well services revenue increased $0.1 million in the first quarter of 2007 to $0.3 million, a 23% increase compared to the corresponding quarter of the preceding year. Well services expense increased $0.1 million in the first quarter of 2007 to $0.4 million, a 22% increase compared with the prior year. Well services revenue and expense increased due to increased supervision and overhead charges to non-operated working interest owners.

Net loss from well services activities was $55 thousand for the first quarter of 2007. This compared to a net loss of $47 thousand for the corresponding quarter of last year.

Interest and other income. Interest and other income decreased $0.5 million in the first quarter of 2007 to $0.8 million, a 39% decrease compared to the same quarter in 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion, amortization and impairment. Depreciation, depletion, amortization and impairment expense increased $1.0 million for the first quarter of 2007 to $2.6 million, a 66% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the first quarter of 2007 compared to the corresponding period of 2006.  Production increased 36% during this period.

General and administrative expenses. General and administrative expenses increased $0.4 million in the first quarter of 2007 to $2.7 million, a 17% increase compared to the corresponding quarter last year.  This reflects an increase in stock option expense of $0.2 million.  Additionally, this increase reflects an increase in personnel as a result of increased drilling activities.

Interest expense. Interest expense increased $0.1 million in the first quarter of 2007 to $0.2 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown of $20 million under our Credit Facility, as previously discussed.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2006 Form 10-K includes a discussion of our critical accounting policies.

Change in Accounting Principle

As of April 1, 2007, we will convert from the successful efforts method of accounting for our oil and gas properties to the full cost method. We believe that the full cost method is preferable for our company as we devote a significant portion of our time and capital budget to exploration activities.

Under full cost rules, all costs associated with property acquisition, exploration and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs are depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.

In accordance with full cost accounting rules, we will be subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. We will assesses costs not being amortized for possible impairments or reductions in value and if a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

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

Interest Rate Risk

We have exposure to changes in interest rates from our floating rate debt under our Credit Facility with JP Morgan Chase. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on this convertible debt. We also hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of purchasers of certain bonds.  Additionally, we may hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts.  The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases.

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

Changes in internal control

We continue to implement a new integrated accounting system using a multi-phased approach which has resulted in certain changes in internal controls. The internal controls which changed were successfully tested in the quarter ended March 31, 2007. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or a reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to legal actions arising in the ordinary course of our business.  In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

WARREN RESOURCES, INC.
(Registrant)

/s/ Timothy A. Larkin
Date: May 3, 2007	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer