Form 10-Q
period 2007-06-30
WARREN RESOURCES INC
filed 2007-08-03
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on August 2, 2007 was 58,185,549 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
		(Restated, see Note B)
ASSETS
Current Assets
Cash and cash equivalents	$26,748,498	$43,021,884
Accounts receivable – trade	8,020,252	5,984,259
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	118,685	121,855
Other current assets	333,328	3,309,692

Total current assets	35,220,763	52,437,690

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization	354,175,828	253,592,415
Property and equipment—at cost, net	2,516,737	1,751,146
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,068,170	1,096,695
Goodwill	3,430,246	3,430,246
Other assets	4,439,351	4,643,155

Total other assets	365,630,332	264,513,657
	$400,851,095	$316,951,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long term liabilities	$534,513	$506,628
Accounts payable and accruals	18,029,241	22,455,043

Total current liabilities	18,563,754	22,961,671

Long-Term Liabilities
Debentures, less current portion	2,246,400	2,246,400
Other long-term liabilities, less current portion	7,315,636	6,766,868
Line of credit	30,000,000	—

	39,562,036	9,013,268

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 271,436 shares in 2007 and 272,000 shares in 2006 (aggregate liquidation preference $3,257,232 in 2007 and $3,264,000 in 2006)	3,249,907	3,252,897
Common stock – $.0001 par value; authorized, 100,000,000 shares; issued 58,185,549 in 2007 and 54,143,054 shares in 2006	5,819	5,414
Additional paid-in-capital	424,612,863	371,035,151
Accumulated deficit	(84,517,816)	(88,729,921)
Accumulated other comprehensive income, net of applicable income taxes of $74,000 in 2007 and $92,000 in 2006	102,587	140,922
	343,453,360	285,704,463
Less common stock in Treasury—at cost; 632,250 shares in 2007 and 2006	728,055	728,055
Total stockholders’ equity	342,725,305	284,976,408
	$400,851,095	$316,951,347

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2007	2006	2007	2006
		(Restated, see Note B)		(Restated, see Note B)
Revenues
Oil and gas sales	$13,347,043	$7,634,160	$22,828,728	$14,443,601
Interest and other income	588,784	1,153,179	1,421,545	2,509,181
Net gain (loss) on investments	(30,351)	72,731	(22,270)	49,807
	13,905,476	8,860,070	24,228,003	17,002,589

Expenses
Lease operating expense and taxes	5,165,860	2,793,392	9,180,799	5,605,421
Depreciation, depletion and amortization	2,582,059	1,425,577	4,590,303	2,824,088
General and administrative	2,964,014	2,357,786	5,631,673	4,630,905
Interest	431,255	99,030	588,123	204,202
	11,143,188	6,675,785	19,990,898	13,264,616

Income before provision for income taxes	2,762,288	2,184,285	4,237,105	3,737,973

Deferred income tax expense	18,000	56,000	25,000	123,000

Net income	2,744,288	2,128,285	4,212,105	3,614,973

Less dividends and accretion on preferred shares	66,952	45,223	134,068	216,148

Net income applicable to common stockholders	$2,677,336	$2,083,062	$4,078,037	$3,398,825

Earnings per share – Basic	$0.05	$0.04	$0.08	$0.06
Earnings per share – Diluted	0.05	0.04	0.07	0.06

Weighted average common shares outstanding – Basic	54,843,482	52,830,408	54,185,219	52,516,684
Weighted average common shares outstanding – Diluted	56,140,918	54,384,583	55,256,293	54,341,803

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	2007	2006
		(Restated, see Note B)
Cash flows from operating activities:
Net income	$4,212,105	$3,614,973
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(31,640)	(44,556)
Amortization and write-off of deferred bond offering costs	8,760	10,013
Depreciation, depletion and amortization	4,590,303	2,824,088
Common stock cancelled	—	(70,670)
Stock option expense	631,936	234,835
Deferred tax expense	25,000	123,000
Change in assets and liabilities:
Increase in trading securities	—	(668,100)
(Increase) decrease in accounts receivable—trade	(2,362,970)	660,951
Decrease in accounts receivable from affiliated partnerships	34,890	72,715
Decrease in other assets	3,171,409	2,624,438
Increase (decrease) in accounts payable and accruals	245,485	(5,493,342)

Net cash provided by operating activities	10,525,278	3,888,345

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(56,299,909)	(51,571,094)
Purchase of property and equipment	(1,121,547)	(193,660)
Proceeds from U.S. Treasury Bonds—available-for-sale	—	557,983

Net cash used in investing activities	(57,421,456)	(51,206,771)

Cash flows from financing activities:
Proceeds from line of credit	30,000,000	—
Payments on debt and debentures	(46,458)	(117,055)
Issuance of common stock, net	669,250	2,476,274

Net cash provided by financing activities	30,622,792	2,359,219

Net decrease in cash and cash equivalents	(16,273,386)	(44,959,207)

Cash and cash equivalents at beginning of period	43,021,884	114,632,099

Cash and cash equivalents at end of period	$26,748,498	$69,672,892

Supplemental disclosure of cash flow information
Cash paid for interest	$183,302	$194,189
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$132,261	$205,634
Common stock issued on conversion of preferred stock	6,768	3,951,576
Common stock issued for acquisition of property	52,404,230	6,185,389

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in Wyoming, California, New Mexico, North Dakota and Texas. Prior to June 30, 2007, the Company served as the managing general partner (the “MGP”) to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2007 and December 31, 2006, the consolidated results of operations for the three months ended June 30, 2007 and 2006 and consolidated cash flows for the six months ended June 30, 2007 and 2006. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2006. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K.

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE

The Company has adopted the full cost method of accounting for its oil and gas properties.  Previously, the Company followed the successful efforts method of accounting for its oil and gas activities. Warren believes that the full cost method is preferable for a company that is actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of Warren’s peers and management believes the change will improve the comparability of Warren’s financial statements with its peer group. Warren’s financial results have been retroactively restated to reflect the full cost method of accounting.

As prescribed by full cost accounting rules, all costs associated with property acquisition, exploration and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration and development activities are also capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs are depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.

In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. Warren did not have any adjustment to earnings due to the ceiling limitation for the periods presented herein.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. Warren assesses costs not being amortized for possible impairments or reductions in value and if a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

A comparison of the Company’s previously presented net income and earnings per share under the successful efforts method of accounting to its results of operations disclosed herein are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net income, as originally presented	$1,385,206	$2,070,236
Basic net income per share, as originally presented	$0.03	$0.04
Diluted net income per share, as originally presented	$0.03	$0.04

Net income, as adjusted	$2,083,062	$3,398,825
Basic net income per share, as adjusted	$0.04	$0.06
Diluted net income per share, as adjusted	$0.04	$0.06

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under SFAS No. 123R was approximately $632,000 and $235,000 for the six months ended June 30, 2007 and 2006, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	43.6%	48.2%
Risk-free interest rate	4.52%	4.66%
Fair value of options	$4.00	$5.57
Expected life	3.5 years	3.5 years

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,456,783	$8.07
Granted	554,250	10.78
Exercised	(146,000)	4.58
Forfeited or expired	(31,750)	13.66
Outstanding at June 30, 2007	2,883,283	$8.72	2.70	$9,383

Exercisable at June 30, 2007	1,975,033	$7.38	1.96	$8,802

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1.2 million and $0.2 million respectively.

As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $4.0 million, which we expect to recognize over a weighted average period of 3 years.

Cash received from stock option exercises under all stock-based payment arrangements for the six months ended June 30, 2007 was $0.7 million. We issue new shares of common stock to settle option exercises.

Restricted Shares

Restricted share activity as of  June 30, 2007 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2006	—	$—
Granted	59,995	10.51
Vested	—	—
Forfeited	(740)	10.51
Outstanding at June 30, 2007	59,255	$10.51

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.6 million, which is expected to be recognized over a weighted average period of approximately 3 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, holders of 564 shares of convertible preferred stock converted into common stock on a basis of 0.50 shares of common stock for one share of convertible preferred stock. As of June 30, 2007, 271,436 shares of convertible preferred stock remain outstanding.  Preferred dividends of approximately $130,000 were accrued at June 30, 2007.

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

At June 30, 2007, there were 271,436 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption price of $3,257,232 beginning July 1, 2010. As noted above, the Company could, at its option, settle the redemption requests in shares of its common stock.

During the six months ended June 30, 2007, employees and directors exercised a total of 146,000 options at exercise prices between $4 and $9.05 per share. The Company received proceeds of approximately $0.7 million from these exercises.

NOTE E—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income  per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2007 and June 30, 2006 of 207,032 and 3,344,023 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 3,594,788, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the six months ended June 30, 2007 because they are anti-dilutive. Potential common shares of 3,442,390, relating to stock options and warrants, respectively, were excluded from the computation of diluted income per share at for the three months ended June 30, 2006 because they are anti-dilutive. Stock options have a weighted average exercise price of $8.72 and $8.21 at June 30, 2007 and June 30, 2006, respectively. Anti-dilutive warrants have a weighted average exercise price of $11.31 and $11.31 at June 30, 2007 and June 30, 2006, respectively. At June 30, 2007, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006 (Restated)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 (Restated)

Net income available to shareholders	$2,677,336	$2,083,062	$4,078,038	$3,398,825

Weighted average shares outstanding – basic	54,843,482	52,830,408	54,185,219	52,516,684
Effect of dilutive securities – stock options	422,901	455,102	270,503	631,412
Effect of dilutive securities – warrants	874,535	1,099,073	800,571	1,193,707

Weighted average shares outstanding – diluted	56,140,918	54,384,583	55,256,293	54,341,803

Basic net income per share	$0.05	$0.04	$0.08	$0.06
Diluted net income per share	$0.05	$0.04	$0.07	$0.06

NOTE F—LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Line of Credit	$30,000,000	$—
12% Secured Convertible Bonds, due December 31, 2020	1,390,000	1,390,000
12% Secured Convertible Bonds, due December 31, 2022	1,106,000	1,106,000

	32,496,000	2,496,000
Less current portion	249,600	249,600

Long-term portion	$32,246,400	$2,246,400

On November 20, 2006, the Company entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million and (iii) the draw limit requested by the Company.  The Credit Facility matures on November 15, 2011 and is secured by substantially all of the assets of the Company. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, beginning April 1, 2007 and is based in part on the proved reserves of the Company. The Company is currently exploring additional sources of financing. The current borrowing base is $50 million. Interest payments are made quarterly in arrears. On March 15, 2007, Warren borrowed $20 million under this facility. On June 29, 2007, Warren borrowed an additional $10 million under this facility.  As of June 30, 2007, credit line interest of approximately $396,000 was accrued.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding.

NOTE G—CONTINGENCIES

Litigation

We are a party to legal actions arising in the ordinary course of our business. In the opinion of our management, based in part on consultation with legal counsel, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on the Company’s financial condition or results of operations.

Termination of repurchase agreements

For partnerships formed from 1999 to 2001, investor partners previously had a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation. During the second quarter of 2007, Warren acquired the respective oil and gas assets of all of the partnerships formed from 2000 to 2003.  As consideration for the oil and gas properties acquired, Warren issued an aggregate of 3,482,074 shares of our unregistered restricted common stock to the five separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the sixty-one (61) calendar days ended May 31, 2007. During that period, the weighted average sales price was $13.50 per share, and the 20% discounted price was $10.80 per share. The effective date of those acquisitions was April 1, 2007 and their closing date was June 20, 2007.  The reserves attributable to the oil and gas properties of the five drilling partnerships are approximately 9.9 Bcfe of proved developed producing reserves. Warren also attributed an estimated fair market value for related water injection wells and unproved dewatering wells that were in the partnerships.  In accordance with their five respective partnership agreements, the sale of substantially all of the oil and gas properties by the five partnerships formed from 2000 to 2003 terminated any repurchase rights that their investor partners previously held.

Also, during the second quarter of 2007, Warren acquired the respective oil and gas assets of the two partnerships formed in 1999.  As consideration, Warren paid an aggregate of $1.8 million in cash and the balance by issuing 414,139 shares of our unregistered restricted common stock to the two separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the period January 1, 2007 through March 31, 2007. During that period, the weighted average sales price was $11.22 per share, and the 20% discounted price was $8.98 per share. The effective date of those two acquisitions was April 1, 2007 and their closing date was June 30, 2007.  In accordance with their respective partnership agreements, the sale of substantially all of the oil and gas properties by the two partnerships formed in 1999 terminated any repurchase rights that their investor partners previously held.

CALCULATION OF PURCHASE PRICE (IN MILLIONS)

Cash paid	$1.8
Common stock issued	52.4
Current liabilities assumed:	0.7
Total purchase price for assets acquired	$54.9

ALLOCATION OF PURCHASE PRICE (IN MILLIONS)
Proved oil and gas properties	$39.4
Unproved oil and gas properties	15.5

Total	$54.9

The following summary presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2007 and 2006, as if the acquisition of the drilling partnerships had occurred as of January 1, 2006.  The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired. The unaudited pro forma information (presented in millions of dollars, except per share amounts) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor is it necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Pro Forma:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$15.0	$10.9	$26.6	$21.5
Net income	2.6	2.7	3.7	4.6
Earnings per share:
Basic—	$0.04	$0.05	$0.06	$0.08
Diluted—	$0.04	$0.05	$0.06	$0.08

NOTE H—BUSINESS SEGMENT INFORMATION

The Company has adopted the full cost method of accounting for its oil and gas properties. As a result of this adoption and the buyback of the remaining drilling program interests, the Company will no longer have reporting segments for Turnkey activities, oil and gas marketing activities and well services. The Company’s operating activities will now be reported under one segment, oil and gas activities. All comparative results of operations and selected information for historical reporting periods have been reclassified for this change.

NOTE I—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2007	2006
		(Restated)

Six Months ending June 30,	$4,173,770	$3,428,962

Three Months ending June 30,	$2,716,433	$2,041,722

NOTE J—GOODWILL

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended June 30, 2007 no events occurred which would indicate that an impairment of goodwill existed.

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

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore natural gas and oil reserves. We focus our efforts primarily on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region and on our waterflood oil recovery programs in the Wilmington field within the Los Angeles Basin of California. As of June 30, 2007, we owned natural gas and oil leasehold interests in approximately 250,020 gross (140,763 net) acres, 90% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $16.3 million during the first six months of 2007. This resulted from cash used in investing activities of $57.4 million.  This was offset by cash provided by operating activities of $10.5 million and cash provided by financing activities of $30.6 million.

Cash used in investing activities of primarily results from expenditures on oil and gas properties and equipment.  Cash provided by operating activities primarily relates to oil and gas operations.  Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

During the first quarter of 2007, Warren submitted separate proposals to acquire the respective oil and gas assets of five drilling partnerships that Warren formed from 2000 to 2003.  Warren serves as Managing General Partner for these drilling partnerships.  During June 2007, the drilling partnerships received approval of 51% of the interests of the drilling partnerships as required.  The effective date of that acquisition was April 1, 2007.  The independently evaluated December 31, 2006 PV-10 attributable to the aggregate proved oil and gas reserves of the five drilling partnerships is $33.2 million (approximately 9.9 Bcfe of proved developed producing reserves) and the estimated fair market value for related water injection wells is $4.4 million.  This resulted in a $37.6 million total purchase price for the properties of all five drilling partnerships approve the sale.  The purchase price was paid in the form of restricted shares of Warren’s common stock calculated at a discount of 20% from the average publicly traded share price from April 1, 2007 to May 31, 2007. The Company issued 3.5 million restricted shares to the drilling partnerships.  Warren also acquired 21.3 net coalbed methane wells that are currently not producing economical amounts of natural gas.

Also, as part of contractual commitments, Warren was obligated to accept requests from the partners in two drilling partnerships formed in 1999.  The aggregate purchase price was $1.8 million and 0.4 million restricted shares.  The Company acquired $3.9 million of PV-10 (approximately 1.2 Bcfe of proved developed producing reserves) and $0.9 million for the estimated fair market value of water injection wells.

On November 20, 2006, Warren entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million and (iii) the draw limit requested by the Company.  The Credit Facility matures on November 15, 2011.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, beginning April 1, 2007 and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The current borrowing base is $50 million. The company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio of 1.0 to 1.0 and (2) a maximum total net debt to annualized consolidated EBITDAX (as defined by the Credit Facility) of 3.5 to 1.0.  As of June 30, 2007, the Company was in compliance with all covenants. Warren has borrowed $30 million under this facility.  Warren is currently exploring additional sources of financing.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus ½% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2%. Credit line interest of approximately $0.4 million was accrued for as of June 30, 2007.

During the first six months of 2007, the Company had net income of $4.1 million as compared to net income of $3.4 million for the first six months of 2006. At June 30, 2007, current assets exceeded current liabilities by approximately $16.7 million.

At June 30, 2007, we had approximately 2.0 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.0 million outstanding vested options, 139,750 options had exercise prices above the closing market price $11.68 of our common stock on June 30, 2007. If the options with exercise prices below the closing market price on June 30, 2007 are exercised by the holders, we would receive $12.6 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.2 million at June 30, 2007.  The table below reflects the release of U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of June 30, 2007	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Line of credit	$30,000,000	—	—	$30,000,000	—
Bonds	2,496,000	249,600	426,816	345,721	1,473,863
Drilling commitments	1,779,330	1,779,330	—	—	—
Leases	312,201	181,048	131,153	—	—
Total	$34,587,531	$2,209,978	$557,969	$30,345,721	$1,473,863

RESULTS OF OPERATIONS:

Three months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Oil and gas sales. Revenue from oil and gas sales increased $5.7 million in the second quarter of 2007 to $13.3 million, a 75% increase compared to the same quarter in 2006.  This increase in production resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California.  Net oil production for the three months ended June 30, 2007 and 2006 was 211 Mbbls and 105 Mbbls, respectively.  Net gas production for three months ended June 30, 2007 and 2006 was 250 Mmcf and 258 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended June 30, 2007 and 2006 was $57.33 and $59.35, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2007 and 2006 was $4.98 and $5.43, respectively.

Production & exploration. Production and exploration expense increased $2.4 million in the second quarter of 2007 to $5.2 million, an 85% increase compared to the same quarter in 2006.  Primarily, this increase resulted from an increase in oil production.  Production increased to 1.5 Bcfe for the second quarter of 2007 compared to 888 Mmcfe for the second quarter of 2006, an increase of 71%.

Interest and other income. Interest and other income decreased $0.6 million in the second quarter of 2007 to $0.6 million, a 49% decrease compared to the same quarter in 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $1.1 million for the second quarter of 2007 to $2.6 million, a 81% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the second quarter of 2007 compared to the corresponding period of 2006.  Production increased 71% during this period.

General and administrative expenses. General and administrative expenses increased $0.6 million in the second quarter of 2007 to $3.0 million, a 26% increase compared to the corresponding quarter last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an increase in stock option expense of $0.2 million.

Interest expense. Interest expense increased $0.3 million in the second quarter of 2007 to $0.4 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown of $30 million under our Credit Facility, as previously discussed.

Six months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Oil and gas sales. Revenue from oil and gas sales increased $8.4 million in the first six months of 2007 to $22.8 million, a 58% increase compared to the same period in 2006.  This increase in production resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California.  Net oil production for the six months ended June 30, 2007 and 2006 was 373 Mbbls and 198 Mbbls, respectively.  Net gas production for six months ended June 30, 2007 and 2006 was 465 Mmcf and 567 Mmcf, respectively.  The average realized price per barrel of oil for the six months ended June 30, 2007 and 2006 was $54.38 and $56.12, respectively.  Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2007 and 2006 was $5.52 and $5.89, respectively.

Production & exploration. Production and exploration expense increased $3.6 million in the first six months of 2007 to $9.2 million, a 64% increase compared to the same period in 2006.  Primarily, this increase resulted from an increase in oil production.  Production increased to 2.7 Bcfe for the first six months of 2007 compared to 1.8 Mmcfe for the first six months of 2006, an increase of 54%.

Interest and other income. Interest and other income decreased $1.1 million in the first six months of 2007 to $1.4 million, a 43% decrease compared to the same period in 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the period as compared to the corresponding period last year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.8 million for the first six months of 2007 to $4.6 million, a 63% increase compared to the corresponding period last year. This increase results from increased production and increased capitalized costs during the first six months of 2007 compared to the corresponding period of 2006.  Production increased 54% during this period.

General and administrative expenses. General and administrative expenses increased $1.0 million in the first six months of 2007 to $5.6 million, a 22% increase compared to the corresponding period last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an increase in stock option expense of $0.4 million.

Interest expense. Interest expense increased $0.4 million in the first six months of 2007 to $0.6 million compared to the same period last year.  The increase results from interest expense relating to the drawdown of $30 million under our Credit Facility, as previously discussed.

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

Change in Accounting Principle

We converted from the successful efforts method of accounting for our oil and gas properties to the full cost method. We believe that the full cost method is preferable for our company as we devote a significant portion of our time and capital budget to exploration activities.

Under full cost rules, all costs associated with property acquisition, exploration and development activities are capitalized. In the three month periods ended June 30, 2007 and 2006, overhead costs capitalized were approximately $35,000 and $8,000, respectively. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs are depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.

In accordance with full cost accounting rules, we will be subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the

“ceiling limitation”), the excess must be charged to expense. For the three-month periods ended June 30, 2007 and 2006, the Company did not have any charges associated with its ceiling test.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. We will assesses costs not being amortized for possible impairments or reductions in value and if a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

Certain reclassifications have been made to the prior period’s financial statements to conform to the full cost presentation.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2006 Annual Report on Form 10-K.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and natural gas prices or a prolonged continuation of low prices may adversely affect the company’s financial position, results of operations and cash flows

Item 4. Evaluation of Disclosure Controls and Procedures

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

Item 1A. Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.             On June 20, 2007  in connection with the acquisition of certain oil and gas properties from five affiliated Delaware limited  partnerships (the “Sellers”), Warren issued an aggregate of 3,482,074 shares of our unregistered restricted common stock (“Common Stock”) to the five separate Sellers. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the sixty-one (61) calendar days ended May 31, 2007. During that period, the weighted average sales price was $13.50 per share, and the 20% discounted price was $10.80 per share. The Common Stock was issued pursuant to the private placement exceptions from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Each of the five Sellers has represented to Warren that such Seller is an “accredited investor” as defined in Rule 501 of Regulation D promulgated by the SEC under the Act and that such Seller has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the transaction described herein.

On June 30, 2007 in connection with the acquisition of certain oil and gas properties from two affiliated Delaware limited partnerships, Warren issued as partial consideration an aggregate of 414,139 shares of our unregistered restricted Common Stock to the two separate Sellers. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the period January 1, 2007 through March 31, 2007. During that period, the weighted average sales price was $11.22 per share, and the 20% discounted price was $8.98 per share. The Common Stock was issued pursuant to the private placement exceptions from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Each of the five Sellers has represented to Warren that such Seller is an “accredited investor” as defined in Rule 501 of Regulation D promulgated by the SEC under the Act and that such Seller has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the transaction described herein.

Subject to certain limitations, we also granted certain future registration rights to the Sellers in which we have agreed commencing in September 2007, but no sooner than 75 days from the closing, to file at Seller’s request a registration statement with the U.S. Securities and Exchange Commission (the “SEC”), which request has been made. We also agreed to use our reasonable efforts to cause the registration statement to be declared effective within one (1) year after the closing of the Properties acquisition.

b.     Not applicable

c.     Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2007, we held our Annual Meeting of Stockholders in New York, New York. At the meeting, the following two matters were considered and approved:

(a) Proposal that Anthony L. Coelho, Dominick D’Alleva, James M. McConnell and Espy Price be elected as directors for a term expiring at the 2010 annual meeting, or until their successors are duly elected:

Anthony Coelho	45,675,441	FOR	588,247 WITHHOLD

Dominick D’Alleva	45,859,769	FOR	403,919 WITHHOLD

James M. McConnell	45,825,672	FOR	438,016 WITHHOLD

Espy Price	45,829,600	FOR	434,088 WITHHOLD

(b) Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2007:

45,965,393 FOR	173,720 AGAINST	124,575 ABSTAIN

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

18.1	Preferability letter received from Grant Thornton LLP, dated August 1 2007
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC. (Registrant)

Date: August 2, 2007	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer