Form 10-Q/A
period 2007-06-30
WARREN RESOURCES INC
filed 2007-10-05
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

WARREN RESOURCES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q amends the registrant’s Quarterly Report on Form 10-Q, as filed by the registrant with the Securities and Exchange Commission on August 3, 2007, and is being filed solely to amend the following items of the original Form 10-Q:

 In “PART I-FINANCIAL INFORMATION, Item 1 – Financial Statements” is amended:

(a) to insert an additional line in the Consolidated Balance Sheet for “Oil and gas properties – at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization”;

(b) to expand the footnote descriptions contained in Note B – Change in Accounting Principle on page F-6; and

(c) to replace the first two paragraphs of Note G –Contingencies – Termination of repurchase agreements on page F-10.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
		(Restated, see Note B)
ASSETS
Current Assets
Cash and cash equivalents	$26,748,498	$43,021,884
Accounts receivable – trade	8,020,252	5,984,259
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	118,685	121,855
Other current assets	333,328	3,309,692

Total current assets	35,220,763	52,437,690

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $85,477,004 and $57,101,675 as of June 30, 2007 and December 31, 2006)	354,175,828	253,592,415
Property and equipment—at cost, net	2,516,737	1,751,146
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,068,170	1,096,695
Goodwill	3,430,246	3,430,246
Other assets	4,439,351	4,643,155

Total other assets	365,630,332	264,513,657
	$400,851,095	$316,951,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long term liabilities	$534,513	$506,628
Accounts payable and accruals	18,029,241	22,455,043

Total current liabilities	18,563,754	22,961,671

Long-Term Liabilities
Debentures, less current portion	2,246,400	2,246,400
Other long-term liabilities, less current portion	7,315,636	6,766,868
Line of credit	30,000,000	—

	39,562,036	9,013,268

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 271,436 shares in 2007 and 272,000 shares in 2006 (aggregate liquidation preference $3,257,232 in 2007 and $3,264,000 in 2006)	3,249,907	3,252,897
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,185,549 in 2007 and 54,143,054 shares in 2006	5,819	5,414
Additional paid-in-capital	424,612,863	371,035,151
Accumulated deficit	(84,517,816)	(88,729,921)
Accumulated other comprehensive income, net of applicable income taxes of $74,000 in 2007 and $92,000 in 2006	102,587	140,922
	343,453,360	285,704,463

Less common stock in Treasury—at cost; 632,250 shares in 2007 and 2006	728,055	728,055
Total stockholders’ equity	342,725,305	284,976,408
	$400,851,095	$316,951,347

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

As a result of the change in accounting principle, our accumulated deficit as of January 1, 2006 increased from $82,861,220 as originally reported using the successful efforts method to $95,164,631 using the full cost method. There was no change in cash flows from operations during these periods presented below.

A comparison of the Company’s previously presented net income, earnings per share, oil and gas properties and accumulated deficit under the successful efforts method of accounting to its financial statements under the full cost method as disclosed herein, as follows:

Income Statement

Three months ended June 30, 2007

	As computed	As reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Oil and gas sales	$13,347,043	$13,347,043	$—
Turnkey contracts with affiliated partnerships	—		—
Oil and gas sales from marketing activities	320,792		(320,792)
Well Services	325,679		(325,679)
Interest and other income	558,433	558,433	—

	14,551,947	13,905,476	(646,471)

Production and exploration	5,357,200	5,165,860	(191,340)
Turnkey contracts	—		—
Cost of marketed oil and gas sales	320,791		(320,791)
Well services	250,093		(250,093)
Depreciation, depletion, amortization and impairment	4,252,331	2,582,059	(1,670,272)
General and administrative	2,764,273	2,964,014	199,741
Interest	431,255	431,255	—

	13,375,943	11,143,188	(2,232,755)

Income before provision for income taxes	1,176,004	2,762,288	1,586,284
Deferred income tax expense	18,000	18,000	—

Net income	1,158,004	2,744,288	1,586,284
Less dividends and accretion on preferred shares	66,952	66,952	—

Net income applicable to common stockholders	$1,091,052	$2,677,336	$1,586,284

Earnings per share - basic	$0.02	$0.05	$0.03
Earnings per share - diluted	$0.02	$0.05	$0.03
Depreciation, depletion, amortization and impairment expense per Mcfe	$2.80	$1.70	$(1.10)

Income Statement

Six months ended June 30, 2007

	As computed	As reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Oil and gas sales	$22,828,728	$22,828,728	$—
Turnkey contracts with affiliated partnerships			—
Oil and gas sales from marketing activities	694,547		(694,547)
Well Services	630,385		(630,385)
Interest and other income	1,399,275	1,399,275	—

	25,552,935	24,228,003	(1,324,932)

Production and exploration	9,381,821	9,180,799	(201,022)

Turnkey contracts	354,355		(354,355)
Cost of marketed oil and gas sales	681,761		(681,761)
Well services	609,719		(609,719)
Depreciation, depletion, amortization and impairment	6,845,447	4,590,303	(2,255,144)
General and administrative	5,431,933	5,631,673	199,740
Interest	588,123	588,123	—

	23,893,159	19,990,898	(3,902,261)

Income before provision for income taxes	1,659,776	4,237,105	2,577,329
Deferred income tax expense	25,000	25,000	—

Net income	1,634,776	4,212,105	2,577,329
Less dividends and accretion on preferred shares	134,068	134,068	—

Net income applicable to common stockholders	$1,500,708	$4,078,037	$2,577,329

Earnings per share - basic	$0.03	$0.08	$0.05
Earnings per share - diluted	$0.03	$0.07	$0.04
Depreciation, depletion, amortization and impairment expense per Mcfe	$2.53	$1.70	$(0.83)

Balance sheet

June 30, 2007

	As computed	As reported
	Under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Total current assets	$35,220,763	$35,220,763	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	358,506,410	354,175,828	(4,330,582)
Property and equipment	2,516,737	2,516,737	—
Other assets	8,937,767	8,937,767	—
	405,181,677	400,851,095	(4,330,582)

Current liabilities	18,563,754	18,563,754	—
Long term liabilities	39,562,036	39,562,036	—
Preferred stock	3,249,907	3,249,907	—
Common stock	5,819	5,819	—
Additional paid in capital	424,612,863	424,612,863	—

Accumulated deficit	(80,187,234)	(84,517,816)	(4,330,582)
Accumulated other comprehensive income	102,587	102,587	—
Common stock in Treasury	(728,055)	(728,055)	—
	$405,181,677	$400,851,095	$(4,330,582)

Income Statement

Three months ended June 30, 2006

	As originally	As
	reported	reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Oil and gas sales	$7,634,160	$7,634,160	$—
Turnkey contracts with affiliated partnerships	119,913		(119,913)
Oil and gas sales from marketing activities	503,369		(503,369)
Well Services	209,632		(209,632)
Interest and other income	1,225,910	1,225,910	—
	9,692,984	8,860,070	(832,914)

Production and exploration	3,176,007	2,793,392	(382,615)
Turnkey contracts	94,881		(94,881)
Cost of marketed oil and gas sales	484,667		(484,667)
Well services	164,840		(164,840)
Depreciation, depletion, amortization and impairment	1,745,394	1,425,577	(319,817)
General and administrative	2,357,786	2,357,786	—
Interest	182,981	99,030	(83,951)
	8,206,556	6,675,785	(1,530,771)

Income before provision for income taxes	1,486,428	2,184,285	697,857
Deferred income tax expense	56,000	56,000	—

Net income	1,430,428	2,128,285	697,857
Less dividends and accretion on preferred shares	45,222	45,222	—

Net income applicable to common stockholders	$1,385,206	$2,083,063	$697,856

Earnings per share - basic	$0.03	$0.04	$0.01
Earnings per share - diluted	$0.03	$0.04	$0.01
Depreciation, depletion, amortization and impairment expense per Mcfe	$1.97	$1.61	$(0.36)

Income Statement

Six months ended June 30, 2006

	As originally	As
	reported	reported
	under	under	Effect
	Successful	Full	Of
	Efforts	Cost	change

Oil and gas sales	$14,443,601	$14,443,601	$—
Turnkey contracts with affiliated partnerships	546,510	—	(546,510)
Oil and gas sales from marketing activities	1,518,414	—	(1,518,414)
Well Services	457,921	—	(457,921)
Interest and other income	2,558,988	2,558,988	—
	19,525,434	17,002,589	(2,522,845)

Production and exploration	6,155,628	5,605,421	(550,207)
Turnkey contracts	800,597	—	(800,597)
Cost of marketed oil and gas sales	1,476,673	—	(1,476,673)
Well services	460,323	—	(460,323)
Depreciation, depletion, amortization and impairment	3,218,826	2,824,088	(394,738)
General and administrative	4,630,905	4,630,905	—
Interest	373,098	204,202	(168,896)
	17,116,050	13,264,616	(3,851,434)

Income before provision for income taxes	2,409,384	3,737,973	1,328,589
Deferred income tax expense	123,000	123,000	—

Net income	2,286,384	3,614,973	1,328,589
Less dividends and accretion on preferred shares	216,148	216,148	—

Net income applicable to common stockholders	$2,070,236	$3,398,825	$1,328,589

Earnings per share - basic	$0.04	$0.06	$0.02
Earnings per share - diluted	$0.04	$0.06	$0.02
Depreciation, depletion, amortization and impairment expense per Mcfe	$1.84	$1.61	$(0.23)

Balance Sheet

December 31, 2006

	As originally	As
	reported	reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Total current assets	$52,437,690	$52,437,690	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	260,500,325	253,592,415	(6,907,910)
Property and equipment	1,751,146	1,751,146	—
Other assets	9,170,096	9,170,096	—
	323,859,257	316,951,347	(6,907,910)

Current liabilities	22,961,671	22,961,671	—
Long term liabilities	9,013,268	9,013,268	—
Preferred stock	3,252,897	3,252,897	—
Common stock	5,414	5,414	—
Additional paid in capital	371,035,151	371,035,151	—

Accumulated deficit	(81,822,011)	(88,729,921)	(6,907,910)
Accumulated other comprehensive income	140,922	140,922	—
Common stock in Treasury	(728,055)	(728,055)	—
	$323,859,257	$316,951,347	$(6,907,910)

Costs not subject to amortization include acquisition and exploration costs of unproved properties in the Atlantic Rim and Pacific Rim coalbed methane projects in south central Wyoming. These costs are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to the properties. Currently, these coalbed methane wells are dewatering. The excluded properties are assessed quarterly for impairment. The inclusion of these costs in amortized capital costs is expected to be completed within the next two years.

The following is a summary of Warren’s oil and gas properties not subject to amortization as of June 30, 2007:

	Costs incurred in
	Six months ended June 30,	Fiscal year	Fiscal year	Fiscal year	Prior to
	2007	2006	2005	2004	2004	Total

Acquisition costs	$15,471,707	$1,937,296	$1,508,256	$1,364,896	$13,181,907	$33,464,062

Exploration costs	5,273,430	7,311,251	2,178,875	4,143,591	12,415,607	31,322,754

Development costs	7,630,192	7,843,750	—	—	—	15,473,942

Capitalized Interest	—	—	1,749,343	1,397,031	2,069,872	5,216,246

Total oil and gas properties not subject to amortization	$28,375,329	$17,092,297	$5,436,474	$6,905,518	$27,667,386	$85,477,004

NOTE G – CONTINENCIES the first two paragraphs under “Termination of repurchase agreements” are replaced and amended to read as follows:

“For partnerships formed from 1999 to 2001, investor partners previously had a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation. During the second quarter of 2007, Warren acquired the respective oil and gas assets of all of the partnerships formed from 2000 to 2003.  The acquisitions are accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration for the oil and gas properties acquired, Warren issued an aggregate of 3,482,074 shares of our unregistered restricted common stock to the five separate partnerships. The number of restricted shares of Common Stock issued as consideration was determined in accordance with the acquisition agreements based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the sixty-one (61) calendar days ended May 31, 2007. During that period, the weighted average sales price was $13.50 per share, and the 20% discounted price was $10.80 per share. The effective date of those acquisitions was April 1, 2007 and their closing date was June 20, 2007.  The reserves attributable to the oil and gas properties of the five drilling partnerships are approximately 9.9 Bcfe of proved developed producing reserves. Warren also attributed an estimated fair market value for related water injection wells and unproved dewatering wells that were in the partnerships.  In accordance with their five respective partnership agreements, the sale of substantially all of the oil and gas properties by the five partnerships formed from 2000 to 2003 terminated any repurchase rights that their investor partners previously held.

Also, during the second quarter of 2007, Warren acquired the respective oil and gas assets of the two partnerships formed in 1999.   The acquisitions are accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration, Warren paid an aggregate of $1.8 million in cash and the balance by issuing 414,139 shares of our unregistered restricted common stock to the two separate partnerships. The number of restricted shares of Common Stock issued as consideration was determined in accordance with the acquisition agreements based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the period January 1, 2007 through March 31, 2007. During that period, the weighted average sales price was $11.22 per share, and the 20% discounted price was $8.98 per share. The effective date of those two acquisitions was April 1, 2007 and their closing date was June 30, 2007.  In accordance with their respective partnership agreements, the sale of substantially all of the oil and gas properties by the two partnerships formed in 1999 terminated any repurchase rights that their investor partners previously held.”

###

With the exception of the foregoing, no other information in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 has been supplemented, updated or amended.  All information in the original Form 10-Q, as amended by this Amendment No. 1, speaks as of the date of the original filing of the original Form 10-Q and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.1, 31.2 and 32.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC. (Registrant)

Date: October 5, 2007		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer