Form 10-Q
period 2007-09-30
WARREN RESOURCES INC
filed 2007-11-02
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on November 1, 2007 was 58,181,916 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
		(Restated, see Note B)
ASSETS
Current Assets
Cash and cash equivalents	$11,231,072	$43,021,884
Accounts receivable — trade	8,078,636	5,984,259
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	126,432	121,855
Other current assets	638,326	3,309,692

Total current assets	20,074,466	52,437,690

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $74,037,603 and $57,101,675 as of September 30, 2007 and December 31, 2006)	376,673,054	253,592,415
Property and equipment—at cost, net	2,475,639	1,751,146
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,137,890	1,096,695
Goodwill	3,430,246	3,430,246
Other assets	4,162,422	4,643,155

Total other assets	387,879,251	264,513,657
	$407,953,717	$316,951,347
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of debentures and other long term liabilities	$583,484	$506,628
Accounts payable and accruals	22,165,560	22,455,043

Total current liabilities	22,749,044	22,961,671

Long-Term Liabilities
Debentures, less current portion	2,241,900	2,246,400
Other long-term liabilities, less current portion	7,522,240	6,766,868
Line of credit	30,000,000	—

	39,764,140	9,013,268

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 271,436 shares in 2007 and 272,000 shares in 2006 (aggregate liquidation preference $3,257,232 in 2007 and $3,264,000 in 2006)	3,251,549	3,252,897
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 58,176,146 in 2007 and 54,143,054 shares in 2006	5,818	5,414
Additional paid-in-capital	424,183,022	371,035,151
Accumulated deficit	(81,412,768)	(88,729,921)
Accumulated other comprehensive income, net of applicable income taxes of $92,000 in 2007 and $92,000 in 2006	140,967	140,922
	346,168,588	285,704,463
Less common stock in Treasury—at cost; 632,250 shares in 2007 and 2006	728,055	728,055
Total stockholders’ equity	345,440,533	284,976,408
	$407,953,717	$316,951,347

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2007	2006	2007	2006
		(Restated, see Note B)		(Restated, see Note B)
Revenues
Oil and gas sales	$16,765,358	$8,424,271	$39,594,086	$22,867,872
Interest and other income	460,903	1,019,482	1,882,448	3,528,663
Net gain (loss) on investments	(12,536)	60,362	(34,806)	110,169
	17,213,725	9,504,115	41,441,728	26,506,704

Expenses
Lease operating expense and taxes	7,281,518	3,347,393	16,462,317	8,952,814
Depreciation, depletion and amortization	3,179,084	1,561,648	7,769,387	4,385,736
General and administrative	3,042,822	2,061,946	8,674,495	6,692,851
Interest	630,252	98,378	1,218,375	302,580
	14,133,676	7,069,365	34,124,574	20,333,981

Income before provision for income taxes	3,080,049	2,434,750	7,317,154	6,172,723

Deferred income tax expense (benefit)	(25,000)	(30,000)	—	93,000

Net income	3,105,049	2,464,750	7,317,154	6,079,723

Less dividends and accretion on preferred shares	66,787	73,304	200,855	289,452

Net income applicable to common stockholders	$3,038,262	$2,391,446	$7,116,299	$5,790,271

Earnings per share – Basic	$0.05	$0.04	$0.13	$0.11
Earnings per share – Diluted	0.05	0.04	0.13	0.11

Weighted average common shares outstanding – Basic	57,586,698	53,317,367	55,331,505	52,786,511
Weighted average common shares outstanding – Diluted	58,557,994	54,890,425	56,338,604	54,450,850

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	2007	2006
		(Restated, see Note B)
Cash flows from operating activities:
Net income	$7,317,154	$6,079,723
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(47,839)	(59,965)
Amortization and write-off of deferred bond offering costs	13,212	14,937
Gain on sale of US treasury bonds – available for sale	(492)	—
Depreciation, depletion and amortization	7,769,387	4,385,736
Common stock cancelled	—	(70,670)
Stock option expense	1,065,611	443,271
Deferred tax expense	—	93,000
Change in assets and liabilities:
(Increase) decrease in trading securities	—	(745,147)
(Increase) decrease in accounts receivable—trade	(2,421,353)	1,012,664
Decrease in accounts receivable from affiliated partnerships	34,890	78,090
Decrease in other assets	3,138,887	2,947,340
Increase (decrease) in accounts payable and accruals	817,883	(6,804,243)
Increase (decrease) in other long-term liabilities	—	327,095

Net cash provided by operating activities	17,687,340	7,701,831

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(79,227,977)	(66,279,565)
Purchase of property and equipment	(1,224,463)	(509,252)
Proceeds from U.S. Treasury Bonds—available-for-sale	2,605	571,447

Net cash used in investing activities	(80,449,835)	(66,217,370)

Cash flows from financing activities:
Proceeds from line of credit	30,000,000	—
Payments on debt and debentures	(75,499)	(173,880)
Issuance of common stock, net	1,047,182	5,825,549

Net cash provided by financing activities	30,971,683	5,651,669

Net decrease in cash and cash equivalents	(31,790,812)	(52,863,870)

Cash and cash equivalents at beginning of period	43,021,884	114,632,099

Cash and cash equivalents at end of period	$11,231,072	$61,768,229

Supplemental disclosure of cash flow information
Cash paid for interest	$683,291	$287,643
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$195,434	$71,004
Common stock issued on conversion of preferred stock	6,768	6,385,908
Common stock issued for acquisition of property	51,229,568	4,276,920

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in Wyoming, California, New Mexico, North Dakota and Texas. In addition, the Company served as the managing general partner (the “MGP”) and turnkey drilling contractor to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2007 and December 31, 2006, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2006. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K.

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2007, the Company adopted the full cost method of accounting for its oil and gas properties. Previously, the Company followed the successful efforts method of accounting for its oil and gas activities. Warren believes that the full cost method is preferable for a company that is actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of Warren’s peers and management believes the change will improve the comparability of Warren’s financial statements with its peer group. Warren’s financial results have been retroactively restated to reflect the full cost method of accounting.

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

A comparison of the Company’s net income, earnings per share, oil and gas properties and accumulated deficit under the successful efforts method and the full cost method as disclosed herein, as follows:

Income Statement

Three months ended September 30, 2007

	As computed under Successful Efforts	As reported under Full Cost	Effect of change
Revenues
Oil and gas sales	$16,765,358	$16,765,358	$—
Well services	274,623	—	(274,623)
Interest and other income	448,367	448,367	—

	17,488,348	17,213,725	(274,623)
Expenses
Production and exploration	7,336,218	7,281,518	(54,700)
Well services	236,947	—	(236,947)
Depreciation, depletion, amortization and impairment	13,828,430	3,179,084	(10,649,346)
General and administrative	2,815,398	3,042,822	227,424
Interest	630,252	630,252	—

	24,847,245	14,133,676	(10,713,569)

Income before provision for income taxes	(7,358,897)	3,080,049	10,438,946
Deferred income tax expense	(25,000)	(25,000)	—

Net income (loss)	(7,333,897)	3,105,049	10,438,946
Less dividends and accretion on preferred shares	66,787	66,787	—

Net income (loss) applicable to common stockholders	$(7,400,684)	$3,038,262	$10,438,946

Earnings per share – basic	$(0.13)	$0.05	$0.18
Earnings per share – diluted	$(0.13)	$0.05	$0.18
Depreciation, depletion, amortization and impairment expense per Mcfe	$7.89	$1.81	$(6.08)

Income Statement

Nine months ended September 30, 2007

	As computed under Successful Efforts	As reported under Full Cost	Effect of change
Revenues
Oil and gas sales	$39,594,086	$39,594,086	$—
Oil and gas sales from marketing activities	694,547	—	(694,547)
Well services	905,008	—	(905,008)
Interest and other income	1,847,642	1,847,642	—

	43,041,283	41,441,728	(1,599,555)
Expenses
Production and exploration	16,718,039	16,462,317	(255,722)
Turnkey contracts	354,355	—	(354,355)
Cost of marketed oil and gas sales	681,761	—	(681,761)
Well services	846,666	—	(846,666)
Depreciation, depletion, amortization and impairment	20,673,877	7,769,387	(12,904,490)
General and administrative	8,247,331	8,674,495	427,164)
Interest	1,218,375	1,218,375	—

	48,740,404	34,124,574	(14,615,830)

Income (loss) before provision for income taxes	(5,699,121)	7,317,154	13,016,275
Deferred income tax expense	—	—	—

Net income (loss)	(5,699,121)	7,317,154	13,016,275
Less dividends and accretion on preferred shares	200,855	200,855	—

Net income (loss) applicable to common stockholders	$(5,899,976)	$7,116,299	$13,016,275

Earnings per share – basic	$(0.11)	$0.13	$0.24
Earnings per share – diluted	$(0.10)	$0.13	$0.23
Depreciation, depletion, amortization and impairment expense per Mcfe	$4.64	$1.74	$(2.90)

Income Statement

Three months ended September 30, 2006

	As originally reported under Successful Efforts	As reported under Full Cost	Effect of change
Revenues
Oil and gas sales	$8,424,271	$8,424,271	$—
Turnkey contracts with affiliated partnerships	58,365	—	(58,365)
Oil and gas sales from marketing activities	393,884	—	(393,884)
Well services	274,858	—	(274,858)
Interest and other income	1,079,844	1,079,844	—

	10,231,222	9,504,115	(727,107)
Expenses
Production and exploration	3,395,102	3,347,393	(47,709)
Turnkey contracts	51,742	—	(51,742)
Cost of marketed oil and gas purchased from affiliated partnerships	377,527	—	(377,527)
Well services	216,810	—	(216,810)
Depreciation, depletion, amortization and impairment	1,750,921	1,561,648	(189,273)
General and administrative	2,061,946	2,061,946	—
Interest	191,334	98,378	(92,956)

	8,045,382	7,069,365	(976,017)

Income before provision for income taxes	2,185,840	2,434,750	248,910
Deferred income tax expense	(30,000)	(30,000)	—

Net income (loss)	2,215,840	2,464,750	248,910
Less dividends and accretion on preferred shares	73,304	73,304	—

Net income (loss) applicable to common stockholders	$2,142,536	$2,391,446	$248,910

Earnings per share – basic	$0.04	$0.04	$—
Earnings per share – diluted	$0.04	$0.04	$—
Depreciation, depletion, amortization and impairment expense per Mcfe	$1.85	$1.65	$(0.20)

Income Statement

Nine months ended September 30, 2006

	As originally reported under Successful Efforts	As reported under Full Cost	Effect of change
Revenues
Oil and gas sales	$22,867,872	$22,867,872	$—
Turnkey contracts with affiliated partnerships	604,875	—	(604,875)
Oil and gas sales from marketing activities	1,912,298	—	(1,912,298)
Well services	732,779	—	(732,779)
Interest and other income	3,638,832	3,638,832	—

	29,756,656	26,506,704	(3,249,952)
Expenses
Production and exploration	9,550,730	8,952,814	(597,916)
Turnkey contracts	852,339	—	(852,339)
Cost of marketed oil and gas purchased from affiliated partnerships	1,854,200	—	(1,854,200)
Well services	677,133	—	(677,133)
Depreciation, depletion, amortization and impairment	4,969,747	4,385,736	(584,011)
General and administrative	6,692,851	6,692,851	—
Interest	564,432	302,580	(261,852)

	25,161,432	20,333,981	(4,827,451)

Income before provision for income taxes	4,595,224	6,172,723	1,577,499
Deferred income tax expense	93,000	93,000	—

Net income (loss)	4,502,224	6,079,723	1,577,499
Less dividends and accretion on preferred shares	289,452	289,452	—

Net income (loss) applicable to common stockholders	$4,212,772	$5,790,271	$1,577,499

Earnings per share – basic	$0.08	$0.11	$0.03
Earnings per share – diluted	$0.08	$0.11	$0.03
Depreciation, depletion, amortization and impairment expense per Mcfe	$1.84	$1.62	$(0.22)

Balance Sheet

September 30, 2007

	As computed Under Successful Efforts	As reported under Full Cost	Effect of change

Total current assets	$20,074,466	$20,074,466	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	370,564,690	376,673,054	6,108,364
Property and equipment	2,475,639	2,475,639	—
Other assets	8,730,558	8,730,558	—
	401,845,353	407,953,717	6,108,364

Current liabilities	22,749,044	22,749,044	—
Long term liabilities	39,764,140	39,764,140	—
Preferred stock	3,251,549	3,251,549	—
Common stock	5,818	5,818	—
Additional paid in capital	424,183,022	424,183,022	—

Accumulated deficit	(87,521,132)	(81,412,768)	6,108,364
Accumulated other comprehensive income	140,967	140,967	—
Common stock in Treasury	(728,055)	(728,055)	—
	$401,845,353	$407,953,717	$6,108,364

Balance Sheet

December 31, 2006

	As originally reported under Successful Efforts	As reported under Full Cost	Effect of change

Total current assets	$52,437,690	$52,437,690	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	260,500,325	253,592,415	(6,907,910)
Property and equipment	1,751,146	1,751,146	—
Other assets	9,170,096	9,170,096	—
	323,859,257	316,951,347	(6,907,910)

Current liabilities	22,961,671	22,961,671	—
Long term liabilities	9,013,268	9,013,268	—
Preferred stock	3,252,897	3,252,897	—
Common stock	5,414	5,414	—
Additional paid in capital	371,035,151	371,035,151	—

Accumulated deficit	(81,822,011)	(88,729,921)	(6,907,910)
Accumulated other comprehensive income	140,922	140,922	—
Common stock in Treasury	(728,055)	(728,055)	—
	$323,859,257	$316,951,347	$(6,907,910)

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

The following is a summary of Warren’s oil and gas properties not subject to amortization as of September 30, 2007:

	Costs incurred in
	Nine months ended September 30,	Fiscal year	Fiscal year	Fiscal year	Prior to
	2007	2006	2005	2004	2004	Total

Acquisition costs	$15,372,782	$1,937,296	$1,153,556	$1,237,924	$12,412,554	$32,114,112

Exploration costs	179,522	4,268,209	2,104,113	1,112,310	10,129,163	17,803,317

Development costs	11,060,178	7,843,750	—	—	—	18,903,928

Capitalized Interest	—	—	1,749,343	1,397,031	2,069,872	5,216,246

Total oil and gas properties not subject to amortization	$26,612,482	$14,049,255	$5,007,012	$3,757,265	$24,611,589	$74,037,603

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under SFAS No. 123R was approximately $1,065,000 and $443,000 for the nine months ended September 30, 2007 and 2006, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	43.6%	48.2%
Risk-free interest rate	4.52%	4.66%
Fair value of options	$4.00	$5.57
Expected life	3.5 years	3.5 years

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,456,783	$8.07
Granted	554,250	10.78
Exercised	(222,533)	4.71
Forfeited or expired	(43,750)	13.37
Outstanding at September 30, 2007	2,744,750	$8.81	2.48	$10,808

Exercisable at September 30, 2007	1,898,500	$7.48	1.76	$9,799

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.8 million and $1.8 million respectively.

As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $3.5 million, which we expect to recognize over a weighted average period of 3 years.

Cash received from stock option exercises under all stock-based payment arrangements for the nine months ended September 30, 2007 was $1.1 million. We issue new shares of common stock to settle option exercises.

Restricted Shares

Restricted share activity as of  September 30, 2007 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2006	—	$—
Granted	59,995	10.51
Vested	—	—
Forfeited	(1,665)	10.51
Outstanding at September 30, 2007	58,330	$10.51

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.5 million, which is expected to be recognized over a weighted average period of approximately 3 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, holders of 564 shares of convertible preferred stock converted into common stock on a basis of 0.50 shares of common stock for one share of convertible preferred stock. As of September 30, 2007, 271,436 shares of convertible preferred stock remain outstanding. Preferred dividends of approximately $195,000 were accrued at September 30, 2007.

The preferred stock pays an 8% cumulative dividend and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted, at the election of the holder into common stock of the Company based on a conversion rate of 1share of preferred stock for 0.50 shares of common stock.

Additionally, commencing seven years after the date of issuance (October 1, 2009), holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any (“Redemption Price”). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

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

At September 30, 2007, there were 271,436 preferred shares outstanding that the Company may be required to redeem at the aggregate redemption amount of $3,257,232 beginning July 1, 2010. As noted above, the Company could, at its option, settle the redemption requests in shares of its common stock.

During the nine months ended September 30, 2007, employees and directors exercised a total of 222,533 options at exercise prices between $4 and $9.05 per share. The Company received proceeds of approximately $1.1 million from these exercises.

NOTE E—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive. Potential common shares for the three and nine months ended September 30, 2007 and September 30, 2006 of 206,889 and 219,240 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 2,357,365 and 2,357,365 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the three and nine months ended September 30, 2007, respectively, because they are anti-dilutive. Potential common shares of 415,500 and 415,500 respectively, relating to stock options were excluded from the computation of diluted income per share at for the three and nine months ended September 30, 2006, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $8.81 and $7.93 at September 30, 2007 and September 30, 2006, respectively. Anti-dilutive warrants have a weighted average exercise price of $12.50 at September 30, 2007. At September 30, 2007, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50. The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
		(Restated)		(Restated)

Net income available to shareholders	$3,038,262	$2,391,466	$7,116,299	$5,790,271

Weighted average shares outstanding - basic	57,586,698	53,317,367	55,331,505	52,786,511
Effect of dilutive securities – stock options	730,571	536,866	260,396	600,784
Effect of dilutive securities – warrants	240,725	1,036,192	746,703	1,063,555

Weighted average shares outstanding - diluted	58,557,994	54,890,425	56,338,604	54,450,850

Basic net income per share	$0.05	$0.04	$0.13	$0.11
Diluted net income per share	$0.05	$0.04	$0.13	$0.11

NOTE F—LONG-TERM DEBT

Long-term debt consisted of the following at  September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Line of Credit	$30,000,000	$—
12% Secured Convertible Bonds, due December 31, 2020	1,385,000	1,390,000
12% Secured Convertible Bonds, due December 31, 2022	1,106,000	1,106,000

	32,491,000	2,496,000
Less current portion	249,100	249,600

Long-term portion	$32,241,900	$2,246,400

On November 20, 2006, the Company entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”). The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million and (iii) the draw limit requested by the Company. The Credit Facility matures on November 15, 2011 and is secured by substantially all of the assets of the Company. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, beginning April 1, 2007 and is based in part on the proved reserves of the Company. The Company is currently exploring additional sources of financing. The current borrowing base is $70 million. Interest payments are made quarterly in arrears. On March 15, 2007, Warren borrowed $20 million under this facility. On June 29, 2007, Warren borrowed an additional $10 million under this facility. As of September 30, 2007, credit line interest of approximately $586,000 was accrued.

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

For partnerships formed from 1999 to 2001, investor partners previously had a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation. During the second quarter of 2007, Warren acquired the respective oil and gas assets of all of the partnerships formed from 2000 to 2003. The acquisitions were accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration for the oil and gas properties acquired, Warren issued an aggregate of 3,365,231 shares of our unregistered restricted common stock to the five separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the sixty-one (61) calendar days ended May 31, 2007. During that period, the weighted average sales price was $13.50 per share, and the 20% discounted price was $10.80 per share. The effective date of those acquisitions was April 1, 2007 and their closing date was June 20, 2007. The reserves attributable to the oil and gas properties of the five drilling partnerships are approximately 9.9 Bcfe of proved developed producing reserves. Warren also attributed an estimated fair market value for related water injection wells and unproved dewatering wells that were in the partnerships. In accordance with their five respective partnership agreements, the sale of substantially all of the oil and gas properties by the five partnerships formed from 2000 to 2003 terminated any repurchase rights that their investor partners previously held.

Also, during the second quarter of 2007, Warren acquired the respective oil and gas assets of the two partnerships formed in 1999. The acquisitions are accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration, Warren paid an aggregate of $1.7 million in cash and the balance by issuing 445,046 shares of our unregistered restricted common stock to the two separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren’s publicly traded Common Stock for the period January 1, 2007 through March 31, 2007. During that period, the weighted average sales price was $11.22 per share, and the 20% discounted price was $8.98 per share. The effective date of those two acquisitions was April 1, 2007 and their closing date was June 30, 2007. In accordance with their respective partnership agreements, the sale of substantially all of the oil and gas properties by the two partnerships formed in 1999 terminated any repurchase rights that their investor partners previously held.

CALCULATION OF PURCHASE PRICE (IN MILLIONS)
Cash paid	$1.7
Common stock issued	51.2
Current liabilities assumed:	0.3
Total purchase price for assets acquired	$53.2

ALLOCATION OF PURCHASE PRICE (IN MILLIONS)
Proved oil and gas properties	$38.2
Unproved oil and gas properties	15.0

Total	$53.2

The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, as if the acquisition of the drilling partnerships had occurred as of January 1, 2006.  The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired. The unaudited pro forma information (presented in millions of dollars, except per share amounts) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor is it necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Pro Forma:	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Revenues	$17.2	$11.2	$43.2	$31.1
Net income	3.0	2.9	7.5	7.1
Earnings per share:
Basic—	$0.05	$0.05	$0.14	$0.12
Diluted—	$0.05	$0.05	$0.13	$0.12

NOTE H—BUSINESS SEGMENT INFORMATION

The Company has adopted the full cost method of accounting for its oil and gas properties. As a result of this adoption and the purchase of the remaining drilling program interests, the Company will no longer have reporting segments for Turnkey activities, oil and gas marketing activities and well services. The Company’s operating activities will now be reported under one segment, oil and gas activities. All comparative results of operations and selected information for historical reporting periods have been reclassified for this change.

NOTE I—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2007	2006
		(Restated)

Nine Months ending September 30,	$7,317,199	$5,940,174

Three Months ending September 30,	$3,143,429	$2,511,212

NOTE J—GOODWILL

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, and only adjusts the carrying amount of goodwill or indefinite life intangible assets upon an impairment. During the three months ended September 30, 2007 no events occurred which would indicate that an impairment of goodwill existed.

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

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2007, we owned natural gas and oil leasehold interests in approximately 246,000 gross 138,000 net acres, 90% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $31.8 million during the first nine months of 2007. This resulted from cash used in investing activities of $80.5 million. This was partially offset by cash provided by operating activities of $17.7 million and cash provided by financing activities of $31.0 million.

Cash used in investing activities of primarily results from expenditures on oil and gas properties and equipment. Cash provided by operating activities primarily relates to oil and gas operations. Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

During June 2007, Warren acquired the interests in five drilling partnerships formed from 2000 to 2003 in which we served as managing general partner and turnkey contract driller. The independently evaluated December 31, 2006 PV-10 attributable to the aggregate proved oil and gas reserves of the five drilling partnerships was $33.2 million (approximately 9.9 Bcfe of proved developed producing reserves) as of December 31, 2006. Additionally, the estimated fair market value for related water injection wells was $4.4 million. The purchase price was paid in the form of restricted shares of Warren’s common stock calculated at a discount of 20% from the average publicly traded share price from April 1, 2007 to May 31, 2007. The Company issued 3.4 million restricted shares to these drilling partnerships.

Also, as part of contractual commitments, Warren was obligated to accept requests from the partners in two drilling partnerships formed in 1999. The aggregate purchase price was $1.7 million plus 0.4 million restricted shares. The Company acquired $3.9 million of PV-10 as of December 31, 2006 (approximately 1.2 Bcfe of proved developed producing reserves) and water injection wells having an estimated fair market value of $0.9 million.

On November 20, 2006, Warren entered into a five year, $150 million credit agreement with JP Morgan Chase Bank (the “Credit Facility”). The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $150 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 15, 2011. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears. The current borrowing base is $70 million. The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base) of 1.0 to 1.0 and (2) a maximum total net debt to annualized consolidated EBITDAX (as defined by the Credit Facility) of 3.5 to 1.0. As of  September 30, 2007, the Company has borrowed $30 million under the Credit Facility and was in compliance with all covenants. Warren is currently exploring additional sources of financing.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.6 million was accrued for as of September 30, 2007.

During the first nine months of 2007, the Company had net income of $7.1 million as compared to net income of $5.8 million for the first nine months of 2006. At September 30, 2007, current liabilities exceeded current assets by approximately $2.7 million.

At September 30, 2007, we had approximately 1.9 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.9 million outstanding vested options, 139,750 options had exercise prices above the closing market price $12.54 of our common stock on September 30, 2007. If the options with exercise prices below the closing market price on September 30, 2007 are exercised by the holders, we would receive $12.3 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at September 30, 2007. The table below reflects the release of U.S. treasury bonds to us upon redemption.

		Payments due by period
Contractual Obligations As of September 30, 2007	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Line of credit	$30,000,000	—	—	$30,000,000	—
Bonds	2,491,000	249,100	425,961	345,028	1,470,911
Drilling commitments	1,235,518	1,235,518	—	—	—
Leases	619,608	217,106	265,040	137,462	—
Total	$34,346,126	$1,701,724	$691,001	$30,482,490	$1,470,911

RESULTS OF OPERATIONS:

Three months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Oil and gas sales. Revenue from oil and gas sales increased $8.3 million in the third quarter of 2007 to $16.8 million, a 99% increase compared to the same quarter in 2006. This increase resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California. Net oil production for the three months ended September 30, 2007 and 2006 was 226 Mbbls and 117 Mbbls, respectively. Net gas production for three months ended September 30, 2007 and 2006 was 396 Mmcf and 246 Mmcf, respectively. The average realized price per barrel of oil for the three months ended September 30, 2007 and 2006 was $66.75 and $60.82, respectively. Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2007 and 2006 was $4.22 and $5.28, respectively.

Production & exploration. Production and exploration expense increased $3.9 million in the third quarter of 2007 to $7.3 million, a 118% increase compared to the same quarter in 2006. Primarily, this increase resulted from an increase in oil production. Production increased to 1.8 Bcfe for the third quarter of 2007 compared to 949 Mmcfe for the third quarter of 2006, an increase of 85%.

Interest and other income. Interest and other income decreased $0.6 million in the third quarter of 2007 to $0.5 million, a 55% decrease compared to the same quarter in 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $1.6 million for the third quarter of 2007 to $3.2 million, a 104% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the third quarter of 2007 compared to the corresponding period of 2006. Production increased 85% during this period.

General and administrative expenses. General and administrative expenses increased $1.0 million in the third quarter of 2007 to $3.0 million, a 48% increase compared to the corresponding quarter last year. This reflects an increase in personnel as a result of increased drilling activities. Also, this reflects an increase in stock option expense of $0.2 million.

Interest expense. Interest expense increased $0.5 million in the third quarter of 2007 to $0.6 million compared to the same quarter last year. The increase results from interest expense relating to the drawdown of $30 million under our Credit Facility, as previously discussed.

Nine months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Oil and gas sales. Revenue from oil and gas sales increased $16.7 million in the first nine months of 2007 to $39.6 million, a 73% increase compared to the same period in 2006. This increase resulted from significantly increasing our drilling activity in the WTU. Net oil production for the nine months ended September 30, 2007 and 2006 was 599 Mbbls and 315 Mbbls, respectively. Net gas production for nine months ended September 30, 2007 and 2006 was 861 Mmcf and 812 Mmcf, respectively. The average realized price per barrel of oil for the nine months ended September 30, 2007 and 2006 was $59.05 and $57.87, respectively. Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2007 and 2006 was $4.92 and $5.71, respectively.

Production & exploration. Production and exploration expense increased $7.5 million in the first nine months of 2007 to $16.5 million, an 84% increase compared to the same period in 2006. Primarily, this increase resulted from an increase in oil production. Production increased to 4.5 Bcfe for the first nine months of 2007 compared to 2.7 Mmcfe for the first nine months of 2006, an increase of 65%.

Interest and other income. Interest and other income decreased $1.6 million in the first nine months of 2007 to $1.9 million, a 47% decrease compared to the same period in 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the period as compared to the corresponding period last year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $3.4 million for the first nine months of 2007 to $7.8 million, a 77% increase compared to the corresponding period last year. This increase results from increased production and increased capitalized costs during the first nine months of 2007 compared to the corresponding period of 2006. Production increased 65% during this period.

General and administrative expenses. General and administrative expenses increased $2.0 million in the first nine months of 2007 to $8.7 million, a 30% increase compared to the corresponding period last year. This reflects an increase in personnel as a result of increased drilling activities. Also, this reflects an increase in stock option expense of $0.6 million.

Interest expense. Interest expense increased $0.9 million in the first nine months of 2007 to $1.2 million compared to the same period last year. The increase results from interest expense relating to the drawdown of $30 million under our Credit Facility, as previously discussed.

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

Change in Accounting Principle

In the second quarter of 2007, we converted from the successful efforts method of accounting for our oil and gas properties to the full cost method. We believe that the full cost method is preferable for our company as we devote a significant portion of our time and capital budget to exploration activities.

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

In accordance with full cost accounting rules, we will be subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. For the three and nine months ended September 30, 2007 and 2006, the Company did not have any charges associated with its ceiling test.

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

Not applicable

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

WARREN RESOURCES, INC. (Registrant)

Date: November 2, 2007		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer