Form 10-K
period 2007-12-31
WARREN RESOURCES INC
filed 2008-03-04
CIK 892986

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 000-33275

Warren Resources, Inc.
(Exact name of registrant as specified in its charter)

Maryland	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1114 Ave of the Americas, New York, NY 10036
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (212) 697-9660

(Former name or former address, if changed since last report):
 489 Fifth Avenue, 32nd Floor, New York, NY 10017

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2007 was $607,520,460.

        The number of shares of registrant's common stock outstanding as of March 3, 2008 was 58,191,901 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2008, in connection with the registrant's 2008 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

WARREN RESOURCES, INC.

FORM 10-K

Warren's logo is a trademark or service mark of Warren. Other trademarks or service marks appearing herein are the property of their respective holders.

As used in this document, "Warren", "the Company", "we", "us" and "our" refer to Warren Resources, Inc. and its subsidiaries. The term "Warren E&P" refers to our wholly owned subsidiary Warren E&P, Inc.

For abbreviations or definitions of certain terms used in the oil and gas industry and in this annual report, please refer to the section entitled "Glossary of Abbreviations and Terms".

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this annual report on Form 10-K that are not historical are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve a number of risks and uncertainties.

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

        These statements may be found under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operation", "Business and Properties" and other sections of this annual report. Forward-looking statements are typically identified by use of terms such as "may", "will", "could", "should", "expect", "plan", "project", "intend", "anticipate", "believe", "estimate", "predict", "potential", "pursue", "target" or "continue", the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

        The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

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

        You should also consider carefully the statements under "Risk Factors" and other sections of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

        All forward-looking statements speak only as of the date of this annual report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Items 1 and 2:    Business and Properties

Overview

        We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and gas reserves. We focus our efforts primarily on the exploration and development of coalbed methane, or CBM, natural gas properties located in the Rocky Mountain region and on our horizontal drilling, waterflood and tertiary oil recovery programs in the Wilmington field within the Los Angeles Basin of California.

        As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 230,738 gross (129,555 net) acres, approximately 90% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 1,200 drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing. Additionally, we have identified approximately 450 drilling locations in our Wilmington field units.

        As of December 31, 2007, we had estimated net proved reserves of 356 Bcfe, with a PV-10 value of $1.05 billion, based on a reserve report prepared by Williamson Petroleum Consultants, Inc. These estimated net proved reserves include 318.6 Bcfe in our Wilmington units and 33.6 Bcfe in our emerging CBM program in the Washakie Basin. These net proved reserves are located on approximately 10% of our total net acreage. Based on our preliminary results to date, we believe that a substantial amount of our remaining undeveloped CBM acreage in the Rocky Mountain Region has commercial potential.

        As of December 31, 2007, we had interests in 393 gross (276 net) producing wells and are the operator of record or co-operator for 88% of these wells. Through our joint venture agreements, we actively participate in operating activities for most of the wells for which we are not operator of record. For the month of December 2007, our average daily production was 31.3 million cubic feet per day ("MMcfe/d") gross (19.0 MMcfe/d net). For 2008, we have a total capital expenditure budget of approximately $140 million.

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Exploit Existing Properties Through the Drillbit.  We have identified a total of approximately 1,650 drilling locations, of which 1,200 are in our Rocky Mountain CBM properties, 400 are in our Wilmington Townlot Unit ("WTU") and 50 are in the North Wilmington Unit ("NWU"). We plan to participate in the drilling of 294 gross wells (including injector wells) during 2008, of which 245 are in our Rocky Mountain properties, 36 are in the WTU and 13 are in the NWU.

  •
  Increase proved reserves.  We intend to increase our proved reserves and production by drilling an increased number of wells on our undeveloped, unproved acreage, which represents approximately 90% of our acreage position at December 31, 2007.

  •
  Pursue Selective Acquisitions and Joint Ventures.  We believe we are well positioned, given our asset base and technical expertise, to pursue selected acquisitions and attract industry joint venture partners. For example, our expertise in waterflood, tertiary recovery and horizontal drilling lead to the acquisitions of the Wilmington Townlot Unit and the North Wilmington Unit. We are also joint venture partners in the Atlantic Rim project in Wyoming with Anadarko Petroleum Corporation ("Anadarko"), one of the largest independent oil and gas exploration and production companies in the world. We expect to pursue further acquisitions of natural gas and oil properties in areas where we have specific technical knowledge and experience.

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

Competitive Strengths

        As a result of the following strengths, we believe we are well positioned to execute our business strategy:

  •
  Substantial Rocky Mountain Undeveloped CBM Acreage Position.  We believe that the Rocky Mountain region is one of the few remaining high potential CBM natural gas provinces in North America. As of December 31, 2007, we have assembled a substantial undeveloped acreage position in the Rocky Mountains of 194,903 gross (112,694 net) acres containing approximately 1,200 identified drilling locations. In the Rocky Mountains, our estimated total net proved reserves of 33.6 Bcf are located on approximately 9% of our total net acreage.

  •
  Significant Development Opportunity in the Los Angeles Basin of California.  We believe that our Wilmington Townlot Unit, together with the North Wilmington Unit, provide us a significant development opportunity of long-lived oil reserves in a historically prolific basin. The Wilmington Townlot Unit and North Wilmington Unit combined comprise 2,476 gross (2,454 net) acres within the Los Angeles basin and contains approximately 450 identified drilling locations for producing wells. As of December 31, 2007, 79% of our proved reserves in the Wilmington field were undeveloped.

  •
  Technical Expertise.  Since the beginning of our CBM operations in 1996, we have gained considerable expertise in advanced CBM drilling, completion and re-entry techniques. We also have expertise in directional and horizontal drilling relating to our waterflood and tertiary recovery programs in the Wilmington Townlot Unit.

  •
  Experienced Management Team.  Our operating management team has an average of 30 years of experience on average in the oil and gas industry. Our personnel have extensive experience in managing large-scale operations in each of our areas of concentration. Most members of our senior management have been with us since the mid-1990s.

  •
  Incentivized Management Ownership.  The equity ownership of our management team is strongly aligned with that of our stockholders. As of March 3, 2008, our 16 directors and executive officers beneficially owned 4,639,387 shares of common stock, which includes exercisable options to purchase 2,320,750 shares of our common stock and 52,775 restricted share grants.

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on CBM projects in the Rocky Mountain region and also on waterflood oil recovery projects in the Wilmington field in California. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Planned Gross Wells in 2008
Atlantic Rim Project	196,893	104,991	245
Wilmington Field	2,476	2,454	49
Pacific Rim Project	20,885	17,207	—
Powder River Basin	3,110	2,238	—
Wilmington Field	2,476	2,454	49
Other(1)	7,374	2,665	—

Total	230,738	129,555	294

    (1)
    Includes conventional oil and gas properties located primarily in New Mexico, Texas and North Dakota.

California Projects

  Wilmington Townlot Unit

        Our Wilmington Townlot Unit is located in the Wilmington field within the Los Angeles Basin of California. The Wilmington field has produced over 2.5 billion barrels of oil since its discovery in the 1930s. Since that time, the Wilmington Townlot Unit, a unitized oil field consisting of 1,440 gross (1,418 net) acres, has produced more than 149 million barrels of oil from primary and secondary production. All the working interests in the Wilmington Townlot Unit are subject to the terms and provisions of a unit operating agreement. We hold an approximate 98.5% undivided working interest in the Wilmington Townlot Unit.

        Our Wilmington Townlot Unit oil reserves are primarily proved undeveloped, or PUDs. We seek to develop these reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood and tertiary recovery program. As of December 31, 2007, we had 3,177 barrels of oil per day ("Bbls/d") gross, (2,579 Bbls/d net) production, compared to 1,613 Bbls/d gross (1,287 Bbls/d net) production as of December 31, 2006. In addition, estimated proved reserves as of December 31, 2007 were 41 MMbbls gross (34 MMbbls net), of which 70% are PUDs and 30% are PDPs. Further, as of December 31, 2007, there were 94 gross (93 net) producing wells.

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

        The North Wilmington Unit oil reserves are primarily PUDs. Based on a report of Williamson Petroleum Consultants as of December 31, 2007, the estimated net proved reserves attributable to the North Wilmington Unit were 23 MMbbls gross (19 MMbbls net) of which 95% are PUDs and 5% are PDPs. We seek to develop these reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood and tertiary recovery program. As of December 31, 2007, production from the North Wilmington Unit was 401 Bbls/d gross (341 Bbls/d net).

Rocky Mountain Projects in the Washakie Basin

  Washakie Basin

        The Washakie Basin is located in the southeast one-third of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2007, we had assembled 217,778 gross (122,198 net) acres prospective for CBM development in this area, of which 112,557 net acres are undeveloped. This area contains approximately 1,200 identified drilling locations primarily on 80-acre well spacing. The report prepared by Williamson Petroleum Consultants as of December 31, 2007 estimates that the gross recoverable proved reserves for the 91 CBM wells drilled and their 56 well offsets in our first three CBM pilot programs in this basin were 107 Bcf gross (33.6 Bcf net) on 80-acre well spacing. We own a 56% average working interest to the base of the Mesa Verde formation in this acreage.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim Area. We own approximately 87,570 gross (72,155) net) undeveloped acres of deep rights inside the area of mutual interest ("AMI") with Anadarko, and approximately 22,004 gross (19,475 net) undeveloped acres of deep rights outside the AMI, for a total of 109,574 gross (91,630 net) undeveloped acres in the entire Atlantic Rim Area.

        Commercial CBM production in the Washakie Basin was initially established in 2002 on the eastern rim of the Washakie Basin by Warren and Double Eagle Petroleum Co., an independent energy company. Current development in the Washakie Basin is targeting shallow Mesa Verde coalbeds. The Mesa Verde coalbeds in this area differ from those found in the Powder River Basin in that they are thinner zones but have significantly higher gas content, much like the coalbeds found in the Drunkard's Wash field in the Uinta Basin of Utah. CBM field development in the Washakie Basin is usually accomplished by grouping wells into "pods" of 10 to 24 wells, complete with associated infrastructure, including water disposal wells, gathering and compression. The productive pods are typically grouped into individual federal units of up to 25,000 acres each, which facilitates development operations.

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 196,893 gross (104,991 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2007, we have drilled a total of 197 wells. Currently, we are jointly developing all of our Atlantic Rim projects within the area of mutual interest with Anadarko. Anadarko is the operator of record for the Atlantic Rim project, and under the Anadarko agreements, our personnel and Anadarko's personnel have equal input in decision-making for most decisions, including budgets and drilling.

  Sun Dog Unit

        Our initial pod, the Sun Dog unit, is a 10-well pilot program drilled in 2001 on 80-acre spacing. In 2004 we drilled an additional 2 CBM gross (0.3 net) wells and a second water injection well. Production commenced from these additional wells in April 2005. The Sun Dog unit commenced production in April 2002 at a gross rate of approximately 200 Mcf/d of gas and 6,000 Bbls/d of water. As of December 31, 2007, these wells were producing 4,891 Mcf/d of gas and 13,509 Bbls/d of water. As of December 31, 2007, we were in the process of completing approximately 45 gross (27.5 net) wells, which we expect to commence production during the first half of the year. Based on a report from Williamson Petroleum Consultants, as of December 31, 2007, estimated gross ultimate recoverable proved reserves for the 12 producing wells and 14 drilled but not competed offset locations in the Sun Dog unit average 1.0 Bcfe per well. We currently own a working interest of approximately 61% in the wells drilled in the initial pod of the Sun Dog unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Blue Sky Unit

        The Blue Sky unit is a 23-well pilot program originally drilled on 160-acre spacing. This program commenced production in August 2003 and as of December 31, 2007, was producing 485 Mcf/d of natural gas and approximately 28,000 Bbls/d of water. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, the Blue Sky unit wells should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. During 2005, we drilled 11 CBM wells in this unit to reduce the well spacing to 80-acres. Based on a report from Williamson Petroleum as of December 31, 2007, estimated gross ultimate recoverable proved reserves for the 19 producing wells in the Blue Sky unit average 0.5 Bcfe per well. We currently own an approximate 50% working interest in the wells drilled in the initial pod of the Blue Sky unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Doty Mountain Unit

        The Doty Mountain unit consists of 46 wells on 80-acre spacing. In 2004, we drilled 24 wells and one water injection well. In 2006, we drilled and completed an additional 22 wells. As of December 31, 2007 these wells were producing 1,790 Mcf/d of natural gas and approximately 13,000 Bbls/d of water. Based on a report from Williamson Petroleum as of December 31, 2007, estimated proved reserves for the wells in the Doty Mountain unit were 61.7 gross (18.5 net) Bcfe. We currently own an approximate 35% working interest in the wells drilled in the initial pod of the Doty Mountain unit. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Red Rim Unit

        This pod in located at the north end of the Atlantic Rim CBM project and consists of 16 wells on 160-acre spacing. We completed eight CBM wells and one water injection well during 2003, another eight wells during 2004 and an injector well in 2005. The installation of a gathering system was completed in 2005. These 16 wells are currently in the dewatering stage. We own a working interest of approximately 49% in the wells drilled in the initial pod of the Red Rim unit. Our working interest in the unit will be approximately 46% if the existing unit is fully drilled and developed. Activity in the Red Rim has been suspended while development focuses on the central area of the play. We expect to further evaluate the northern area in 2009 or 2010.

  Jolly Roger Unit

        The Jolly Roger unit consists of 24 wells on 160-acre spacing. We drilled eight wells and one water injection well in 2002 and drilled 16 wells, one water injection well and one monitor well in this unit in 2005. These wells are currently in the dewatering stage. We currently own a working interest of approximately 41% in the wells drilled in the initial pod of the Jolly Roger unit. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 43% if the existing unit is fully drilled and developed.

  Pacific Rim Project

        Our Pacific Rim acreage is located on the western rim of the Washakie Basin, approximately 60 miles west of our Atlantic Rim project. At December 31, 2007, this project comprised approximately 20,885 gross (17,207 net) acres. We are the operator of record for the Pacific Rim project, which is not subject to the AMI or joint venture agreements with Anadarko.

  Chicken Springs Unit

        This pod consists of seven wells, one of which we drilled in the second quarter of 2004, three of which we drilled in 2005 and three which were drilled in 2006. As of December 31, 2007, the Chicken Springs wells were producing 768 Mcf/d of natural gas. We currently own an approximate 50% working interest in the wells drilled in the initial pod of the Chicken Springs unit. Based on a report from Williamson Petroleum as of December 31, 2007, estimated proved reserves for the wells in the chicken Springs unit were 0.6 Bcf gross (0.3 Bcf net).

  Pacific Isle Unit & Rifes Rim Unit

        After extensive testing we have determined that these units are uneconomic for CBM production. Costs associated with the Pacific Isle Unit and the Rifes Rim Unit were included in the Oil and Gas Property amortization base in the third and fourth quarters of 2007.

  South Seminoe Prospect in the Hanna Basin

        During 2007, Warren along with its 50% working interest partner Stone Energy completed the first exploratory well on this prospect. After it was determined that this exploratory well was a dry hole, Warren sold its 50% interest in the well and this prospect to Stone Energy.

  Powder River Basin

        At December 31, 2007, we owned and operated interests in 89 gross (85 net) producing CBM wells in 3,110 gross (2,238 net) acres in the Powder River Basin near Gillette, Wyoming. At December 31, 2007, this field was shut in for a planned compression swap, which should be completed during the first quarter of 2008. This swap is expected to improve efficiency and cost structure in the field.

Natural Gas and Oil Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2007, 2006 and 2005 based on reserve reports prepared by Williamson Petroleum. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

        For 2006 and 2005, a portion of our proved developed reserves had been accumulated through our interests in the drilling programs for which we served as managing general partner. These estimates of future net cash flows and their present values, based on period end prices, were based upon certain assumptions of the drilling programs in which we own interests will achieve payout status in the future.

During 2007, we acquired all oil and gas properties and associated reserves from the drilling partnerships.

	Years Ended December 31,
	2007	2006	2005
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	21,852	9,264	10,829
Proved undeveloped	15,916	15,561	13,524

Total(1)	37,768	24,825	24,353

Net oil reserves (MBbls):
Proved developed	11,202	9,583	2,938
Proved undeveloped	41,908	44,494	47,477

Total(2)	53,110	54,077	50,415

Total Net Proved Natural Gas & Oil Reserves (MMcfe)	356,428	349,290	326,845

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$464,331	$205,683	$107,639
Proved undeveloped	583,637	403,201	530,280

Total(3)	1,047,968	608,884	637,919
Less: future income taxes, discounted at 10%	228,817	196,308	175,139

Standardized measure of discounted future net cash flows (in thousands)(4)	$819,151	$412,576	$462,780

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$5.02	$4.35	$9.92
Oil (per Bbl)	$86.21	$50.60	$49.05
Proved Developed Reserves (MMcfe)	89,062	66,763	28,461

    (1)
    Included in 2005 reserves, 136 MMcf is attributable to consolidated subsidiaries in which there is an average minority interest of 9%.

    (2)
    Included in 2005 reserves, 922 MBbls is attributable to consolidated subsidiaries in which there is an average minority interest of 9%.

    (3)
    The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues were determined using realized prices for natural gas and oil at each of December 31, 2007, 2006, and 2005. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.

    (4)
    Standardized measure of discounted future net cash flows differs from PV-10 value because it includes the effect of future income taxes. Included in 2005 standardized measure of discounted future net cash flows, $9,673 is attributable to consolidated subsidiaries in which there is an average minority interest of 9%.

        The data in the above natural gas and oil reserves table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See "Risk Factors".

        PV-10 is equal to the future net cash flows from our proved reserves at December 31, 2007, excluding any future income taxes, discounted at 10% per annum ("PV-10"). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

        Due to the volatility of commodity prices, the oil and gas prices on the last day of the period significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

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

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2007:

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	—	—	148	147.0	148	147.0
New Mexico	20	1.4	3	0.1	23	1.5
Texas	13	3.3	—	—	13	3.3
Wyoming	205	123.2	—	—	205	123.2
Other	2	1.1	2	0.1	4	1.2

Total	240	129.0	153	147.2	393	276.2

        Gross wells represent all wells in which we have an interest. Net wells represent the total of our fractional undivided working interest in those wells.

Drilling Activity

        The following table sets forth the number of gross exploratory and gross development wells drilled in which we participated during the last three fiscal years. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. Productive wells are either producing wells or wells capable of commercial production. At December 31, 2007, we were in the process of completing 45 gross Sundog wells in the Atlantic Rim in Wyoming. The following table sets forth our drilling activities:

	Years Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells(1)
Productive(2)	27	16.5	37	20.0	21	2.4
Nonproductive(3)	1	0.5	2	0.7	—	—
Development Wells(1)
Productive(2)	53	45.9	28	27.9	27	13.3
Nonproductive(3)	—	—	—	—	—	—

Total	81	62.9	67	48.6	48	15.7

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

    (3)
    A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2007:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,073	1,061	1,403	1,393	2,476	2,454
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	25,985	11,741	194,903	112,694	220,888	124,435
Other	948	442	1,732	1,600	2,680	2,042

Total	29,776	13,518	200,962	116,037	230,738	129,555

Production Volumes, Sales Prices and Production Costs

        The following table summarizes our net natural gas and oil production volumes, our average sales prices and expenses for the periods indicated. Our production is attributable to our direct interests in producing properties. For these purposes, our net production will be production that is owned by us, after deducting royalty, limited partner and other similar interests. The lease operating expenses shown relates to our net production. Prior to our acquisition of the investors' drilling program interests in 2006 and 2007 the majority of our production was received from our interest in the drilling programs.

	Years Ended December 31,
	2007	2006	2005
Production:
Natural gas (MMcf)	1,255.4	1,052.1	1,073.5
Oil (MBbls)	824.5	455.8	147.6

Total equivalents (MMcfe)	6,202.5	3,787.2	1,958.9

Average Sales Price Per Unit:
Natural gas (per Mcf)	$4.81	$5.73	$6.71

Oil (per Bbl)	$64.96	$55.36	$45.75
Effects of derivative instrument	(0.36)	—	—

Realized price (per Bbl)	$64.60	$55.36	$45.75

Weighted average sales price (per Mcfe)	$9.56	$8.25	$7.13
Expenses (per Mcfe):
Lease operating expense(1)	$3.69	$3.44	$3.64

    (1)
    Lease operating expenses related to our CBM operations include costs for operating our commercially productive CBM wells, together with the costs for operating our CBM wells that are still in the dewatering phase and are not yet commercially productive.

Purchasers and Marketing

        We sell our natural gas and oil production to various purchasers in the areas where the oil and natural gas is produced. The natural gas is delivered into natural gas pipelines for transportation and is sold to various purchasers for later re-marketing or end use. Our oil is sold to purchasers who take delivery from storage tanks that are located on our property. The majority of all of this natural gas and oil is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands.

        We sell our natural gas at market price. The marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted. For more information about the risks to our business posed by our marketing activities see "Risk Factors".

        For 2007, the largest purchasers and marketers for our production primarily included Conoco Phillips, Inc., Anadarko Energy Services and ABQ Energy Group, and which accounted for 80%, 13% and 6%, respectively, of the total natural gas and oil sold by us. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market.

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us and our drilling programs through Warren E&P, Inc., our wholly owned subsidiary. Through Warren E&P, we employ petroleum engineers, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists and other personnel on a contract basis. As of December 31, 2007, Warren E&P was the operator or co-operator of approximately 88% of the wells in which we had interests.

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

Regulations and Environmental Matters

        General.    Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry. These laws and regulations:

  •
  require the acquisition of various permits before drilling commences;

  •
  require the installation of expensive pollution control equipment;

  •
  restrict the types, quantities and concentration of various substances, including without limitation natural gas and water, that can be released into the environment in connection with drilling and production activities;

  •
  limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

  •
  require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

  •
  impose substantial liabilities for pollution resulting from our operations;

  •
  require time consuming environmental analysis with respect to operations affecting federal lands or leases, and

  •
  expose the Company to litigation by environmental and other special interest groups.

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress, State Legislatures and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2007, we did not incur any material capital expenditures for remediation of pollution control equipment at any of our facilities.

        The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

        National Environmental Policy Act.    Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment, or EA, prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact statement, or EIS, that may be made available for public review and comment. All of our current and proposed exploration, production and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

        Some of our exploration and production activities occur on federal leases. This is particularly true of our CBM operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the Bureau of Land Management ("BLM") after preparation of an environmental assessment or an environmental impact statement. A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our CBM operations are subject to records of decision and we have not experienced any material difficulty in complying with their terms and conditions.

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as "hazardous wastes".

        We believe that we are in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs of managing and disposing of such wastes.

        Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site, or site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such "hazardous substances" have been deposited.

        Water Discharges.    The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the applicable state agency. These prescriptions also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Response costs could be high and may have a material adverse effect on our operations. We may not be fully insured for these costs. We maintain all required discharge permits necessary to conduct our operations, and we believe we are substantially compliant with the terms thereof. Obtaining permits has the potential to delay the development of oil and natural gas projects. We anticipate that total maximum daily load water quality standards established under Clean Water Act delegated programs may be promulgated for surface water bodies in areas where we operate, including the Powder River Basin. However, we do not expect that any total maximum daily load regulations, or standards promulgated in any area where we operate, will result in a material increase in our produced water disposal costs, as we already inject much of our produced water in disposal wells, rather than discharging into surface water bodies, and would be able to cost-effectively drill and operate additional disposal wells as needed.

        Air Emissions.    The Federal Clean Air Act and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of oil and natural gas projects.

        Other Environmental Laws and Regulation.    The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some Northeastern and West Coast states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily carbon dioxide emissions from power plants, equipment and vehicles. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

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

        Drilling and Production.    Our operations are subject to various types of regulation at federal, state, and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

  •
  the location of wells;

  •
  the method of drilling and casing wells;

  •
  the rates of production or "allowables";

  •
  the surface use and restoration of properties upon which wells are drilled;

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

        Natural Gas Sales Transportation.    Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in "first sales", which include all of our sales of our own production.

        FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

        Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by state agencies. Although its policy is still in flux, FERC recently has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of transporting gas to point-of-sale locations.

  Operations on Federal Oil and Gas Leases

        We conduct a sizeable portion of our operations on federal oil and natural gas leases which are administered by the BLM and the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed BLM and MMS regulations and orders, which are subject to change. Under certain circumstances, the BLM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could have a material adverse effect on our business, financial condition and results of operations. The MMS issued a final rule that amended its regulations governing the valuation of oil and gas produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil and gas produced from federal leases.

  State Regulation

        Our operations are also subject to regulation at the state, and in some cases, county, municipal and local governmental levels. Such regulation includes requirements concerning permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells and requiring the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling, spacing and proration units and the unitization or pooling of oil and gas properties.

        In addition, state conservation laws, which frequently establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the rates of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect our profitability, and we are unable to predict the future cost or impact of complying with such regulations.

Future Regulations

        Proposals and proceedings that may affect the oil and gas industry are pending before Congress, the BLM, FERC, MMS, state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings or competitive position.

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

        We anticipate no material estimated capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Finally, we have deposited $3.1 million in money market securities as of December 31, 2007, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

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

  Atlantic Rim

        After almost seven years, in May 2007 the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells of which 1,800 would be CBM wells and 200 deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. Several environmental groups, however, filed appeals against the Department of Interior of the BLM's decision approving the EIS to the Interior Board of Land Appeals (IBLA), and in the Federal District Court for the District of Columbia. These appeals contain claims ranging from the EIS does not consider enough alternatives to that it does not allow enough hunting in the Atlantic Rim. The IBLA and Federal Courts have refused to grant injunctions for stays of drilling activities requested by the environmental groups; however, there can be no assurance that the IBLA or courts will not determine that the BLM should modify some portion of their final EIS.

        Our Washakie Basin CBM production operations are also subject to Wyoming DEQ regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Disposal of produced water will be limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for nine produced water injection wells in the Atlantic Rim project. We will need to obtain permits for additional injection wells, in the event that we need additional subsurface disposal capacity.

  Powder River Basin

        The Powder River Basin is currently the subject of an EIS that was updated in May 2003. Drilling and production operations on our Powder River Basin leases in Wyoming are subject to environmental rules, requirements and permits issued by federal, state and local regulatory agencies, including the BLM and the Wyoming DEQ. The BLM has imposed environmental limitations and conditions on CBM drilling, production and related construction activities on federal leases in certain specific areas of the Powder River Basin. These conditions and requirements are imposed through a record of decision issued pursuant to an EIS. The BLM may also impose site-specific conditions on development activities, such as drilling and construction of rights-of-way, before it approves required applications for permits to drill and plans of development. We believe we have operated our Powder River Basin federal leases in compliance with the BLM's current requirements.

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

        While Warren's cellar construction and drilling activities were at their peak during the fourth quarter of 2007, some residents adjacent to the WTU backed by a community activist group complained of noise, dust and traffic from the WTU. As a result, the Chief Zoning Administrator for the City of Los Angeles intends to review the terms and conditions of construction and operations set forth in the Zoning Administrator's 2006 Zoning Order, which allows the construction and operation of the drilling cellars at the WTU central facility. This review by the Zoning Administrator could entail a lengthy process of six months or more, limit our ability to further construct and develop facilities and conduct operations while the review is pending and, despite Warren's strong belief that it meets or exceeds the requirements of the existing Zoning Order, the review could result in additional environmental studies, restrictions or costs for the Company's activities in the WTU.

        Because the gas volume was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). On October 28, 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew during the fourth quarter, the excess gas produced but not consumed by our microturbines would have exceeded our gas flare limitation. As a result, wells producing approximately 300 barrels of oil per day were taken off production during December 2007. Consequently, estimated production levels in the WTU will not exceed approximately 3,000 gross BOPD during at least the first quarter of 2008. Further, based upon input from a community activist group, the SCAQMD is requesting that Warren install additional microturbines and limit use of the gas flare to a smaller amount of excess gas that cannot be handled by the microturbines. In March 2008, the Company will present its plan to the SCAQMD which will include seeking approvals from regulatory authorities dispose of our produced gas by injection or sell it directly into a nearby public utility pipeline or to a third party user. As another part of our plan, in October 2007, Warren applied to the SCAQMD for a permit to construct a new high efficiency gas flare. Although we anticipate delivery of the new flare in April 2008, if the SCAQMD does not issue the necessary permits, the implementation of the new flare, or other methods of handling the produced gas could be delayed to mid-2008 or later.

        Additionally, on January 30, 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company, and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles. The complaint alleges eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. See "Legal Proceedings".

Operating Hazards And Insurance

        The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards, spills or releases of crude oil, produced water and injection fluids, and other potential events which could have a material adverse effect on our business, financial condition and results of operations. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, production or leasehold acquisitions, or result in loss of certain properties.

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

Employees

        At December 31, 2007, we had 65 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Facilities

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in March 2013. Our oil and gas operations office in Casper, Wyoming occupies 5,554 square feet under a lease that expires in July 2012. Our oil and gas operations office in Long Beach, California occupies 6,903 square feet of space under a lease that was entered into in October 2007, which expires in April 2015. In May 2007, we entered into an office lease in Roswell, New Mexico, which expires in May 2010. We believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

Website and Code of Business Conduct and Ethics

        Our website address is http://www.warrenresources.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1114 Avenue of the Americas, 34th floor, New York, NY 10036.

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

        Desorption.    The detachment of adsorbed gas molecules from the coal surface. See "Adsorption".

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

        Net Revenue Interest.    An owner's interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

        Net wells.    The sum of all of Warren's full and partial well ownership interests (i.e., if we own 25% percent of 100% working interest in eight producing wells, the total net producing well count would be two net producing wells).

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

Item 1A:    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report or in any other of our filings with the Securities and Exchange Commission ("SEC") could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below and in documents we incorporate by reference. This annual report contains forward- looking statements that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or assumptions underlying our reserve estimates could cause the quantities and net present value of our reserves to be overstated or understated.

        This annual report contains estimates of our proved natural gas and oil reserves and the estimated future net revenues from these reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. These estimates are based upon various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, ownership and title, taxes and the availability of funds. The process of estimating natural gas and oil reserves is complex and is not an exact science. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Further, the potential for future reserve revisions, either upward or downward, is significantly greater than normal because most of our reserves are undeveloped.

        Actual natural gas and oil prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas and oil reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this annual report. A reduction in natural gas and oil prices, for example, would reduce the value of proved reserves and reduce the amount of natural gas and oil that could be economically produced, thereby reducing the quantity of reserves. We may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

        As of December 31, 2007, approximately 75% of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have or be able to obtain the capital we need to develop these proved reserves.

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

        A major risk inherent in our drilling plans is the need to obtain drilling permits from applicable federal, state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. Any or all of these contingencies could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing our property interests as planned. Conditions, delays or restrictions imposed on the drilling or the management of groundwater produced during drilling could severely limit our operations there or make them uneconomic. Any unfavorable developments in the Washakie Basin could impede our growth, as we intend to undertake significant activity in order to increase our production and reserves in this area.

        While Warren's cellar construction and drilling activities were at their peak during the fourth quarter of 2007, some residents adjacent to the WTU backed by a community activist group complained of noise, dust and traffic from the WTU. As a result, the Chief Zoning Administrator for the City of Los Angeles intends to review the terms and conditions of construction and operations set forth in the Zoning Administrator's 2006 Zoning Order, which allows the construction and operation of the drilling cellars at the WTU central facility. This review by the Zoning Administrator could entail a lengthy process of six months or more, limit our ability to further construct and develop facilities and conduct operations while the review is pending and, despite Warren's strong belief that it meets or exceeds the requirements of the existing Zoning Order, the review could result in additional environmental studies, restrictions or costs for the Company's activities in the WTU.

        See "Items 1 and 2: Business and Properties—Regulations and Environmental Matters" and "—Future Regulations".

We face significantly increasing water disposal costs in our CBM drilling operations.

        The Wyoming Department of Environmental Quality, or Wyoming DEQ, has restrictive regulations applicable to the surface disposal of water produced from our CBM drilling operations. We typically obtain Clean Water Act, Safe Drinking Water Act and analogous state and local permits to use surface discharge methods, such as settling ponds, to dispose of water when the groundwater produced from the coal seams will not exceed surface discharge permit limitations. Surface disposal options have volumetric limitations and require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Alternative methods to surface disposal of water are more expensive. These alternatives include installing and operating treatment facilities or drilling disposal wells to inject the produced water into the underground rock formations adjacent to the coal seams or lower sandstone horizons. Injection wells are regulated by the Wyoming DEQ and the Wyoming Oil & Gas Conservation Commission, and permits to drill these wells are obtained from these agencies. Based on our experience with CBM production in the Powder River Basin, we believe that permits for surface discharge of produced water in that basin, as well as the Washakie Basin, will become more difficult to obtain. In Wyoming, our produced water is currently re-injected into water disposal wells. We expect the costs to dispose of produced water to increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

We face significantly increasing natural gas disposal regulations and costs in our Wilmington oil drilling operations that could limit our oil production.

        The State of California and the EPA have restrictive regulations applying to the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow with the oil production, particularly at the WTU. Because the gas volume was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). On October 28, 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew during the fourth quarter, the excess gas produced but not consumed by our microturbines would have exceeded our gas flare limitation. As a result, wells producing approximately 300 barrels of oil per day were taken off production during December 2007. Consequently, estimated production levels in the WTU will not exceed approximately 3,000 gross BOPD during at least the first quarter of 2008.

        Based upon input from a community activist group, the SCAQMD is requesting that Warren install additional microturbines and limit use of the gas flare to a smaller amount of excess gas that cannot be handled by the microturbines. In March 2008, the Company will present its plan to the SCAQMD which will include seeking approvals from regulatory authorities to dispose of our produced gas by injection or sell it directly into a nearby public utility pipeline or to a third party user. As another part of our plan, in October 2007, Warren applied to the SCAQMD for a permit to construct a new high efficiency gas flare. Although we anticipate delivery of the new flare in April 2008, if the SCAQMD does not issue the necessary permits, the implementation of the new flare could be delayed to mid-2008 or later. Delays by regulatory agencies in approving our permits to dispose of the natural gas could limit our oil production levels until the permits are issued.

        See "Items 1 and 2: Business and Properties—Future Regulations—Wilmington Field".

Operational impediments may hinder our access to natural gas and oil markets or delay our production.

        The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened in our CBM operations where this infrastructure is less developed than in our traditional oil and gas operations. For example, there is limited pipeline capacity in the southern portion of the Washakie Basin. Also, as production volumes grow in the Atlantic Rim, additional pipeline capacity and gas compression will be required. If needed, this additional infrastructure will cost approximately $20 million, our portion of which would be approximately $10 million.

        We deliver natural gas and oil through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market natural gas and oil is affected and may be harmed by:

  •
  the lack of pipeline transmission facilities or carrying capacity;

  •
  federal and state regulation of natural gas and oil production; and

  •
  federal and state transportation, tax and energy policies.

        In 2003, we entered into an agreement with Anadarko to jointly construct compression facilities and a pipeline in the Washakie Basin. Any significant change in our arrangement with Anadarko or other market factors affecting our overall infrastructure facilities could adversely impact our ability to deliver the natural gas we produce to market in an efficient manner, or obtain adequate prices for our gas. In some cases, we may be required to shut-in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements could be made to deliver our production to market.

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

  •
  economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and prices of drilling rigs and crews; and

  •
  the availability of leases, license options, farmouts, other rights to explore and permits on reasonable terms for the prospects.

        Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame or at all. In addition, our drilling schedule may vary from our expectations because of future uncertainties.

We have substantial capital requirements that, if not met, may hinder our growth and operations.

        Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties and to acquire additional properties. We have projected these capital expenditures to be approximately $140 million in 2008. In the future, we intend to finance these capital expenditures through the proceeds of public offerings, debt placements and from cash flow from operations, or a combination of these methods. Future cash flows and the availability of financing will be subject to a number of variables, such as:

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

        At December 31, 2007, we had an accumulated deficit of $77.3 million and total stockholders' equity of $349.5 million. We have recognized a significant amount of annual net losses in the past. See "Selected Consolidated Financial Data". We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

Our credit facility contains operating restrictions and financial covenants, and we may have difficulty obtaining additional credit.

        We will depend on our revolving credit facility for a portion of our future capital needs. Our current revolving credit facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the revolving credit facility could result in a default under the facility, which could cause all of our existing indebtedness to be immediately due and payable.

        Our current revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 2/3rds of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders.

        Our credit facility is secured by a pledge of substantially all of our producing natural gas and oil properties and assets, is guaranteed by our subsidiaries and contains covenants that limit additional borrowings, dividends to nonpreferred shareholders, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common or preferred stock, speculative commodity transactions and other matters. We may not be able to refinance our debt or obtain additional financing, particularly in view of our credit facility's restrictions on our ability to incur additional debt and the fact that substantially all of our assets are currently pledged to secure obligations under the credit facility. The restrictions of our credit facility and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

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

  •
  a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements or covenants and could require us to modify our operations, including curtailing portions of our drilling program, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing; and

  •
  we may become more vulnerable to downturns in our business or the economy generally.

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

        In addition to our credit facility, we may incur additional debt in order to make future acquisitions or develop our properties. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt or pay our debt at maturity. In addition, if we are unable to repay our debt at maturity with existing cash on hand, we could attempt to refinance the debt or repay the debt with the proceeds of a debt or equity offering. We may be unable to sell public debt or equity securities or do so on acceptable terms to pay or refinance the debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, and our market value and operations performance at the time of the offering or other financing. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Properties that we buy may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

        One of our growth strategies is to pursue selective acquisitions of natural gas and oil reserves. We perform a review of the target properties that we believe is consistent with industry practices. However, these reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we often assume environmental and other risks and liabilities in connection with the acquired properties.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

        Oil and natural gas operations in the Rocky Mountains can be adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. Our operations in Wyoming are conducted in areas subject to extreme weather conditions and often in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions and lease stipulations in some of the areas where we operate. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, and could have a material adverse effect on our business, financial condition and results of operations.

As co-venturer in joint ventures, we are liable for various obligations of those joint ventures.

        As a co-venturer, we are contingently liable for the obligations of the joint venture, as applicable, including responsibility for their day-to-day operations and liabilities which cannot be repaid from joint venture assets, insurance proceeds or indemnification by others. In the future, we might be exposed to litigation in connection with or joint venture activities or find it necessary to advance funds on behalf of joint ventures to protect the value of the natural gas and oil properties by drilling wells to produce undeveloped reserves or to pay lease operating expenses in excess of production. These activities may have a material adverse effect on our business, financial condition and results of operations.

Our role as co-venturer in joint ventures may result in conflicts of interest, which may not be resolved in our best interests or the best interests of our stockholders.

        Our role as co-venturer in joint ventures may result in conflicts of interest between the interests of those entities and our stockholders. Any resolution of these conflicts may not always be in our best interests.

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

  •
  natural disasters.

        Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations. See "Business and Properties—Operating Hazards And Insurance".

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

        A substantial amount of our business activities are conducted through joint operating agreements under which we own partial interests in natural gas and oil properties. We do not operate all of the properties in which we have an interest and in many cases we do not have the ability to remove the operator in the event of poor performance. As a result, we have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator's breach of the applicable agreements, could reduce our revenues and production. Therefore, the success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our and the operator's control, including:

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

        We obtain interests in natural gas and oil properties with varying degrees of warranty of title such as general, special, quitclaim or without any warranty. We acquired our interest in the Wilmington Townlot Unit in 1999 and 2005 with no title opinion as to the interests acquired, which may ultimately prove to be less than the interests we believe we own. The prior owner had acquired its interests from a third party that, in turn, had acquired its interest from Exxon Corporation with no warranty of title. Exxon had owned the Wilmington Townlot Unit for over 25 years before its sale in 1997. Similarly, when we acquired our interest in the North Wilmington Unit in December 2005, we had no title opinion prepared as to the interests acquired. The prior owner had owned the North Wilmington Unit for over 15 years, acquired the North Wilmington Unit from Sun Oil Corporation with warranty of title, which had owned unit for over 20 years before its sale in 1990. Losses of title to the Wilmington Townlot Unit and North Wilmington Units may result from title defects or from ownership of a lesser interest than we believe we acquired. In other instances, title opinions may not be obtained if in our discretion it would be uneconomical or impractical to do so. This increases the possible risk of loss and could result in total loss of some or all of properties purchased. Furthermore, in certain instances we may determine to purchase properties even though certain technical title defects exist if we believe it to be an acceptable risk under the circumstances.

Our commodity price risk management and trading activities may prevent us from benefiting fully from price increases and may expose us to other risks.

        To the extent that we engage in price risk management activities to endeavor to protect ourselves from commodity price declines, the Company could incur losses on such derivative instruments or be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk.

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

  •
  the ability of members of the Organization of Petroleum Exporting Countries to agree on and maintain oil price and production controls;

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

        Lower natural gas and oil prices may not only decrease our revenues, but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may have a material adverse effect on our business, financial condition and results of operations.

Drilling for and producing natural gas and oil are high risk activities with many uncertainties that could have a material adverse effect on our business, financial condition or results of operations.

        Our future success depends largely on the success of our exploration, exploitation, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or subject to varying interpretations. See "—Risks Related to Our Business—Our reserve estimates depend on many assumptions that may turn out to be inconclusive, subject to varying interpretations or inaccurate" for a discussion of the uncertainty involved in these processes. Our costs of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or prevent drilling operations, including:

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

  •
  shortages of or delays in the availability or delivery of drilling rigs and the delivery of equipment; and

  •
  reductions in natural gas and oil prices.

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

        Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. Furthermore, if oil and natural gas prices increase, our costs for additional reserves could also increase. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

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

We are subject to the full cost ceiling limitation which may result in a write-down of our estimated net reserves.

        Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test write-down of our estimated net reserves to the extent of such excess. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, we may not be subject to a write-down if prices increase subsequent to the end of a quarter in which a write-down might otherwise be required. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and crude oil prices are depressed or volatile. In addition, write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for our natural gas production. As expense recorded in one period may not be reversed in a subsequent period event though higher natural gas and crude oil prices may have increased the ceiling applicable in the subsequent period.

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

  •
  integrating new technologies; and

  •
  acquiring the equipment, personnel and expertise necessary to develop and operate our properties.

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

        Exploration for and the production and sale of oil and gas in the United States is subject to extensive federal, state and local laws and regulations, including complex tax and environmental laws and regulations, and requires various permits and approvals from a variety of federal, state and local agencies. If these permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any permits, may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Compliance costs are significant. The exploration and production of oil and gas involves many risks of equipment and human operational problems that could lead to leaks or spills of petroleum products. These laws and regulations, particularly in the Rocky Mountain and California regions, are extensive and involve severe penalties and could change in ways that substantially increase our costs and associated liabilities. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

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

        See "Item 1 and 2: —Business and Properties—Regulations and Environmental Matters" and "Item 3: —Legal Proceedings" for a more detailed discussion of laws affecting our operations.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

        If domestic drilling activity continues to increase, particularly in the fields in which we operate, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, including the present, these costs have sharply increased and could do so again. For example, throughout 2007 and 2006, as energy prices increased significantly, we experienced higher costs for drilling rigs, equipment and personnel. The demand for and wage rates of qualified drilling rig crews generally rises in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

        As of December 31, 2007, we had 58,191,901 shares of common stock outstanding, 183,071 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 5,579,101 shares of common stock were issuable upon exercise of outstanding options and warrants and 58,330 shares of restricted stock were issued. Our directors and executive officers, hold approximately 4% of the outstanding shares of our common stock.

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

  •
  the success of our operating strategy;

  •
  war and acts of terrorism;

  •
  demand for our common stock;

  •
  revenue and operating results failing to meet the expectations of securities analysts or investors in any particular quarter or period;

  •
  changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

  •
  investor perception of our industry or our prospects;

  •
  general economic trends;

  •
  limited trading volume of our stock;

  •
  changes in and compliance with environmental and other governmental rules and regulations;

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

        As of March 3, 2008, our executive officers and directors beneficially owned approximately 4% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

        We are also subject to provisions of the Maryland General Corporation Law that prohibit business combinations with persons owning 10% or more of the voting shares of a corporation's outstanding stock, unless the combination is approved by the board of directors prior to the person owning 10% or more of the stock, for a period of five years, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, or may otherwise discourage a potential acquirer from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock. See "Description of Capital Stock".

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

Failure of the Company's internal control over financial reporting could harm its business and financial results.

        The management of Warren is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected. Failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report its financial results accurately and timely or to detect and prevent fraud.

Item 1B:    Unresolved Staff Comments.

        The Company has no outstanding or unresolved SEC staff comments.

Item 3:    Legal Proceedings

        State of California v. Warren E&P, Inc., et al.    On January 30, 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company, and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles. The complaint alleges eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals.

        Warren believes the actions by the city attorney are unwarranted. Contrary to the claims made in the complaint, Warren follows an existing regulatory-approved contingency plan, which is maintained on site at the WTU and NWU. With respect to the alleged event on March 7, 2007 at the NWU, substantially all of the oil was captured within a surrounding concrete retainer wall and pumped to a nearby NWU oil storage tank and sold in the ordinary course of business. None of the alleged events occurred at the WTU central facility.

        Our Company policy is to follow the law of the jurisdiction in which we operate and to comply with environmental protection principles. In connection with these alleged events, we believe we have followed and complied with applicable laws and regulations. We believe that we are given an opportunity to present the facts regarding these alleged events, the outcome will be favorable to our Company, our employees and our independent contractors. Conversely, we do not believe an unfavorable outcome will have a material adverse effect on our business, financial condition or results of operation.

        Except for the foregoing, we are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Item 4:    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the Nasdaq Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2007
First Quarter	$13.47	$9.56
Second Quarter	14.24	11.59
Third Quarter	14.27	10.32
Fourth Quarter	15.39	12.45
Year Ended December 31, 2006
First Quarter	$18.68	$13.49
Second Quarter	15.94	11.07
Third Quarter	15.00	11.73
Fourth Quarter	15.18	11.04

        On March 3, 2008, the closing sales price for our common stock as reported by NASDAQ was $13.71 per share.

Holders

        As of March 3, 2008 there were approximately 3,000 holders of our common stock.

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

Stockholder Return Performance Presentation

        The following performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for the last two years, which is a composite index consisting of 77 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies. The graph also shows the performance of the Company's stock for the same two-year period to our peer group of companies consisting of Quicksilver Resources, Inc., Bill Barrett Corp., St. Mary Land & Exploration, Berry Petroleum, Petroleum Development Corporation and Brigham Exploration, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 2004, and that all dividends were reinvested.

Fiscal Year Ended December 31

	2004	2005	2006	2007
Warren Resources, Inc.	100	174	129	155
S&P 500 Index	100	103	117	121
Dow Jones US Oil & Gas Index	100	141	171	212
Peer Group	100	109	104	160

        Total Return Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2007:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock	Weighted-average exercise price of outstanding options, warrants and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	1,219,259	$10.80	121,241
2001 Stock Incentive Plan	2,500,000	424,455	8.78	1,248,172
2001 Key Employee Stock Incentive Plan	2,500,000	1,190,366	7.02	927,234
Total	6,975,000	2,834,080	$8.91	2,296,647

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2007.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period. The financial data for 2006 and prior has been restated to conform to the full cost method of accounting

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$59,308	$31,264	$13,959	$6,454	$5,717
Costs and operating expenses:
Production and exploration	22,923	13,035	7,119	3,792	3,720
Depreciation, depletion and amortization	11,393	6,257	2,807	1,602	1,435
General and administrative	13,772	9,902	7,477	8,115	4,496
Retirement of debt expense	—	—	1,862	—	—

Total costs and operating expenses	48,088	29,194	19,265	13,509	9,651
Income (loss) from operations	11,220	2,070	(5,306)	(7,055)	(3,934)
Other income:
Interest and other income	2,385	4,765	3,302	2,089	1,340
Interest expense	(2,170)	(399)	(1,686)	(494)	(1,528)
Net gain (loss) on investment	(46)	92	961	(44)	22

Total other income	169	4,458	2,577	1,551	(166)
Income (loss) before income taxes, minority interest and change in accounting principle	11,389	6,528	(2,729)	(5,504)	(4,100)
Income tax expense (benefit)	(16)	93	391	(59)	129

Income (loss) before minority interest and cumulative change in accounting principle	11,405	6,435	(3,120)	(5,445)	(4,229)
Minority interest	—	—	(279)	(209)	(112)

Net income (loss) before change in accounting principle	11,405	6,435	(3,399)	(5,654)	(4,341)
Cumulative effect of change in accounting principle	—	—	—	—	(88)

Net income (loss)	11,405	6,435	(3,399)	(5,654)	(4,429)
Preferred dividends and accretion	267	357	3,774	6,591	4,562

Net income (loss) applicable to common stockholders	11,138	$6,078	$(7,173)	$(12,245)	$(8,991)

Earnings (loss) per share—Basic	$0.20	$0.11	$(0.18)	$(0.62)	$(0.53)
Earnings (loss) per share—Diluted	$0.20	$0.11	$(0.18)	$(0.62)	$(0.53)
Weighted average shares outstanding—Basic	55,892,536	52,966,115	39,177,816	19,739,048	16,827,857
Weighted average shares outstanding—Diluted	56,978,948	54,511,578	39,177,816	19,739,048	16,827,857
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$27,819	$12,527	$950	$8,029	$5,951
Investing activities	(104,561)	(89,888)	(65,952)	(41,568)	(14,198)
Financing activities	46,535	5,751	79,714	108,931	9,591

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	12,815	$43,022	$114,632	$99,921	$24,529
Total assets	440,506	318,803	308,461	237,682	132,671
Total long-term debt (including current maturities)	56,633	9,520	8,906	50,038	49,916
Stockholders' equity	349,529	284,976	265,737	148,340	38,011

Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis that follows should be read together with the "Selected Consolidated Financial Data" and the accompanying financial statements and notes related thereto that are included elsewhere in this annual report. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, including in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements", all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

        We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 230,738 gross (129,555 net) acres, 90% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

        From our inception in 1990 through 2003, we functioned principally as the sponsor of privately placed drilling programs and joint ventures. Under these programs, we contributed drilling locations, paid tangible drilling costs and provided turnkey drilling services, natural gas marketing services and well services to the drilling programs and retained an interest in the wells. Historically, a substantial portion of our revenue was attributable to these turnkey drilling services. After our initial public offering in 2004, the Company has transitioned from being the sponsor of privately placed drilling programs to become a more traditional exploration and development company. During the second quarter of 2007, the Company changed its accounting method for oil and gas properties from the successful efforts method to the full cost method. As a result of this accounting change, turnkey profit, well services profit and marketing profit are not recognized on the statement of operations but are recorded as reductions to the full cost pool. All historical information included in this Form 10-K has been retroactively restated to give effect to the change in accounting method.

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $30.2 million during 2007. This resulted from cash used in investing activities of $104.6 million. This was partially offset by cash provided by operating activities of $27.8 million and cash provided by financing activities of $46.5 million.

        Cash used in investing activities primarily results from expenditures on oil and gas properties and equipment. Cash provided by operating activities primarily relates to oil and gas operations. Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below.

        During June 2007, Warren acquired the interests in five drilling partnerships formed from 2000 to 2003 in which we served as managing general partner and turnkey contract driller. The independently evaluated December 31, 2006 PV-10 attributable to the aggregate proved oil and gas reserves of the five drilling partnerships was $33.2 million (approximately 9.9 Bcfe of proved developed producing reserves) as of December 31, 2006. Additionally, the estimated fair market value for related water injection wells was $4.4 million. The purchase price was paid in the form of restricted shares of Warren's common stock calculated at a discount of 20% from the average publicly traded share price from April 1, 2007 to May 31, 2007. The Company issued 3.4 million restricted shares to these drilling partnerships.

        Also, as part of contractual commitments, Warren was obligated to accept requests for repurchase from the partners in two drilling partnerships formed in 1999. The aggregate purchase price for the interests tendered was $1.7 million plus 0.4 million restricted shares. Through these purchases the Company acquired $3.9 million of PV-10 as of December 31, 2006 (approximately 1.2 Bcfe of proved developed producing reserves) and water injection wells having an estimated fair market value of $0.9 million.

        On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital on behalf of a syndicate of five participating banks (the "Credit Facility"). The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears. The current borrowing base is $110 million and the overadvance is $15 million, representing an immediate availability of $125 million. The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0. As of December 31, 2007, the Company has borrowed $46.2 million under the Credit Facility and was in compliance with all covenants.

        Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.3 million was accrued for as of December 31, 2007.

        During 2007, the Company had net income of $11.1 million as compared to net income of $6.1 million for 2006 and a net loss of $7.2 million for 2005. At December 31, 2007, current liabilities exceeded current assets by approximately $12.1 million.

        We believe cash on hand together with cash flows from operations and our Credit Line will be sufficient to fund 2008 capital expenditures and other operating needs for the next twelve months.

2008 Capital Expenditure Program

        Our capital expenditure budget for 2008 is $140 million, which includes participation in the drilling of 294 gross (130 net) wells. At the present time, we are concentrating our drilling activities in California and Wyoming. We have two California projects in the Wilmington field, the Wilmington Townlot Unit and the North Wilmington Unit. Additionally, we have an exploratory project in Wyoming referred to as the Atlantic Rim Project. We are planning to drill 49 gross (48.5 net) producing and injecting wells in California with capital expenditures estimated at $75 million. We plan to drill 36 gross (35.5 net) wells in the WTU with estimated capital expenditures of $58 million. We plan to recomplete or drill 13 gross (13 net) wells in the NWU with estimated capital expenditures of $17 million. Also, we plan to drill 245 gross (82 net) producing and injecting wells in the Atlantic Rim Project in Wyoming with estimated capital expenditures of $65 million. The final determination regarding whether to drill the budgeted wells referred to above is dependent upon many factors including:

  •
  the availability of sufficient capital resources;

  •
  the ability to acquire proper governmental permits and approvals; and

  •
  economic and industry conditions at the time of drilling such as prevailing and anticipated energy prices and the availability of drilling equipment.

        Our estimated total proved reserves as of December 31, 2007 are approximately 356 Bcfe with a PV-10 value of $1.05 billion using December 31, 2007 oil and gas pricing. Approximately 75% of our estimated net proved reserves are undeveloped.

        Compared with the development of our CBM properties, we anticipate that development of our oil properties in California could have a more immediate impact on our cash flows. We also anticipate that we will be able to conduct drilling operations in California on a year-round basis without weather, environmental or other drilling delays as may occur in the Rocky Mountain areas where our CBM properties are located.

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

Stock based Equity Compensation Plan Information

        At December 31, 2007, we had approximately 1.9 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.9 million outstanding vested options, 20,000 had exercise prices above the closing market price $14.13 of our common stock on December 31, 2007. If options with exercise prices below the closing market price on December 31, 2007 are exercised by the holders, we will receive the exercise price in cash. The following table provides information with respect to shares of our common stock that may be issued under vested stock options whose exercise price was less than our closing stock price on December 31, 2007.

Exercise Price of Outstanding Vested Options	Number of Securities to be Issued Upon Exercise of Vested Outstanding Options	Proceeds to be Received Upon Exercise of Vested Outstanding Options
$4.00	496,450	$1,985,800
$7.00	564,300	3,950,100
$9.05	679,000	6,144,950
$11.00	10,000	110,000
$12.53	16,665	208,812
$13.85	124,750	1,727,788

	1,891,165	$14,127,450

        For additional detail about our stock based equity compensation plans, see "Executive Compensation—Employee Benefit Plans" under Item 11 and as incorporated by reference from our Proxy Statement on Form 14A.

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

Oil and Gas Producing Activities

        Effective April 1, 2007, the Company adopted the full cost method of accounting for its oil and gas properties. Previously, the Company followed the successful efforts method of accounting for its oil and gas activities. Warren believes that the full cost method is preferable for a company that is actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of Warren's peers and management believes the change will improve the comparability of Warren's financial statements with its peer group. Warren's financial results have been retroactively restated to reflect the full cost method of accounting.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. Warren did not have any adjustment to earnings due to the ceiling limitation for the periods presented herein.

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

        As a result of the change in accounting principle, our accumulated deficit as of January 1, 2006 increased from $82,861,220 as originally reported using the successful efforts method to $95,164,632 using the full cost method. There was no change in cash flows from operations during these periods presented below.

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

New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in the Company's consolidated financial statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for us January 1, 2008. The adoption of SFAS No. 159 will not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect if any that SFAS No. 141R will have on the financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS No. 160 will have on the financial statements.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Oil and gas sales.    Revenue from oil and gas sales increased $28.0 million in 2007 to $59.3 million, a 90% increase compared to 2006. This increase resulted from significantly increasing our drilling activity in the WTU. Net oil production for 2007 and 2006 was 825 thousand barrels of oil (Mbbls) and 456 Mbbls, respectively. Net gas production for 2007 and 2006 was 1.3 billion cubic feet of natural gas (Bcf) and 1.1 Bcf, respectively. The average realized price per barrel of oil for 2007 and 2006 was $64.60 and $55.36, respectively. Additionally, the average realized price per Mcf of gas for 2007 and 2006 was $4.81 and $5.73, respectively.

        Production & exploration.    Production and exploration expense increased $9.9 million in 2007 to $22.9 million, a 76% increase compared to 2006. Primarily, this increase resulted from an increase in oil production. Production increased to 6.2 Bcfe for 2007 compared to 3.8 Bcfe for 2006, an increase of 64%. Production and exploration expense was $18.84 per barrel of oil in 2007 compared to $19.68 per barrel of oil in 2005. Production and exploration expense was $5.91 per mcf of gas in 2007 compared to $4.76 per mcf of gas in 2006. Production and exploration expense per barrel of oil decreased due to higher levels of oil production. Production and exploration expense per mcf of gas increased due to workovers associated with dewatering CBM wells.

        Interest and other income.    Interest and other income decreased $2.4 million in 2007 to $2.4 million, a 50% decrease compared to 2006. This represents a decrease in interest earned due to lower cash and cash equivalents during the period as compared to last year.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $5.1 million in 2007 to $11.4 million, an 81% increase compared to last year. This increase results from increased production and increased capitalized costs during 2007 compared to 2006. Production increased 64% during this period.

        General and administrative expenses.    General and administrative expenses increased $3.9 million in 2007 to $13.8 million, a 39% increase compared to last year. This reflects an increase in personnel as a result of increased drilling operations. Also, this reflects an increase in stock option expense of $1.0 million.

        Interest expense.    Interest expense increased $1.8 million in 2007 to $2.2 million compared to last year. The increase results from interest expense relating to the drawdown of $46.2 million under our Credit Facility, as previously discussed.

        Income Taxes.    We follow the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which provides for recognition of a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible drilling costs, unrealized gains on investments and our investment basis in oil and gas partnerships.

        As of December 31, 2007, we had a net operating loss carryforward of approximately $109 million. As of December 31, 2007, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards expire in 2012 and subsequent years.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Oil and gas sales.    Revenue from oil and gas sales increased $17.3 million to $31.3 million during 2006, a 124% increase compared to 2005. This increase in production resulted from significantly increasing our drilling activity in the WTU in southern California. Additionally, this increase results from acquiring the NWU which is adjacent to the WTU. Prior to July 2005, all wells were syndicated to our drilling partnerships which resulted in lower working interest percentages allocated us. Net oil production for 2006 and 2005 was 456 Mbbls and 148 Mbbls, respectively. Net gas production for 2006 and 2005 was 1.1 Bcf for both periods. The average realized price per barrel of oil for 2006 and 2005 was $55.36 and $45.75, respectively. Additionally, the average realized price per Mcf of gas for 2006 and 2005 was $5.73 and $6.71, respectively.

        Production & exploration.    Production and exploration expense increased $5.9 million during 2006 to $13.0 million, an 83% increase compared to 2005. This increase resulted from a 83% increase in production. Production and exploration expense was $19.68 per barrel of oil in 2006 compared to $25.56 per barrel of oil in 2005. Production and exploration expense was $4.76 per mcf of gas in 2006 compared to $3.13 per mcf of gas in 2005. Production and exploration expense per barrel of oil decreased during 2006 because of higher production levels and a reduction in repair and maintenance costs during 2006. Production and exploration expense per mcf of gas increased during 2006 because of operating expenses relating to CBM wells that were drilled or acquired during the year.

        Net gain on investments.    Net gain on investments was $0.1 million for 2006. Net gain on investments was $1.0 million for 2005. Primarily, investments represent zero coupon U.S. treasury bonds. Fluctuations in net gain or loss on investments resulted from a decrease in invested assets during 2006.

        Interest and other income.    Interest and other income increased $1.5 million in 2006 to $4.8 million, a 46% increase compared to 2005. This represents an increase in interest earned on idle cash balances.

        Depreciation, Depletion, Amortization and Impairment.    Depreciation, depletion, amortization and impairment expense increased $3.4 million for 2006 to $6.3 million, a 125% increase compared to last year. This increase results from increased production and increased capitalized costs during 2006 compared to 2005. Production increased 93% during this period.

        General and administrative expenses.    General and administrative expenses increased $2.4 million during 2006 to $9.9 million, a 32% increase compared to last year. This reflects a decrease in the allocation of certain general and administrative expenses to turnkey operations during 2006. Additionally, this results from an increase in personnel as a result of increased oil and gas operations. Lastly, compensation expense relating to the issuance and vesting of stock options were $0.6 million in 2006 compared to $-0- in 2005.

        Interest expense.    Interest expense decreased $1.4 million during 2006 to $0.4 million, a 78% decrease compared to last year. The Company reduced long-term debt by approximately $44 million during 2005. As a result, interest expense decreased significantly.

        Income Taxes.    We follow the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which provides for recognition of a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible drilling costs, unrealized gains on investments and our investment basis in oil and gas partnerships.

        As of December 31, 2006, we had a net operating loss carryforward of approximately $99 million. As of December 31, 2006, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards expire in 2012 and subsequent years.

  Debentures

        As of December 31, 2007, we had $2.5 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2007 was $1,316,254.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2008. The conversion prices listed below will increase in the future.

Debentures	Outstanding at December 31, 2007	Conversion Price as of December 31, 2007	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2008
12% Secured Fund Debentures due December 31, 2020	$1,375,000	$35.00	$762,823	$165,000
12% Secured Fund Debentures due December 31, 2022	1,106,000	35.00	553,431	132,720

	$2,481,000		$1,316,254	$297,720

  Preferred Stock

        As of December 31, 2007, we had 224,370 shares of convertible preferred stock issued and outstanding. During 2007, 1,734 shares of our convertible preferred stock converted into common shares on a 1 to 0.5 basis. Dividends and accretion on preferred shares totaled $0.3 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

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

        Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2007, there were 224,370 preferred shares outstanding that the Company may be required to redeem commencing in 2010.

        Upon receipt of a redemption election, we, at our option, shall either:

  •
  pay the holder cash in an amount equal to $12.00 per convertible preferred share, subject to adjustment for stock splits, stock dividends or stock exchanges, plus accrued and unpaid dividends, to the extent that we have funds legally available for redemption, or

  •
  issue to the holder shares of common stock in an amount equal to 125% of the cash redemption price and any accrued and unpaid dividends, based on the average of the closing sale prices of our common stock for the 30 trading days immediately preceding the date of the receipt of the written redemption election by the holder, as reported by the Nasdaq Stock Market, or by any exchange or electronic OTC listing service on which the shares of common stock are then traded. In the event that we elect to pay the Redemption Price in kind with our common stock, for the 224,370 shares of preferred stock representing $2.7 million of Redemption Price value, notwithstanding the market price of our common stock, we shall not issue to the redeeming preferred stockholders less than their proportionate share of 224,370 shares of our shares of common stock, nor be obligated to issue more than 336,555 shares of our common stock in full satisfaction of the redemption, subject to adjustment for stock splits, stock dividends and stock exchanges.

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

Contractual Obligations

        The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at December 31, 2007. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of December 31, 2007	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Line of credit	$46,152,498	—	—	$46,152,498	—
Bonds	2,481,000	248,100	424,251	343,643	1,465,006
Drilling commitments	2,754,210	2,754,210	—	—	—
Leases	3,791,857	686,691	1,288,924	1,241,618	574,624

Total	$55,179,565	$3,689,001	$1,713,175	$47,737,759	$2,039,630

        The Company has a contract with Ensign United States Drilling California, Inc. for drilling wells in California that expires April 30, 2008. The contract provides for an operating rate of $12,010 per day. In the event of early termination, the Company will incur early termination fees and expenses, demobilization costs in the amount of $23,000 and the actual costs incurred by the contractor for removing and returning the rigs to the contractor's yard for a total amount of approximately $1.5 million.

        The Company has also entered into a contract with Voorhees Thomas, LLC for drilling wells in California. The contract provides for mobilization and assembly costs of approximately $400,000 and an operating rate of $22,150 per day for two years. The Company expects delivery of the rig during the second quarter of 2008. In the event of early termination, the Company will incur the mobilization costs of $400,000, demobilization fees of $400,000, and lesser of actual expenses to terminate the contract or the operating rate for five days, for a total amount of approximately $910,750.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

  Commodity Risk

        In 2007 we entered into a financial derivative put contract to hedge our exposure to commodity price risk associated with anticipated future crude oil production. Currently, we have used floor price put agreements to hedge approximately 700 barrels per day of crude oil. We believe we will have more predictability of our crude oil revenues as a result of these financial derivative contracts.

        The following table summarizes our open financial derivative positions as of December 31, 2007 related to natural gas and crude oil production.

Product	Type	Remaining Contract Period	Volume	Price per Mcf or Bbl	Fair Value
Oil	Put	March 2008-Dec 2008	700 Bbld	$70.00
Total					$138,616

        The Company has not elected to designate the aforementioned derivative as a hedge. The change in fair value resulted in $300,767 of net losses recorded to oil and gas revenue for 2007. Our remaining anticipated production for 2008 and beyond is subject to commodity price fluctuations.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2007, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management's Report on Internal Control over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 as stated in their report included herein.

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

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on May 21, 2008 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2007) which is incorporated herein by reference.

        The Company's Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Code of Ethics) can be found on the Company's internet website located at www.warrenresources.com. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company intends to disclose the information on its internet website. This information will remain on the website for at least 12 months.

Item 11:    Executive Compensation

        Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

Item 12:    Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be contained in the Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and "Corporate Governance" and is hereby incorporated by reference herein.

Item 14:    Principal Accountant Fees and Services

        Information required by this item will be contained in the Proxy Statement under the caption "Auditors' Fees," and is hereby incorporated by reference herein.

PART IV

Item 15:    Exhibits, Financial Statement Schedules

        (a)(1)  Financial Statements

        (a)(2)  All other schedules have been omitted because the required information is inapplicable or is shown in the Notes to the Consolidated Financial Statements.

        (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson
3.1(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)
3.2(8)	Bylaws of the Registrant, dated June 2, 2004
3.3(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.4(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)
3.5(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.6(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)
4.1(11)	Specimen Stock Certificate for Common Stock (Maryland)
4.2(6)	Form of Class A Common Stock Warrant
4.3(6)	Form of Class B Common Stock Warrant
4.4(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5(4)
Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004
4.6(8)
Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004
10.1(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary
10.2(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary
10.3(1)*	2001 Stock Incentive Plan
10.4(1)*	2001 Key Employee Stock Incentive Plan
10.5(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton
10.6(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin
10.7(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton
10.8(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton
10.9(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin
10.10(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin
10.11(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies
10.12(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming
10.13(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers
10.14(1)*	Form of Indemnification Agreement
10.15(1)	Form of Partnership Production Marketing Agreement
10.16(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.
10.17(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.
10.18(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.
10.19(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20(9)
Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.
10.21(12)
Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC
10.22(14)	Form of Asset Purchase Agreement
10.23(15)	First Amendment to Credit Agreement dated as of August 9, 2007 among Warren Resources, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.24(16)
Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto
11†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)
14(5)	Code of Ethics for Senior Financial Officers
21.1(10)	Subsidiaries of the Registrant [confirm up-to-date]
23.1†	Consent of Williamson Petroleum Consultants, Inc.
23.2†	Consent of Grant Thornton LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of CEO and CFO pursuant to Section 1350

*
Denotes a management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(2)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 11, 2004.

(5)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-33275, filed on March 15, 2004.

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-33275, filed May12, 2004.

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 13, 2003.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 30, 2004.

(10)
Incorporated by reference to the Company's Registration Statement on From S-1/A, Commission File No. 333-118535, filed December 2, 2004.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(12)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 12, 2005.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 17, 2005.

(14)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 22, 2007.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 21, 2007.

(16)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 20, 2007.

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

Dated: March 4, 2008

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ NORMAN F. SWANTON Norman F. Swanton	President, Chief Executive Officer, Director and Chairman	March 3, 2008
/s/ TIMOTHY A. LARKIN Timothy A. Larkin	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 3, 2008
/s/ ANTHONY COELHO Anthony Coelho	Director	March 3, 2008
/s/ LLOYD DAVIES Lloyd Davies	Director	March 3, 2008
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 3, 2008
/s/ THOMAS NOONAN Thomas Noonan	Director	March 3, 2008
/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director	March 3, 2008

/s/ CHET BORGIDA Chet Borgida	Director	March 3, 2008
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 3, 2008
/s/ ESPY PRICE Espy Price	Director	March 3, 2008
/s/ JAMES MCCONNELL James McConnell	Director	March 3, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited Warren Resources, Inc. and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 4, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 4, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A to the consolidated financial statements, effective April 1, 2007, the Company changed its method of accounting for oil and gas properties to the full cost method from the successful efforts method. Also discussed in Note A, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 4, 2008

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$12,815,406	$43,021,884
Accounts receivable—trade	8,256,199	7,835,911
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $104,669 in 2007 and $98,884 in 2006)	131,625	121,855
Other current assets	1,634,826	3,309,692

Total current assets	22,838,056	54,289,342
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties of $66,240,101 and $57,101,675 as of December 31, 2007 and 2006)	406,063,309	253,592,415
Property and equipment—at cost, net	2,422,702	1,751,146
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $942,021 in 2007 and $889,953 in 2006)	1,184,629	1,096,695
Goodwill	3,430,246	3,430,246
Other assets	4,566,649	4,643,155

Total other assets	417,667,535	264,513,657

	$440,505,591	$318,802,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$608,038	$506,628
Accounts payable and accrued expenses	34,343,819	24,306,695

Total current liabilities	34,951,857	24,813,323
Long-Term Liabilities
Debentures, less current portion	2,232,900	2,246,400
Other long-term liabilities, less current portion	7,639,485	6,766,868
Line of credit	46,152,498	—

	56,024,883	9,013,268
Commitments and contingencies
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding, 224,370 shares in 2007 and 272,000 shares in 2006 (aggregate liquidation preference $2,692,440 in 2007 and $3,264,000 in 2006)	2,688,236	3,252,897
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 58,191,901 shares in 2007 and 54,143,054 shares in 2006	5,819	5,414
Additional paid-in capital	424,722,529	371,035,151
Accumulated deficit	(77,324,451)	(88,729,921)
Accumulated other comprehensive income, net of applicable income taxes of $108,000 in 2007 and $92,000 in 2006	164,773	140,922

	350,256,906	285,704,463
Less common stock in Treasury—at cost; 632,250 shares in 2007 and 2006	728,055	728,055

Total Stockholders' Equity	349,528,851	284,976,408

	$440,505,591	$318,802,999

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Revenues
Oil and gas sales	$59,308,396	$31,264,379	$13,959,097
Interest and other income	2,385,220	4,765,303	3,302,034
Net gain (loss) on investments	(45,596)	92,191	960,995

	61,648,020	36,121,873	18,222,126
Expenses
Production and exploration	22,923,354	13,034,962	7,119,363
Depreciation, depletion and amortization	11,393,388	6,256,543	2,807,298
General and administrative	13,771,407	9,903,193	7,475,919
Interest	2,170,401	399,464	1,685,694
Retirement of debt	—	—	1,862,164

	50,258,550	29,594,162	20,950,438

Income (loss) before provision for income taxes and minority interest	11,389,470	6,527,711	(2,728,312)
Deferred income tax expense (benefit)	(16,000)	93,000	391,000

Net income (loss) before minority interest	11,405,470	6,434,711	(3,119,312)
Minority interest	—	—	(279,314)

Net income (loss)	11,405,470	6,434,711	(3,398,626)
Less dividends and accretion on preferred shares	267,197	356,867	3,774,395

Net income (loss) applicable to common stockholders	$11,138,273	$6,077,844	$(7,173,021)

Basic and diluted income (loss) per common share—Basic	$0.20	$0.11	$(0.18)
Basic and diluted income (loss) per common share—Diluted	$0.20	$0.11	$(0.18)
Weighted average common shares outstanding—Basic	55,892,536	52,966,115	39,177,816
Weighted average common shares outstanding—Diluted	56,978,948	54,511,578	39,177,816

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2006 and 2005

	Preferred stock		Common stock				Accumulated other comprehensive income
					Additional paid-in capital	Accumulated deficit		Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2005 (Restated)	6,560,809	$77,270,413	34,347,854	$3,435	$157,847,314	$(91,766,006)	$865,775	$(728,055)	$143,492,876
Issuance of common stock, net of offering costs	—	—	7,498,021	750	100,416,701	—	—	—	100,417,451
Shares issued from exercise of options	—	—	942,985	94	4,173,350	—	—	—	4,173,444
Shares issued from exercise of warrants	—	—	214,831	22	2,265,211	—	—	—	2,265,233
Conversion to common stock from debentures	—	—	3,859,251	386	23,267,583	—	—	—	23,267,969
Conversion to common stock from preferred stock	(5,908,473)	(69,738,041)	5,890,895	589	69,737,452	—	—	—	—
Retirement of common stock	—	—	(15,453)	(2)	(219,055)	—	—	—	(219,057)
Dividends declared on preferred stock	—	—	—	—	(3,677,145)	—	—	—	(3,677,145)
Accretion of preferred stock to redemption value	—	97,250	—	—	(97,250)	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(3,398,626)	—	—	(3,398,626)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(585,483)	—	(585,483)

Total comprehensive loss									(3,984,109)

Balance at December 31, 2005 (Restated)	652,336	7,629,622	52,738,384	5,274	353,714,161	(95,164,632)	280,292	(728,055)	265,736,662
Issuance of common stock, net of offering costs	—	—	479,006	48	6,807,697	—	—	—	6,807,745
Shares issued from exercise of options	—	—	483,699	48	4,195,933	—	—	—	4,195,981
Shares issued from the exercise of warrants	—	—	160,573	16	1,784,286	—	—	—	1,784,302
Conversion to common stock from debentures	—	—	16,347	1	99,996	—	—	—	99,997
Conversion to common stock from preferred stock	(380,336)	(4,389,024)	279,869	28	4,388,996	—	—	—	—
Retirement of common stock	—	—	(24,358)	(2)	(360,046)	—	—	—	(360,048)
Repurchase of common stock	—	—	9,534	1	137,003	—	—	—	137,004
Dividends declared on preferred stock	—	—	—	—	(344,568)	—	—	—	(344,568)
Stock based compensation	—	—	—	—	623,992	—	—	—	623,992
Accretion of preferred stock to redemption value	—	12,299	—	—	(12,299)	—	—	—	—
Net income	—	—	—	—	—	6,434,711	—	—	6,434,711
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(139,370)	—	(139,370)

Total comprehensive income									6,295,341

Balance at December 31, 2006 (Restated)	272,000	3,252,897	54,143,054	5,414	371,035,151	(88,729,921)	140,922	(728,055)	284,976,408
Issuance of common stock, net of offering costs	—	—	3,812,262	381	51,255,051	—	—	—	51,255,432
Shares issued from exercise of options	—	—	231,533	23	1,112,209	—	—	—	1,112,232
Shares issued from the exercise of warrants	—	—	4,185	1	41,850	—	—	—	41,851
Conversion to common stock from preferred stock	(1,734)	(20,808)	867	—	20,808	—	—	—	—
Repurchase of preferred stock	(45,896)	(550,752)	—	—	—	—	—	—	(550,752)
Dividends declared on preferred stock	—	—	—	—	(260,298)	—	—	—	(260,298)
Stock based compensation	—	—	—	—	1,524,657	—	—	—	1,524,657
Accretion of preferred stock to redemption value	—	6,899	—	—	(6,899)	—	—	—	—
Net income	—	—	—	—	—	11,405,470	—	—	11,405,470
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	23,851	—	23,851

Total comprehensive income									11,429,321

Balance at December 31, 2007	224,370	$2,688,236	58,191,901	$5,819	$424,722,529	$(77,324,451)	$164,773	$(728,055)	$349,528,851

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2007	2006	2005
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$11,405,470	$6,434,711	$(3,398,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(64,260)	(75,414)	(553,332)
Amortization and write-off of deferred debt offering costs	33,309	19,317	1,158,865
Gain on sale of U.S. Treasury bonds—available for sale	(1,656)	(156,379)	(1,117,239)
Depreciation, depletion and amortization	11,393,388	6,256,543	2,807,298
Deferred tax expense (benefit)	(16,000)	93,000	391,000
Stock option expense	1,524,657	623,993	—
Expense on the issuance of warrants	—	—	21,705
Common stock surrendered in settlement of receivable	—	(360,048)	(219,057)
Change in assets and liabilities:
Decrease in trading securities	—	—	174,247
Increase in accounts receivable—trade	(612,375)	(3,696,694)	(2,238,996)
(Increase) decrease in other assets	2,379,119	2,254,918	(5,702,936)
Increase (decrease) in accounts payable and accrued expenses	1,777,827	1,112,574	9,779,832
Increase (decrease) in other long-term liabilities	—	20,600	(13,069)

Net cash provided by operating activities	27,819,479	12,527,121	949,692
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(103,188,519)	(89,228,505)	(82,889,286)
Purchases of property and equipment	(1,380,810)	(1,387,453)	(344,923)
Proceeds from sale of oil and gas properties, net of selling fees	—	—	372,864
Proceeds from U.S. Treasury bonds—available for sale	8,064	727,826	16,909,189

Net cash used in investing activities	(104,561,265)	(89,888,132)	(65,952,156)
Cash flows from financing activities:
Proceeds from line of credit	45,491,444	—	—
Payments on long-term debt	(110,218)	(196,256)	(19,816,280)
Issuance of common stock, net	1,154,082	5,947,052	101,104,552
Dividends paid on preferred stock	—	—	(1,574,594)

Net cash provided by financing activities	46,535,308	5,750,796	79,713,678

Net increase (decrease) in cash and cash equivalents	(30,206,478)	(71,610,215)	14,711,214
Cash and cash equivalents at beginning of year	43,021,884	114,632,099	99,920,885

Cash and cash equivalents at end of year	$12,815,406	$43,021,884	$114,632,099

Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$1,819,230	$380,147	$1,467,949
Cash paid for income taxes	—	—	—
Noncash investing and financing activities:
Conversion to common stock from convertible debt	$—	$99,997	$24,132,500
Accrued preferred stock dividend	396,582	136,284	383,786
Common stock issued to pay dividends	—	592,069	3,293,355
Change in accounts payable relating to oil and gas property	7,548,249	1,675,757	299,504
Common stock issued for oil and gas properties	51,255,432	6,385,908	2,436,228
Increase in asset retirement liability	615,417	632,994	2,754,541

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are primarily located in Wyoming, California, New Mexico, North Dakota and Texas. In addition, the Company serves as the managing general partner (the "MGP") to affiliated partnerships and joint ventures.

  Principles of Consolidation

        The consolidated financial statements include accounts of the Company, its wholly-owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Warren Management Corp., Warren Resources of California, Inc, Warren Energy Services LLC and Warren E & P, Inc. In 2005 and prior, the Company consolidated limited liability companies in which the Company had a majority ownership interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

        During 2007 the Company acquired all remaining interests in its drilling partnerships. Historically, the Company entered into joint venture agreements with limited partnerships whereby the Company assigned a 75% (before payout) working interest in an oil and gas lease to a limited partnership while retaining a 25% (before payout) working interest. This ownership interest was an undivided interest in the mineral rights and each owner was responsible for its designated well expenditures. In exchange for the 75% working interest, the limited partners paid intangible drilling costs and, if a well was successful, the Company paid completion costs, including lease and well equipment. Payout was achieved when the limited partners in a particular partnership received distributions equal to 100% of their original investment. Distributions received by the participants were determined by the revenues generated from the wells in each of the various partnerships less any applicable lease operating expenses. Once payout was achieved, the Company had a total interest of 55% in the net revenue generated from all wells assigned to a particular partnership. The Company primarily incurred lease acquisition costs and completion costs, including lease and well equipment, on wells developed in these partnerships and joint ventures. During 2005, the Company proportionately consolidated its share of the costs incurred on undivided working interests in the post-1999 partnerships, in which it did not have majority control.

  Oil and Gas Properties

        Effective April 1, 2007, the Company adopted the full cost method of accounting for its oil and gas properties. Previously, the Company followed the successful efforts method of accounting for its oil and gas activities. The Company believes that the full cost method is preferable for a company that is actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of the Company's peers and the Company believes the change will improve the comparability of its financial statements with its peer group. The Company's financial results have been retroactively restated to reflect the full cost method of accounting.

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

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. The Company did not have any adjustment to earnings due to the ceiling limitation for the periods presented herein.

        The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

        As a result of the change in accounting principle, our accumulated deficit as of January 1, 2006 increased from $82,861,220 as originally reported using the successful efforts method to $95,164,632 using the full cost method. There was no change in cash flows from operations during these periods presented below.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        A comparison of the Company's net income (loss), earnings (loss) per share, oil and gas properties and accumulated deficit under the successful efforts method and the full cost method as disclosed herein as follows:

Income Statement
Year ended December 31, 2007

	As computed under Successful Efforts	As reported under Full Cost	Effect of change
Revenues
Oil and gas sales	$59,308,396	$59,308,396	$—
Oil and gas sales from marketing activities	694,547	—	(694,547)
Well services	1,110,630	—	(1,110,631)
Interest and other income	2,339,624	2,339,624	—

	63,453,197	61,648,020	(1,805,178)

Expenses
Production and exploration	23,026,604	22,923,354	(103,250)
Turnkey contracts	354,355	—	(354,355)
Cost of marketed oil and gas	681,761	—	(681,761)
Well services	630,975	—	(630,975)
Depreciation, depletion, amortization and impairment	43,247,084	11,393,388	(31,853,696)
General and administrative	13,869,581	13,771,407	(98,174)
Interest	2,170,401	2,170,401	—

	83,980,761	50,258,550	(33,722,211)

Income (loss) before provision for income taxes	(20,527,564)	11,389,470	31,917,034
Deferred income tax expense (benefit)	(16,000)	(16,000)	—

Net income (loss)	(20,511,564)	11,405,470	31,917,034
Less dividends and accretion on preferred shares	267,197	267,197	—

Net income (loss) applicable to common stockholders	$(20,778,761)	$11,138,273	$31,917,034

Earnings (loss) per share—basic	$(0.37)	$0.20	$0.57
Earnings (loss) per share—diluted	$(0.36)	$0.20	$0.56
Depreciation, depletion, amortization and impairment expense per Mcfe	$6.97	$1.84	$(5.13)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Income Statement
Year ended December 31, 2006

	As originally reported under Successful Efforts	As restated under Full Cost	Effect of change
Revenues
Oil and gas sales	$31,264,379	$31,264,379	$—
Turnkey contracts with affiliated partnerships	1,621,462	—	(1,621,462)
Oil and gas sales from marketing activities	2,329,945	—	(2,329,945)
Well services	1,029,442	—	(1,029,442)
Interest and other income	4,857,494	4,857,494	—

	41,102,722	36,121,873	(4,980,849)

Expenses
Production and exploration	13,709,966	13,034,962	(675,004)
Turnkey contracts	1,001,397	—	(1,001,397)
Cost of marketed oil and gas	2,254,820	—	(2,254,820)
Well services	990,033	—	(990,033)
Depreciation, depletion, amortization and impairment	11,711,640	6,256,543	(5,455,097)
General and administrative	9,903,193	9,903,193	—
Interest	399,464	399,464	—

	39,970,513	29,594,162	(10,376,351)

Income before provision for income taxes	1,132,209	6,527,711	5,395,502
Deferred income tax expense	93,000	93,000	—

Net income	1,039,209	6,434,711	5,395,502
Less dividends and accretion on preferred shares	356,867	356,867	—

Net income applicable to common stockholders	$682,342	$6,077,844	$5,395,502

Earnings per share—basic	$0.01	$0.11	$0.10
Earnings per share—diluted	$0.01	$0.11	$0.10
Depreciation, depletion, amortization and impairment expense per Mcfe	$3.09	$1.65	$(1.44)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Income Statement
Year ended December 31, 2005

	As originally reported under Successful Efforts	As restated under Full Cost	Effect of change
Revenues
Oil and gas sales	$13,959,097	$13,959,097	$—
Turnkey contracts with affiliated partnerships	9,756,209	—	(9,756,209)
Oil and gas sales from marketing activities	10,210,681	—	(10,210,681)
Well services	1,554,760	—	(1,554,760)
Gain on sale of oil and gas properties	203,487	—	(203,487)
Interest and other income	4,263,029	4,263,029	—

	39,947,263	18,222,126	(21,725,137)

Expenses
Production and exploration	7,295,520	7,119,363	(176,157)
Turnkey contracts	11,275,348	—	(11,275,348)
Cost of marketed oil and gas	10,078,848	—	(10,078,848)
Well services	1,146,590	—	(1,146,590)
Depreciation, depletion, amortization and impairment	3,628,610	2,807,298	(821,312)
General and administrative	7,475,919	7,475,919	—
Retirement of debt	1,862,164	1,862,164	—
Interest	1,685,694	1,685,694	—

	44,448,693	20,950,438	(23,498,255)

Income (loss) before provision for income taxes	(4,501,430)	(2,728,312)	1,773,118
Deferred income tax expense	391,000	391,000	—

Net income (loss)	(4,892,430)	(3,119,312)	1,773,118
Minority interest	(279,314)	(279,314)	—

	(5,171,744)	(3,398,626)	1,773,118
Less dividends and accretion on preferred shares	3,774,395	3,774,395	—

Net income (loss) applicable to common stockholders	$(8,946,139)	$(7,173,021)	$1,773,118

Earnings (loss) per share—basic	$(0.23)	$(0.18)	$(0.05)
Earnings (loss) per share—diluted	$(0.23)	$(0.18)	$(0.05)
Depreciation, depletion, amortization and impairment expense per Mcfe	$1.85	$1.43	$(0.42)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Balance Sheet
December 31, 2007

	As computed under Successful Efforts	As reported under Full Cost	Effect of change
Total current assets	$22,838,056	$22,838,056	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	381,054,186	406,063,309	25,009,123
Property and equipment	2,422,702	2,422,702	—
Other assets	9,181,524	9,181,524	—

	$415,496,468	$440,505,591	$25,009,123

Current liabilities	$34,951,858	$34,951,857	$—
Long term liabilities	56,024,883	56,024,883	—
Preferred stock	2,688,236	2,688,236	—
Common stock	5,819	5,819	—
Additional paid in capital	424,722,529	424,722,529	—
Accumulated deficit	(102,333,575)	(77,324,452)	25,009,123
Accumulated other comprehensive income	164,773	164,773	—
Common stock in Treasury	(728,055)	(728,055)	—

	$415,496,468	$440,505,591	$25,009,123

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Balance Sheet
December 31, 2006

	As originally reported under Successful Efforts	As restated under Full Cost	Effect of change
Total current assets	$54,289,342	$54,289,342	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	260,500,325	253,592,415	(6,907,910)
Property and equipment	1,751,146	1,751,146	—
Other assets	9,170,096	9,170,096	—

	$325,710,909	$318,802,999	$(6,907,910)

Current liabilities	$24,813,323	$24,813,323	$—
Long term liabilities	9,013,268	9,013,268	—
Preferred stock	3,252,897	3,252,897	—
Common stock	5,414	5,414	—
Additional paid in capital	371,035,151	371,035,151	—
Accumulated deficit	(81,822,011)	(88,729,921)	(6,907,910)
Accumulated other comprehensive income	140,922	140,922	—
Common stock in Treasury	(728,055)	(728,055)	—

	$325,710,909	$318,802,999	$(6,907,910)

        Historically, affiliated partnerships entered into agreements with the Company to drill wells to completion for a fixed price. The Company, in turn, entered into drilling contracts primarily with unrelated parties to drill wells on a day work basis. Therefore, if problems were encountered on a well, the cost of that well would increase and could result in a loss on the well. Under the full cost method, amounts received and costs incurred from these turnkey contracts are included in oil and gas properties. During 2006, the Company completed its remaining obligations under the drilling contracts with affiliated partnerships.

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up, by the purchaser.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that exceed federally insured limits. At December 31, 2007, the Company had approximately 74%, 13% and 13% of its cash and cash equivalents with three financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

  Investments

        The Company classifies its investment in debt securities into two categories: trading securities and available-for-sale securities. Trading securities, classified as current assets, are recorded at fair value with net unrealized gains or losses included in the determination of net earnings. Available-for-sale securities are recorded at fair value, with net unrealized gains and losses excluded from net earnings and reported as other comprehensive income (loss). Current available-for-sale securities represent the par value of zero coupon Treasury Bonds associated with our current redeemable debt. Realized gains and losses are determined on the basis of specific identification of the securities.

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1,192,288 and $531,236, net of accumulated amortization of $306,159 and $272,853, included in other assets at December 31, 2007 and 2006, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds. Preferred stock is accreted to its liquidation value over seven years from the date of issuance.

  Income Taxes

        Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management's opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

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

  Capitalized Interest

        The Company capitalized interest relating to its California and Wyoming properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Costs. Assets qualifying for interest capitalization represent lease costs associated with undeveloped acreage on which exploration activities are in progress. Interest capitalization commences when activities necessary to ready the asset for its intended use have been incurred and continues as long as activities necessary to get the lease ready for its intended use are in progress. If the Company suspends these activities, interest capitalization shall cease until activities are resumed. However, brief interruptions and interruptions that are externally imposed do not result in cessation. Interest of approximately $1,700,000 was capitalized during the year ended December 31, 2005 relating to California and Wyoming properties on which exploration activities were in progress during 2005.

  Stock Based Compensation

        Prior to January 1, 2006, the Company accounted for nonqualified stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of employee stock options equaled the market price of the underlying stock on the grant date, no compensation expense was recorded. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based compensation cost for nonqualified stock options was recognized in the Consolidated Statement of Operations for the year ended December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation ("SFAS 123(R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The compensation cost is based on the grant-date fair value calculated using a Black-Scholes-Merton option-pricing formula and is amortized using the straight-line method over the vesting period in accordance with provisions of SFAS 123(R).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

For the years ended December 31, 2007 and 2006, the Company recognized approximately $1,500,000 and $600,000 in compensation expense respectively, related to non-qualified stock option plans.

        The following table is presented to illustrate the proforma effect on loss before provision for income taxes, net loss and loss per common share as if the Company had applied the provisions of SFAS 123(R) during 2005.

2005
(Restated)
Loss before provision for income taxes
As reported	$(2,728,312)
Deduct: Stock-based employee compensation expense under SFAS 123(R)	(2,645,396)

Pro forma	$(5,373,708)

Net loss applicable to common stockholders
As reported	$(7,173,021)
Deduct: Stock-based employee compensation expense under SFAS 123(R)	(2,645,396)

Pro forma	$(9,818,417)

Basic and diluted loss per common share:
As reported	$(0.18)
Pro forma	$(0.25)

        The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005, respectively: No expected dividends, weighted average volatility of 44%, 47% and 29%, risk-free interest rates of 4.52%, 4.67% and 3.69% and expected lives of 3.5 years for incentive options issued in 2007 and 2006 and expected lives of 5 years for incentive options issued in 2005. The volatility assumptions were developed using a peer group of similar energy companies and our stock price. The weighted average fair value of the options issued in 2007, 2006 and 2005 was $4.07, $5.46 and $3.14, respectively.

  Accounting For Long-Lived Assets

        The Company reviews property and equipment for impairment whenever indicators of impairment are present to determine if the carrying amounts exceed the estimated future net cash flows to be realized. Impairment losses are recognized based on the estimated fair value of the asset.

  Derivative financial instruments

        Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company's production, are accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, and related interpretations and amendments. Under this Statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in earnings. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in earnings.

        In 2007 we entered into a financial derivative put contract to hedge our exposure to commodity price risk associated with anticipated future crude oil production. Currently, we have used floor price put agreements to hedge approximately 700 barrels per day of crude oil. We believe we will have more predictability of our crude oil revenues as a result of these financial derivative contracts.

        The following table summarizes our open financial derivative positions as of December 31, 2007 related to natural gas and crude oil production.

Product	Type	Remaining Contract Period	Volume	Price per Mcf or Bbl	Fair Value
Oil	Put	March 2008-Dec 2008	700 Bbld	$70.00
Total					$138,616

        The Company has not elected to designate the aforementioned derivative as a hedge. The change in fair value resulted in $300,767 of net losses recorded to oil and gas revenue for 2007. Our remaining anticipated production for 2008 and beyond is subject to commodity price fluctuations.

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years. Major classes of property and equipment consisted of the following at December 31:

	2007	2006
Equipment	$1,542,473	$957,913
Automobiles and trucks	561,687	561,687
Furniture and fixtures	334,579	333,100
Land and buildings	863,479	817,367
Office equipment	1,152,627	503,967

	4,454,845	3,174,034
Less accumulated depreciation and amortization	2,032,143	1,422,888

	$2,422,702	$1,751,146

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

        For the years ended December 31, 2007 and 2006, diluted weighted average common shares outstanding includes in the money employee stock options of 778,368 and 1,015,192 respectively, and in the money warrants of 308,044 and 530,271, respectively.

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2007	2006	2005
Employee stock options	1,026,000	475,500	2,510,721
Convertible debentures	70,886	71,314	104,240
Preferred stock	224,370	272,000	489,252
Warrants	—	—	2,968,109
Restricted Stock	58,330	—	—

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2007, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $35.00 to $50.00 (Note C).

  Goodwill

        The Company applies SFAS 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be periodically reviewed for impairment. As of December 31, 2007, there were no indicators that would indicate that the carrying amount of goodwill was impaired.

  Asset Retirement Obligations

        The Company accounts for its asset retirement obligations in accordance with SFAS No. 143. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, net of current portion, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $3,050,000 that are legally restricted for potential plugging and abandonment liability in the Wilmington field which are recorded in other assets in the Consolidated Balance Sheets. A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,
	2007	2006
Balance at beginning of year	$4,510,735	$3,701,076
Liabilities incurred in current year	640,417	646,989
Liabilities settled in current year	(25,000)	(193,401)
Accretion expense	455,329	356,071

Carrying amount	$5,581,481	$4,510,735

  Reclassification

        Certain reclassification has been made in the prior year financial statements to conform with the current year presentation. Prior year financials have been conformed to reflect full cost accounting.

  New Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures in the Company's Consolidated Financial Statements beginning in the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for us January 1, 2008.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

The adoption of SFAS No. 159 will not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS No. 141R will have on the financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that SFAS No. 160 will have on the financial statements.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2007	2006
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $2,481,000 and $2,496,000, respectively
Amortized cost	$1,046,690	$988,837
Gross unrealized gains	269,564	229,713

Estimated fair value	$1,316,254	$1,218,550

        During 2007, 2006 and 2005, the Company recognized approximately $(47,000), $(64,000) and $(156,000), respectively, of unrealized gains (losses) on its trading securities and $2,000, $156,000 and $1,117,000, respectively, of realized gains from its investments in trading and available-for-sale securities.

        The realized gains for each year results from the release of such securities due to cash distributions to investors of affiliated partnerships made from proceeds from sales of oil and gas and the release of the Company's obligation related to securing its commitment under certain repurchase agreements and debentures (Notes C & F).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE B—INVESTMENTS (Continued)

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2007 are shown below.

	Amortized cost	Estimated fair value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	1,046,690	1,316,254

Total	$1,046,690	$1,316,254

NOTE C—LONG-TERM LIABILITIES

        Debentures consist of the following at December 31:

	2007	2006
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2007 and 2006, principal collateralized by $1,375,000 and $1,390,000, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020(1)	$1,375,000	$1,390,000
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2007 and 2006, principal collateralized by $1,106,000 and $1,106,000 respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022(1)	1,106,000	1,106,000

	2,481,000	2,496,000
Less current maturities	248,100	249,600

Long-term portion	$2,232,900	$2,246,400

    (1)
    Debentures can be called at par if the Company's stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices which generally increase over the term

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE C—LONG-TERM LIABILITIES (Continued)

of the Debentures and range from approximately $35.00 to $50.00. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2007	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
Secured Convertible 12% Debentures	December 31, 2020	$1,375,000	$35.00	39,286
Secured Convertible 12% Debentures	December 31, 2022	1,106,000	35.00	31,600
		2,481,000		70,886

        During 2005, the Company retired certain debentures under the original terms of the agreement which resulted in retirement of debt expense of $1.9 million. Due to this retirement, the Company no longer has annual sinking fund requirements to purchase zero coupon U.S. Treasury Bonds as collateral for its outstanding debentures. Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2007, the estimated principal that can be tendered by the secured holders is as follows:

Fiscal year ending December 31
2008	$248,100
2009	223,290
2010	200,961
2011	180,865
2012	162,778
Thereafter	1,465,006

$2,481,000

        Long-term liabilities consist of the following at December 31:

	2007	2006
Line of Credit	$46,152,498	$—
Debentures	2,481,000	2,496,000
Debt collateralized by treasury stock	594,786	690,005
Asset retirement obligations	5,581,481	4,510,735
Litigation provision	1,823,156	1,823,156

	56,632,921	9,519,896
Less current maturities	608,038	506,628

Long-term portion	$56,024,883	$9,013,268

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note. The Company discounted the non-interest bearing note at 10% and the outstanding balance at December 31, 2007 and 2006 was approximately $595,000 and $690,000, respectively, net of discount of approximately $152,000 and $217,000, which is included in other long-term liabilities. The note requires monthly payments of

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE C—LONG-TERM LIABILITIES (Continued)

$13,333 until August 2012 and is collateralized by the treasury stock. In the event of default as defined by the agreement, the only remedy by the note holder will be the issuance of the common stock.

        On November 16, 2006, the Company entered into a five year, $150 million credit agreement with JPMorgan Chase Bank. On November 19, 2007, the Company entered into an Amended and Restated Credit Agreement with Merrill Lynch Capital ("the Lender"). The Merrill Lynch Credit Agreement replaced the existing agreement entered into with JPMorgan Chase Bank. The Credit Facility provides for a revolving credit line up to the lesser of (i) the Borrowing Base, plus a $15 million over-advance amount, (ii) $250 million, and (iii) the Draw Limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets and is guaranteed by two of our wholly-owned subsidiaries.

        The Borrowing Base will be determined by the Lender at least semi-annually on each April 1 and October 1, beginning April 1, 2008. The initial Borrowing Base is $110 million and the over-advance is $15 million, representing an immediate availability of $125 million. We may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the Lenders may request unscheduled determinations at any time.

        Depending on the current level of Borrowing Base usage, the annual interest rate on each base rate borrowing will be at the Borrower's option: (1) Alternate Base Rate plus an applicable margin that ranges from 0.25% to 1.0%, or (2) Eurodollar Rate plus an applicable margin that ranges from 1.25% to 2.0%. As of December 31, 2007, the interest rate on the credit line was 5.77%.

        The Company is subject to certain covenants under the terms of the Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio (including unused borrowing base in current assets as defined in the Credit Facility), of 1.0 to 1.0; and (2) a maximum interest coverage ratio (Consolidated EBITDAX to interest expense, as defined in the Credit Facility) of not more than 2.5 to 1.0.

        The Credit Facility also places restrictions on certain additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters. The Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of the Lenders shall, accelerate amounts due under the Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).

        The Credit Facility will be used primarily for capital expenditures, permitted acquisitions, repayment of outstanding indebtedness, the exploration and development of oil and gas properties and other general corporate purposes. The interest in payable quarterly in arrears and the principal repayment is due November 19, 2012.

NOTE D—STOCKHOLDERS' EQUITY

        During 2007 and 2006, the Company issued 3,812,262 and 387,492 shares, respectively, to partners in drilling partnerships in exchange for the oil and gas assets in that partnership. These shares had a value of approximately $51.3 million and $5.6 million, respectively, based on the closing price of our

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE D—STOCKHOLDERS' EQUITY (Continued)

stock on the day of issuance. Also during 2006, the Company issued 54,225 shares to individuals in exchange for their interest in drilling partnerships. These shares were valued at approximately $818,000 based on the price of our stock on the date of issuance.

        On December 27, 2005, the Company sold 6,900,000 shares of common stock to the public in a secondary offering at a price of $14.50 per share which included the underwriter's over-allotment option. After deducting the underwriters' commission and offering expenses, the Company received total net proceeds of approximately $94,700,000.

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

        During 2007, 2006 and 2005, the Company issued 231,533, 483,699 and 942,985 shares of common stock to individuals who exercised options at exercise prices ranging from $4 to $9.05 per share. Also during 2007, 2006 and 2005, the Company issued 4,185, 160,573 and 214,831 shares of common stock to investors who exercised Class A warrants at $10 per share and Class B warrants at $12.50 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $397,000 ($1.44 per share) and $136,000 ($0.48 per share) were accrued at December 31, 2007 and 2006, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

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

December 31, 2007, 2006 and 2005

NOTE D—STOCKHOLDERS' EQUITY (Continued)

capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

        During 2007, the Company issued 867 shares of common stock to preferred stock investors who exchanged on a 1 to 0.50 basis. During 2006, the Company issued 268,508 shares of common stock to preferred stock investors who exchanged on a 1 to 0.75 basis and 11,361 shares of common stock to preferred stock investors who exchanged on a 1 to 0.50. During 2005, the Company issued 5,838,161 shares of common stock to preferred stock investors who exchanged on a 1 to 1 basis and 52,734 shares of common stock to preferred stock investors who exchanged on a 1 to 0.75 basis. At December 31, 2007, there were 171,290 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $2,055,480 during the year ended December 31, 2010, and 53,080 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $636,960 during the year ended December 31, 2011 and thereafter. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2007:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock	Weighted-average exercise price of outstanding options, warrants and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	1,219,259	$10.80	121,241
2001 Stock Incentive Plan	2,500,000	424,455	8.77	1,248,172
2001 Key Employee Stock Incentive Plan	2,500,000	1,190,366	7.02	927,234

Total	6,975,000	2,834,080	8.91	2,296,647

        During 2007, the Board of Directors approved and the Company issued 594,250 stock options to officers and employees of the Company exercisable at prices ranging from $10.51 to $14.40 per share and 59,995 shares of restricted stock. During 2006, the Board of Directors approved and the Company issued 497,250 stock options to officers and employees of the Company exercisable at prices ranging from $12.53 to $13.85 per share. During 2005, the Board of Directors approved and the Company issued 768,500 stock options to officers and employees of the Company exercisable at prices ranging from $9.05 to $14.85 per share. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over time.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        As a result of job performance, during 2005 the Compensation Committee elected to accelerate the vesting of certain unvested stock options previously awarded to employees, officers and directors of the Company under various stock option plans. As a result of this action, options to purchase approximately 1.0 million shares of our common stock that would otherwise have vested over the next two years became fully vested. A summary of the status of the Company's options issued to employees as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2004	2,685,206	$5.66
Issued	768,500	$9.38
Exercised	(942,985)	$4.40
Expired	—
Forfeited	—

Options outstanding—December 31, 2005	2,510,721	$7.23
Issued	497,250	$13.71
Exercised	(483,699)	$8.67
Expired	—
Forfeited	(67,489)	$13.82

Options outstanding—December 31, 2006	2,456,783	$8.07
Issued	594,250	$10.94
Exercised	(231,533)	$4.80
Expired	—
Forfeited	(43,750)	$13.37

Options outstanding—December 31, 2007	2,775,750	$8.88

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding at Year End	Weighted Average Remaining Life (In Years)	Options Exercisable at Year End
$ 4.00	496,450	0.41	496,450
$ 7.00	564,300	1.27	564,300
$ 9.05	679,000	2.11	679,000
$10.51	501,750	4.19	0
$11.00	10,000	2.72	10,000
$12.53	50,000	3.87	0
$12.62	15,000	4.47	0
$12.99	20,000	4.38	0
$13.51	30,000	4.27	16,665
$13.85	374,250	3.22	124,750
$14.40	15,000	4.78	0
$14.85	20,000	2.87	20,000

Total	2,775,750	2.27	1,911,165

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	2,775,750	$8.88	2.27	$14,598

Exercisable at December 31, 2007	1,911,165	$7.55	1.52	$12,595

        The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $1.9 million, $2.0 million, and $2.0 million, respectively.

        As of December 31, 2007 there was $3.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.27 years.

        Cash received from option exercises under all stock-based payment arrangements for the twelve months ended December 31, 2007 and 2006 was $1.1 million and $4.2 million, respectively. We issue new shares of common stock to settle option exercises.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        Restricted share activity as of December 31, 2007 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2006	—	$—
Granted	59,995	10.51
Vested	—	—
Forfeited	(1,665)	10.51

Outstanding at December 31, 2007	58,330	$10.51

        Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.5 million, which is expected to be recognized over a weighted average period of approximately 2 years.

        A summary of the status of the Company's warrants issued as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding—December 31, 2004	3,109,643	$11.18
Issued	73,297	$9.45
Exercised	(214,831)	$10.79
Expired	—
Forfeited	—

Warrants outstanding—December 31, 2005	2,968,109	$11.17
Issued	—
Exercised	(160,573)	$11.11
Expired	—
Forfeited	—

Warrants outstanding—December 31, 2006	2,807,536	$11.17
Issued	—
Exercised	(4,185)	$10.00
Expired	—
Forfeited	—

Warrants outstanding—December 31, 2007	2,803,351	$11.17

        As of December 31, 2007 the aggregate intrinsic value of warrants outstanding was $8.1 million. The weighted average remaining life was 1.38 years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2007	2006	2005
		(Restated)	(Restated)
Income taxes at federal statutory rate (34%)	$3,872,420	$2,219,421	$(927,626)
Change in valuation allowance	(3,988,736)	(2,062,664)	1,535,195
Nondeductible expenses	148,720	44,926	49,682
Deductions for the exercise of stock options	(644,263)	(432,077)	—
State income taxes net of federal benefit	393,307	213,406	(113,315)
Other	202,552	109,988	(152,936)

	$(16,000)	$93,000	$391,000

        Deferred tax assets and liabilities are as follows as of December 31:

	2007	2006
		(Restated)
Deferred tax assets relating to:
Net operating loss carryforward	$43,537,133	$37,777,329
Stock option expense	869,337	249,597
Other	314,400	314,400

	44,720,870	38,341,326
Less valuation allowance	29,776,008	33,764,744

Total deferred tax asset	14,944,862	4,576,582

Deferred tax (assets) liabilities relating to:
Oil and gas properties and tangible equipment	14,837,037	4,287,442
Net unrealized gain on investments	107,825	289,140

Total deferred tax liability	14,944,862	4,576,582

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance decreased by $3,988,736 and $2,062,664 for the years ended December 31, 2007 and 2006 respectively, and increased by $1,535,195 for the year ended December 31, 2005.

        At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $108,800,000, which begin to expire in 2012.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE F—COMMITMENTS AND CONTINGENCIES

  General Commitments

        The Company has entered into various commitments and operating agreements related to development and production of certain oil and gas properties. It is management's belief that such commitments, as stated below, will be met without significant adverse impact to the Company's financial position or results of operations.

        The Company has entered into employment agreements with certain key executives. Under the terms of these agreements, the executive is entitled to termination compensation equal to at least two years annual salary if terminated without cause or in the event of a change in control. At December 31, 2007, the maximum termination compensation for all executives is approximately $2,300,000.

        The Company has a contract with Ensign United States Drilling California, Inc. for drilling wells in California that expires April 30, 2008. The contract provides for an operating rate of $12,010 per day. In the event of early termination, the Company will incur early termination fees and expenses, demobilization costs in the amount of $23,000 and the actual costs incurred by the contractor for removing and returning the rigs to the contractor's yard for a total amount of approximately $1.5 million.

        The Company has also entered into a contract with Voorhees Thomas, LLC for drilling wells in California. The contract provides for mobilization and assembly costs of approximately $400,000 and an operating rate of $22,150 per day for two years. The Company expects delivery of the rig during April 2008. In the event of early termination, the Company will incur the mobilization costs of $400,000, demobilization fees of $400,000, and the lesser of actual expenses to terminate the contract or the operating rate for five days, for a total amount of approximately $910,750.

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2007 and 2006, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $2,481,000 and $2,496,000, respectively, and the market values of these U.S. Treasury Bonds were approximately $1,316,000 and $1,219,000, respectively (see Note C).

  Leases

        The Company leases corporate office space in New York City, which expires in March 2013. The Company's oil and gas administrative office in Casper, Wyoming occupies 5,554 square feet under a lease which expires in July 2012. The Company leases office space in Roswell, New Mexico, which expires in May 2010. The Company leases office space in Long Beach, California which expires in April 2015.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2007, are as follows:

Year ending December 31
2008	$686,691
2009	647,769
2010	641,154
2011	636,430
2012	605,188
thereafter	574,625

$3,791,857

        Rent expense under these leases was approximately $417,000, $313,000 and $304,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

  Litigation

        On January 30, 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company, and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles. The complaint alleges eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals.

        Warren believes the actions by the city attorney are unwarranted. Contrary to the claims made in the complaint, Warren follows an existing regulatory-approved contingency plan, which is maintained on site at the WTU and NWU. With respect to the alleged event on March 7, 2007 at the NWU, substantially all of the oil was captured within a surrounding concrete retainer wall and pumped to a nearby NWU oil storage tank and sold in the ordinary course of business. None of the alleged events occurred at the WTU central facility.

        Our Company policy is to follow the law of the jurisdiction in which we operate and to comply with environmental protection principles. In connection with these alleged events, we believe we have followed and complied with applicable laws and regulations. We believe that we are given an opportunity to present the facts regarding these alleged events, the outcome will be favorable to our Company, our employees and our independent contractors. Conversely, we do not believe an unfavorable outcome will have a material adverse effect on our business, financial condition or results of operation.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        In 2005, Warren recorded a provision for $1,800,000 relating to a contingent liability that it may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas seeking a refund of approximately $1.8 million paid by Gotham and other insurers for a well blow-out policy that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings which are expected to occur in 2008.

        The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

  Repurchase Agreements and Drilling Partnerships

        For partnerships formed from 1999 to 2001, investor partners previously had a right to have their interests repurchased by the Company at a formula price seven years from the date of the original partnership formation.

        During 2007, Warren acquired the respective oil and gas assets of all of the partnerships formed from 2000 to 2003. The acquisitions were accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration for the oil and gas properties acquired, Warren issued an aggregate of 3,365,231 shares of our unregistered restricted common stock to the five separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren's publicly traded Common Stock for the sixty-one (61) calendar days ended May 31, 2007. During that period, the weighted average sales price was $13.50 per share, and the 20% discounted price was $10.80 per share. The effective date of those acquisitions was April 1, 2007 and their closing date was June 20, 2007. The reserves attributable to the oil and gas properties of the five drilling partnerships are approximately 9.9 Bcfe of proved developed producing reserves. Warren also attributed an estimated fair market value for related water injection wells and unproved dewatering wells that were in the partnerships. In accordance with their five respective partnership agreements, the sale of substantially all of the oil and gas properties by the five partnerships formed from 2000 to 2003 terminated any repurchase rights that their investor partners previously held.

        Also, during 2007, Warren acquired the respective oil and gas assets of the two partnerships formed in 1999. The acquisitions are accounted for as the purchase of a business. The Company accounted for the transaction using the non-discounted closing price of its publicly traded common stock based upon the average closing price as defined in the referenced acquisition agreements. As consideration, Warren paid an aggregate of $1.6 million in cash and the balance by issuing 447,031 shares of our unregistered restricted common stock to the two separate partnerships. The restricted shares of Common Stock were valued based upon a 20% discount from the weighted average sales price for Warren's publicly traded Common Stock for the period January 1, 2007 through March 31, 2007. During that period, the weighted average sales price was $11.22 per share, and the 20% discounted price was $8.98 per share. These redemptions completed the acquisition of all of the outstanding interests in our drilling programs.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        The effective date of those two acquisitions was April 1, 2007 and their closing date was June 30, 2007. In accordance with their respective partnership agreements, the sale of substantially all of the oil and gas properties by the two partnerships formed in 1999 terminated any repurchase rights that their investor partners previously held.

CALCULATION OF PURCHASE PRICE (IN MILLIONS)
Cash paid	$1.6
Common stock issued	51.3
Current liabilities assumed:	0.3

Total purchase price for assets acquired	$53.2

ALLOCATION OF PURCHASE PRICE (IN MILLIONS)
Proved oil and gas properties	$38.2
Unproved oil and gas properties	15.0

Total	$53.2

        The following summary presents unaudited pro forma consolidated results of operations for years ended December 31, 2007 and 2006, as if the acquisition of the drilling partnerships had occurred as of January 1, 2006. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired. The unaudited pro forma information (presented in millions of dollars, except per share amounts) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor is it necessarily indicative of future operating results.

Pro Forma:	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$63.4	$42.1
Net income	11.5	6.7
Earnings per share:
Basic—	$0.21	$0.13
Diluted—	$0.20	$0.12

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. On October 1, 2006, the Company changed its matching policy to contribute up to 100% of the participant's contribution. Prior to October 1, 2006, the Company contributed for each participant a required matching contribution equal to 50% of the participant's contribution to a maximum of 6% of each employee's annual compensation. The Company's contributions vest over five years at 20% per year. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $338,000, $127,000 and $85,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE H—RELATED PARTY TRANSACTIONS

  Joint Venture Agreements

        During 2007, the Company acquired all remaining interests in affiliated partnerships. Prior to this acquisition, Warren E&P, Inc. was party to separate joint venture agreements with the affiliated partnerships. The agreements formed a joint venture between Warren E&P and each partnership for the purpose of participating in the drilling and re-completion of oil and gas wells. Under the terms of the agreements, property acquisition and capital equipment costs were borne by Warren E&P. Generally, intangible drilling and development costs were borne by the partnerships.

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

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2007		2006
	Fair value	Carrying amount	Fair value	Carrying amount
Financial assets
Cash and cash equivalents	$12,815,406	$12,815,406	$43,021,884	$43,021,884
U.S. Treasury bonds—available-for-sale	1,316,254	1,316,254	1,218,550	1,218,550
Financial liabilities
Fixed rate debentures	$2,627,270	$2,481,000	$2,870,140	$2,496,000
Other long-term liabilities	5,816,329	5,816,329	4,943,712	4,943,712
Line of credit	46,152,498	46,152,498	—	—

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2007	2006	2005
Property acquisition—unproved	$14,265,455	$2,203,857	$2,509,272
Property acquisition—proved	39,924,129	3,555,851	41,347,474
Exploration costs	5,268,576	4,810,660	9,927,037
Development costs	103,160,545	76,951,903	17,807,650

	$162,618,705	$87,522,271	$71,591,433

        During 2007, the Company acquired all remaining interests in the 1999 thru 2003 drilling partnerships for approximately $1.6 million in cash and $51.3 million in common stock. During the three months ended March 31, 2006, the Company acquired all minority interests in the 1994 thru 1998 drilling partnerships for approximately $1.6 million in cash. The minority interest relating to these partnerships was recorded as a reduction in the cost basis of the assets acquired.

        Effective January 1, 2005, the Company acquired all of the right, title and interest in the Wilmington Townlot Unit for $14.8 million. Effective February 1, 2005, Warren's wholly owned operating subsidiary, Warren E&P, Inc., was elected operator of the Wilmington Unit. Additionally on December 9, 2005, the Company acquired all of the right, title and interest in the North Wilmington Unit for $23 million and Warren E&P was elected the new operator of the property.

        Asset retirement cost included in proved property acquisition costs increased by approximately $640,000, $647,000 and $2,910,000 for 2007, 2006 and 2005, respectively.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2007	2006
Unproved oil and gas properties	$66,240,101	$57,101,675
Proved oil and gas properties	381,203,034	227,722,755

	447,443,135	284,824,430
Less accumulated depreciation, depletion and amortization expense	41,379,826	31,232,015

	$406,063,309	$253,592,415

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2007	2006	2005
Revenues	$59,308,396	$31,264,379	$14,164,196
Production costs	(22,923,354)	(13,034,962)	(7,119,363)
Accretion of asset retirement obligation	(455,329)	(356,071)	(75,771)
Depreciation, depletion, amortization	(10,147,811)	(6,256,543)	(2,807,298)

Gain from oil and gas producing activities	$25,781,902	$11,616,803	$4,161,764

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2007:

	Costs incurred in
	Fiscal year 2007	Fiscal year 2006	Fiscal year 2005	Prior to 2005	Total
Acquisition costs	$482,395	$2,203,857	$1,361,208	$25,318,461	$29,365,921
Exploration costs	164,339	12,742	18,871	29,150	225,102
Development costs	12,884,621	8,670,371	1,957,720	7,920,120	31,432,832
Capitalized interest	—	—	1,749,343	3,466,903	5,216,246

Total oil and gas properties not subject to amortization	$13,531,355	$10,886,970	$5,087,142	$36,734,634	$66,240,101

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED)

        The following estimates of proved reserve quantities and related standardized measure of discounted future net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10%.

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by Williamson Petroleum Consultants, Inc., our independent petroleum engineers, in accordance with SFAS No. 69 Disclosures about Oil and Gas Producing Activities.

Summary of Changes in Proved Reserves

	Year ended December 31,
	2007		2006		2005
	Mbbls	Mmcf	Mbbls	Mmcf	Mbbls		Mmcf
Proved reserves
Beginning of year	54,077	24,825	50,415	24,353	14,177		18,542
Purchase of reserves in place	62	10,936	164	814	19,783		—
Discoveries and extensions	2,583	8,608	4,421	7,202	13,888		8,355
Revisions of previous estimates	(2,787)	(5,346)	(467)	(6,492)	2,715		(1,470)
Production	(825)	(1,255)	(456)	(1,052)	(148)		(1,074)

End of year	53,110	37,768	54,077	24,825	50,415	(1)	24,353 (1)

Proved developed reserves
Beginning of year	9,583	9,264	2,939	10,829	395		8,496
End of year	11,202	21,852	9,583	9,264	2,939		10,829

(1)
Included in 2005 reserves, 922 Mbbls and 136 Mmcf is attributable to consolidated subsidiaries in which there is an average 9% minority interest.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2007	2006	2005
	(Amounts in thousands)
Future cash inflows	$4,768,107	$2,844,403	$2,714,566
Future production costs and taxes	(1,326,656)	(915,146)	(749,922)
Future development costs	(321,959)	(281,878)	(262,305)
Future income tax expenses	(867,410)	(536,541)	(470,106)

Net future cash flows	2,252,082	1,110,838	1,232,233
Discounted at 10% for estimated timing of cash flows	(1,432,931)	(698,262)	(769,453)

Standardized measure of discounted future net cash flows	$819,151	$412,576	$462,780 (1)

(1)
Included in 2005 reserves, $9,673 is attributable to consolidated subsidiaries in which there is an average 9% minority interest.

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Sales, net of production costs and taxes	$(36,385)	$(17,554)	$(6,664)
Discoveries and extensions	74,470	61,626	167,293
Purchases of reserves in place	20,046	4,493	236,700
Changes in prices and production costs	521,528	(56,899)	38,354
Revisions of quantity estimates	(67,308)	(13,051)	31,591
Net changes in development costs	(90,708)	(17,712)	(120,535)
Interest factor—accretion of discount	62,387	63,791	24,229
Net change in income taxes	(49,166)	(36,156)	(125,491)
Changes in production rates (timing) and other	(28,289)	(38,742)	24,658

Net (decrease) increase	406,575	(50,204)	270,135
Balance at beginning of year	412,576	462,780	192,645

Balance at end of year	$819,151	$412,576	$462,780

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at December 31, 2007, 2006 and 2005 were $86.21, $50.60 and $49.05

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

per Bbl and $5.02, $4.35 and $9.92 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties in the years ended December 31, 2008, 2009 and 2010 are $72,648,266, $57,945,316 and $53,467,387, respectively.

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

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	2007
	Quarter
	First	Second	Third	Fourth	Year
Revenues	$10,322,527	$13,905,476	$17,213,725	$20,206,292	$61,648,020
Gross profit	5,466,746	8,181,183	9,483,840	13,253,273	36,385,042
Net income applicable to common stockholders	1,400,700	2,677,336	3,038,262	4,021,975	11,138,273
Earnings per share
Basic and diluted	$0.03	$0.05	$0.05	$0.07	$0.20

	2006
	(Restated) Quarter
	First	Second	Third	Fourth	Year
Revenues	8,142,519	8,860,070	9,504,115	9,615,169	36,121,873
Gross profit	3,997,412	4,840,768	5,076,878	4,314,359	18,229,417
Net income applicable to common stockholders	1,315,763	2,083,062	2,391,446	287,573	6,077,844
Earnings per share
Basic and diluted	$0.02	$0.04	$0.04	$0.01	$0.11

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

NOTE M—SEGMENT INFORMATION

        The Company changed to the full cost method of accounting for its oil and gas properties in 2007. As a result of this change and the purchase of the remaining drilling program interests, the Company will no longer have reporting segments for turnkey activities, oil and gas marketing activities and well services. The Company's operating activities will now be reported under one segment, oil and gas activities. All comparative results of operations and selected information for historical reporting periods have been reclassified for this change.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson
3.1(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)
3.2(8)	Bylaws of the Registrant, dated June 2, 2004
3.3(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.4(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)
3.5(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.6(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)
4.1(11)	Specimen Stock Certificate for Common Stock (Maryland)
4.2(6)	Form of Class A Common Stock Warrant
4.3(6)	Form of Class B Common Stock Warrant
4.4(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.
4.5(4)
Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004
4.6(8)
Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004
10.1(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary
10.2(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary
10.3(1)*	2001 Stock Incentive Plan
10.4(1)*	2001 Key Employee Stock Incentive Plan
10.5(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton
10.6(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin
10.7(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton
10.8(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton
10.9(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin
10.10(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies
10.12(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming
10.13(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers
10.14(1)*	Form of Indemnification Agreement
10.15(1)	Form of Partnership Production Marketing Agreement
10.16(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.
10.17(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.
10.18(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.
10.19(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.
10.20(9)
Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.
10.21(12)
Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC
10.22(14)	Form of Asset Purchase Agreement
10.23(15)	First Amendment to Credit Agreement dated as of August 9, 2007 among Warren Resources, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.
10.24(16)
Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto
11†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)
14(5)	Code of Ethics for Senior Financial Officers
21.1(10)	Subsidiaries of the Registrant [confirm up-to-date]
23.1†	Consent of Williamson Petroleum Consultants, Inc.
23.2†	Consent of Grant Thornton LLP
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of CEO and CFO pursuant to Section 1350

*
Denotes a management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(2)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 11, 2004.

(5)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-33275, filed on March 15, 2004.

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File No. 000-33275, filed May12, 2004.

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 13, 2003.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 30, 2004.

(10)
Incorporated by reference to the Company's Registration Statement on From S-1/A, Commission File No. 333-118535, filed December 2, 2004.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(12)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 12, 2005.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 17, 2005.

(14)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 22, 2007.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 21, 2007.

(16)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 20, 2007.

†
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Items 1 and 2: Business and Properties
  Item 1A: Risk Factors
  Item 1B: Unresolved Staff Comments.
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Return Performance Presentation
Fiscal Year Ended December 31
  Item 6: Selected Consolidated Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A: Quantitative and Qualitative Disclosures About Market Risk
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A: Controls and Procedures
  Item 9B: Other Information.
PART III
  Item 10: Directors, Executive Officers and Corporate Governance
  Item 11: Executive Compensation
  Item 12: Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13: Certain Relationships and Related Transactions, and Director Independence
  Item 14: Principal Accountant Fees and Services
PART IV
  Item 15: Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Warren Resources, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS
Warren Resources, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS
Warren Resources, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Years ended December 31, 2007, 2006 and 2005
Warren Resources, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended December 31,
Warren Resources, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007, 2006 and 2005
INDEX TO EXHIBITS