Form 10-Q
period 2008-03-31
WARREN RESOURCES INC
filed 2008-05-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 000-33275

WARREN RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter.)

Maryland (State or other jurisdiction of incorporation or organization)	11-3024080 (I.R.S. Employer Identification Number)

1114 Avenue of the Americas, New York, NY (Address of Principal Executive Offices)	10036 (Zip Code)

Registrant’s telephone number, including area code:

(212) 697-9660

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on May 6, 2008 was 58,274,680 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$27,327,171	$12,815,406
Accounts receivable – trade	10,938,280	8,256,199
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	93,229	131,625
Other current assets	1,663,831	1,634,826

Total current assets	40,022,511	22,838,056

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $69,862,310 and $66,240,101 as of March 31, 2008 and December 31, 2007)	430,018,555	406,063,309
Property and equipment—at cost, net	2,357,070	2,422,702
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	839,064	1,184,629
Goodwill	3,430,246	3,430,246
Other assets	4,023,533	4,566,649

Total other assets	440,668,468	417,667,535
	$480,690,979	$440,505,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long term liabilities	$535,053	$608,038
Accounts payable and accruals	29,953,420	34,343,819

Total current liabilities	30,488,473	34,951,857

Long-Term Liabilities
Debentures, less current portion	1,535,400	2,232,900
Other long-term liabilities, less current portion	7,831,809	7,639,485
Line of credit	82,400,000	46,152,498

	91,767,209	56,024,883

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 131,576 shares in 2008 and 224,370 shares in 2007 (aggregate liquidation preference $1,578,912 in 2008 and $2,692,440 in 2007)	1,576,022	2,688,236
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,234,346 in 2008 and 58,191,901 shares in 2007	5,823	5,819
Additional paid-in-capital	425,318,416	424,722,529
Accumulated deficit	(67,861,521)	(77,324,451)
Accumulated other comprehensive income, net of applicable income taxes of $81,000 in 2008 and $108,000 in 2007	124,612	164,773
	359,163,352	350,256,906

Less common stock in Treasury—at cost; 632,250 shares in 2008 and 2007	728,055	728,055
Total stockholders’ equity	358,435,297	349,528,851
	$480,690,979	$440,505,591

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	2008	2007
		(Restated, see Note B)
Revenues
Oil and gas sales	$23,483,693	$9,481,685
Interest and other income	344,774	832,761
Net gain on investments	93,346	8,081
	23,921,813	10,322,527

Expenses
Lease operating expense and taxes	5,863,894	4,014,939
Depreciation, depletion and amortization	3,913,535	2,008,244
General and administrative	3,312,233	2,667,660
Interest	1,342,221	156,868

	14,431,883	8,847,711

Income before provision for income taxes	9,489,930	1,474,816

Deferred income tax expense	27,000	7,000

Net income	9,462,930	1,467,816

Less dividends and accretion on preferred shares	32,892	67,116

Net income applicable to common stockholders	$9,430,038	$1,400,700

Earnings per share – Basic	$0.16	$0.03
Earnings per share – Diluted	0.16	0.03

Weighted average common shares outstanding – Basic	57,582,536	53,519,642
Weighted average common shares outstanding – Diluted	58,644,616	54,466,840

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	2008	2007
		(Restated, see Note B)
Cash flows from operating activities:
Net income	$9,462,930	$1,467,816
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(16,612)	(15,695)
Amortization and write-off of deferred bond offering costs	48,068	4,380
Gain on sale of US treasury bonds – available for sale	(93,346)	—
Depreciation, depletion and amortization	3,913,535	2,008,244
Stock option expense	506,784	206,963
Deferred tax expense	27,000	7,000
Change in assets and liabilities:
Increase in accounts receivable—trade	(2,682,081)	(2,919,664)
Decrease in other assets	466,043	3,182,949
Decrease in accounts payable and accruals	(1,746,306)	(1,614,465)

Net cash provided by operating activities	9,886,015	2,327,528

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(29,609,498)	(25,045,964)
Purchase of property and equipment	(96,389)	(1,010,910)
Proceeds from U.S. Treasury Bonds–available-for-sale	426,757	—

Net cash used in investing activities	(29,279,130)	(26,056,874)

Cash flows from financing activities:
Proceeds from line of credit	36,247,502	20,000,000
Payments on debt and debentures	(800,342)	(22,940)
Issuance of common stock, net	122,000	195,250
Repurchase of preferred stock, net	(1,664,280)	—

Net cash provided by financing activities	33,904,880	20,172,310

Net increase (decrease) in cash and cash equivalents	14,511,765	(3,557,036)

Cash and cash equivalents at beginning of period	12,815,406	43,021,884

Cash and cash equivalents at end of period	$27,327,171	$39,464,848

Supplemental disclosure of cash flow information
Cash paid for interest	$791,330	$91,940
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$31,578	$65,145
Common stock issued on conversion of preferred stock	—	6,768

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2008 and December 31, 2007, the consolidated results of operations for the three months ended March 31, 2008 and 2007 and consolidated cash flows for the three months ended March 31, 2008 and 2007. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2007. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2007 Annual Report on Form 10-K.

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

A comparison of the Company’s net income, earnings per share, oil and gas properties and accumulated deficit under the successful efforts method and the full cost method as disclosed herein, as follows:

Income Statement

Three months ended March 31, 2008

	As computed	As reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change
Revenues
Oil and gas sales	$23,483,693	$23,483,693	$—
Well services	160,714	—	(160,714)
Interest and other income	344,774	344,774	—
Net gain on investments	93,346	93,346	—

	24,082,527	23,921,813	(160,714)
Expenses
Production and exploration	6,019,566	5,863,894	(155,672)
Well services	182,125	—	(182,125)
Depreciation, depletion, amortization and impairment	5,099,966	3,913,535	(1,186,431)
General and administrative	3,414,153	3,312,233	(101,920)
Interest	1,342,221	1,342,221	—

	16,058,031	14,431,883	(1,626,148)

Income before provision for income taxes	8,024,496	9,489,930	1,465,344
Deferred income tax expense	27,000	27,000	—

Net income	7,997,496	9,462,930	1,465,344
Less dividends and accretion on preferred shares	32,892	32,892	—

Net income applicable to common stockholders	$7,964,604	$9,430,038	$1,465,344

Earnings per share – basic	$0.14	$0.16	$0.02
Earnings per share – diluted	$0.14	$0.16	$0.02
Depreciation, depletion, amortization and impairment expense per Mcfe	$2.73	$2.10	$(0.63)

Income Statement

Three months ended March 31, 2007

	As originally	As reported
	reported under	under	Effect
	Successful	Full	of
	Efforts	Cost	change
Revenues
Oil and gas sales	$9,481,685	$9,481,685	$—
Oil and gas sales from marketing activities	373,755	—	(373,755)
Well services	304,706	—	(304,706)
Interest and other income	832,761	832,761	—
Net gain on investments	8,081	8,081	—

	11,000,988	10,322,527	(678,461)
Expenses
Production and exploration	4,024,622	4,014,939	(9,683)
Turnkey contracts	354,355	—	(354,355)
Cost of marketed oil and gas purchased from affiliated partnerships	360,970	—	(360,970)
Well services	359,626	—	(359,626)
Depreciation, depletion, amortization and impairment	2,593,116	2,008,244	(584,872)
General and administrative	2,667,660	2,667,660	—
Interest	156,868	156,868	—

	10,517,217	8,847,711	(1,669,506)

Income before provision for income taxes	483,771	1,474,816	991,045
Deferred income tax expense	7,000	7,000	—

Net income	476,771	1,467,816	991,045
Less dividends and accretion on preferred shares	67,116	67,116	—

Net income applicable to common stockholders	$409,655	$1,400,700	$991,045

Earnings per share – basic	$0.01	$0.03	$0.02
Earnings per share – diluted	$0.01	$0.03	$0.02
Depreciation, depletion, amortization and impairment expense per Mcfe	$2.19	$1.70	$(0.49)

Balance Sheet

March 31, 2008

	As computed	As reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Total current assets	$40,022,511	$40,022,511	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	403,543,997	430,018,555	26,474,558
Property and equipment	2,357,070	2,357,070	—
Other assets	8,292,843	8,292,843	—
	454,216,421	480,690,979	26,474,558

Current liabilities	30,488,473	30,488,473	—
Long term liabilities	91,767,209	91,767,209	—
Preferred stock	1,576,022	1,576,022	—
Common stock	5,823	5,823	—
Additional paid in capital	425,318,416	425,318,416	—

Accumulated deficit	(94,336,079)	(67,861,521)	26,474,558
Accumulated other comprehensive income	124,612	124,612	—
Common stock in Treasury	(728,055)	(728,055)	—
	$454,216,421	$480,690,979	$26,474,558

Balance Sheet

December 31, 2007

	As computed	As reported
	under	under	Effect
	Successful	Full	of
	Efforts	Cost	change

Total current assets	$22,838,056	$22,838,056	$—
Oil and gas properties, at cost net of accumulated depreciation, depletion and amortization	381,054,186	406,063,309	25,009,123
Property and equipment	2,422,702	2,422,702	—
Other assets	9,181,524	9,181,524	—
	415,496,468	440,505,591	25,009,123

Current liabilities	34,951,858	34,951,857	—
Long term liabilities	56,024,883	56,024,883	—
Preferred stock	2,688,236	2,688,236	—
Common stock	5,819	5,819	—
Additional paid in capital	424,722,529	424,722,529	—

Accumulated deficit	(102,333,575)	(77,324,452)	25,009,123
Accumulated other comprehensive income	164,773	164,773	—
Common stock in Treasury	(728,055)	(728,055)	—
	$415,496,468	$440,505,591	$25,009,123

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under SFAS No. 123R was approximately $507,000 and $207,000 for the three months ended March 31, 2008 and 2007, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	48.2%	43.8%
Risk-free interest rate	1.97%	4.48%
Fair value of options	$4.15	$3.91
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2007	2,775,750	$8.88
Granted	425,250	11.20
Exercised	(23,000)	5.30
Forfeited or expired	(1,416)	12.28
Outstanding at March 31, 2008	3,176,584	$9.21	2.42	$9,407

Exercisable at March 31, 2008	2,179,661	$8.16	1.58	$8,655

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.1 million and $0.2 million respectively.

As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $5.8 million, which we expect to recognize over a weighted average period of 2.3 years.

Restricted Shares

Restricted share activity as of March 31, 2008 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2007	58,330	$10.51
Granted	112,857	11.15
Vested	(19,445)	10.51
Forfeited	—	—
Outstanding at March 31, 2008	151,742	$10.99

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.6 million, which is expected to be recognized over a weighted average period of approximately 3 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company redeemed 92,794 shares of convertible preferred stock for a price of $12 per share. As of March 31, 2008, 131,576 shares of convertible preferred stock remain outstanding. Preferred dividends of approximately $228,000 were accrued at March 31, 2008.

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

During the three months ended March 31, 2008, employees and directors exercised a total of 23,000 options at exercise prices between $4 and $7 per share. The Company received proceeds of approximately $0.1 million from these exercises. We issue new shares of common stock to settle option exercises.

NOTE E—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive. Potential common shares for the three months ended March 31, 2008 and March 31, 2007 of 180,319 and 207,032 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 1,601,576 and 2,315,030 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the three months ended March 31, 2008 and 2007, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $9.21 and $8.46 at March 31, 2008 and March 31, 2007, respectively. At March 31, 2008, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50. The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007 (Restated)

Net income available to shareholders	$9,430,038	$1,400,700

Weighted average shares outstanding - basic	57,582,536	53,519,642
Effect of dilutive securities – stock options	762,014	781,142
Effect of dilutive securities – warrants	300,066	166,056

Weighted average shares outstanding - diluted	58,644,616	54,466,840

Basic net income per share	$0.16	$0.03
Diluted net income per share	$0.16	$0.03

NOTE F—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	March 31, 2008	December 31, 2007

Line of Credit	$82,400,000	$46,152,498
Debentures	1,706,000	2,481,000
Debt collateralized by treasury stock	569,444	594,786
Asset retirement obligations	5,803,662	5,581,481
Litigation provision	1,823,156	1,823,156

	92,302,262	56,632,921
Less current portion	535,053	608,038

Long-term portion	$91,767,209	$56,024,883

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million with an over-advance of $15 million, representing an immediate availability of $135 million. Interest payments are made quarterly in arrears. During the first quarter of 2008 the Company drew down approximately $36 million under this facility. As of March 31, 2008, credit line interest of approximately $565,000 was accrued.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0. As of March 31, 2008, the Company has borrowed $82.4 million under the Credit Facility and was in compliance with all covenants.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.6 million was accrued for as of March 31, 2008.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2008, the Company offered bond holders a premium of 33% to tender their bonds. This offer resulted in the redemption of bonds having a face value of $775,000. The early redemption resulting from this redemption was $256,000 and is reflected in interest expense.

NOTE G—CONTINGENCIES

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

The following summary presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2007, as if the acquisition of the drilling partnerships had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired. The unaudited pro forma information (presented in millions of dollars, except per share amounts) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor is it necessarily indicative of future operating results.

Pro Forma:	Three Months Ended March 31, 2007
Revenues	$12.1
Net income	2.1
Earnings per share:
Basic—	$0.04
Diluted—	$0.04

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

NOTE I—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2008	2007
		(Restated)

Three Months ending March 31,	$9,422,769	$1,457,338

NOTE J – RECENTLY ISSUE ACCOUNTING STANDARDS

Effective January 1, 2008, we implemented Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. We adopted this Statement effective January 1, 2008. During the first quarter of 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS No. 159 did not impact our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD-LOOKING INFORMATION

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2007 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2008, we owned natural gas and oil leasehold interests in approximately 230,000 gross, 130,000 net acres, 90% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 10% of our net acreage.

Liquidity and Capital Resources

Our cash and cash equivalents increased $14.5 million during the first three months of 2008. This resulted from cash provided by financing activities of $33.9 million and cash provided by operating activities of $9.9 million.  This was partially offset by cash used in investing activities of $29.3 million.

Cash used in investing activities primarily results from expenditures on oil and gas properties and equipment.  Cash provided by operating activities primarily relates to oil and gas operations.  Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation) on behalf of a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The current borrowing base is $120 million with an overadvance of $15 million, representing an immediate availability of $135 million. The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of March 31, 2008, the Company has borrowed $82.4 million under the Credit Facility and was in compliance with all covenants.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.6 million was accrued for as of March 31, 2008.

During the first three months of 2008, the Company had net income of $9.4 million as compared to net income of $1.4 million for the first three months of 2007.  At March 31, 2008, current assets exceeded current liabilities by approximately $9.5 million.

At March 31, 2008, we had approximately 2.2 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 2.2 million outstanding vested options, 0.3 million options had exercise prices above the closing market price $11.87 of our common stock on March 31, 2008. If the options with exercise prices below the closing market price on March 31, 2008 are exercised by the holders, we would receive $13.8 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $0.9 million at March 31, 2008.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of March 31, 2008	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Line of credit	$82,400,000	—	—	$82,400,000	—
Bonds	1,706,000	170,600	291,726	236,298	1,007,376
Drilling commitments	1,294,050	1,294,050	—	—	—
Leases	3,590,993	485,827	1,288,924	1,241,618	574,624
Total	$88,991,043	$1,950,477	$1,580,650	$83,877,916	$1,582,000

RESULTS OF OPERATIONS:

Three months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Oil and gas sales. Revenue from oil and gas sales increased $14.0 million in the first quarter of 2008 to $23.5 million, a 148% increase compared to the same quarter in 2007.  This increase resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit (“WTU”) in southern California.  Net oil production for the three months ended March 31, 2008 and 2007 was 243 Mbbls and 161 Mbbls, respectively.  Net gas production for the three months ended March 31, 2008 and 2007 was 405 Mmcf and 216 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended March 31, 2008 and 2007 was $85.17 and $50.51, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2008 and 2007 was $6.80 and $6.15, respectively.

Production & exploration. Production and exploration expense increased $1.8 million in the first quarter of 2008 to $5.9 million, a 46% increase compared to the same quarter in 2007.  Primarily, this increase resulted from an increase in oil production.  Total production increased to 1.9 Bcfe for the first quarter of 2008 compared to 1.2 Bcfe for the first quarter of 2007, an increase of 58%.

Interest and other income. Interest and other income decreased $0.5 million in the first quarter of 2008 to $0.3 million, a 59% decrease compared to the same quarter in 2007. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $1.9 million for the first quarter of 2008 to $3.9 million, a 95% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the first quarter of 2008 compared to the corresponding period of 2007.  Production increased 58% during this period.

General and administrative expenses. General and administrative expenses increased $0.6 million in the first quarter of 2008 to $3.3 million, a 24% increase compared to the corresponding quarter last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an increase in stock option expense of $0.3 million.

Interest expense. Interest expense increased $1.2 million in the first quarter of 2008 to $1.3 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Form 10-K includes a discussion of our critical accounting policies.

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

In accordance with full cost accounting rules, we will be subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. For the three months ended March 31, 2008 and 2007, the Company did not have any charges associated with its ceiling test.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Energy Price Risk

The Company’s most significant market risk is the pricing for natural gas and crude oil. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

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

 The following table summarizes our open financial derivative positions as of March 31, 2008 related to natural gas and crude oil production.

Product	Type	Remaining Contract Period	Volume	Price per Mcf or Bbl	Fair Value
Oil	Put	March 2008-Dec 2008	700 Bbld	$70.00

Total					$68,472

The Company has not elected to designate the aforementioned derivative as a hedge. The change in fair value resulted in approximately $70,000 of net losses recorded to oil and gas revenue for the three months ended March 31, 2008. Our remaining anticipated production for 2008 and beyond is subject to commodity price fluctuations.

Interest Rate Risk

We have exposure to changes in interest rates from our floating rate debt under our Credit Facility with GE Capital Corporation. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow risk from market interest rate changes on this convertible debt. We also hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of purchasers of certain bonds.  Additionally, we may hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts.  The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2007 Annual Report on Form 10-K.

 There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and natural gas prices or a prolonged continuation of low prices may adversely affect the company’s financial position, results of operations and cash flows

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. This information should be considered carefully, together with other information in this report, our press releases and other reports and materials we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

WARREN RESOURCES, INC. (Registrant)

Date: May 7, 2008		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer