Form 10-Q
period 2008-06-30
WARREN RESOURCES INC
filed 2008-08-06
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-33275

WARREN RESOURCES, INC.

(Exact Name of Registrant as Specified in its Charter.)

Maryland	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1114 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 697-9660

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on August 5, 2008 was 58,805,881 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$20,646,145	$12,815,406
Accounts receivable – trade	16,321,437	8,256,199
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	91,925	131,625
Other current assets	1,262,751	1,634,826

Total current assets	38,322,258	22,838,056

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $72,209,017 and $66,240,101 as of June 30, 2008 and December 31, 2007)	453,560,966	406,063,309
Property and equipment—at cost, net	2,191,331	2,422,702
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	827,324	1,184,629
Goodwill	3,430,246	3,430,246
Other assets	4,012,163	4,566,649

Total other assets	464,022,030	417,667,535
	$502,344,288	$440,505,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long term liabilities	$311,652	$608,038
Accounts payable and accruals	30,284,477	34,343,819

Total current liabilities	30,596,129	34,951,857

Long-Term Liabilities
Debentures, less current portion	1,535,400	2,232,900
Other long-term liabilities, less current portion	8,789,336	7,639,485
Line of credit	82,400,000	46,152,498

	92,724,736	56,024,883

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 107,055 shares in 2008 and 224,370 shares in 2007 (aggregate liquidation preference $1,284,660 in 2008 and $2,692,440 in 2007)	1,282,920	2,688,236
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,801,297 in 2008 and 58,191,901 shares in 2007	5,880	5,819
Additional paid-in-capital	428,512,332	424,722,529
Accumulated deficit	(50,158,684)	(77,324,451)
Accumulated other comprehensive income, net of applicable income taxes of $72,000 in 2008 and $108,000 in 2007	109,030	164,773
	379,751,478	350,256,906

Less common stock in Treasury—at cost; 632,250 shares in 2008 and 2007	728,055	728,055
Total stockholders’ equity	379,023,423	349,528,851
	$502,344,288	$440,505,591

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2008	2007	2008	2007
Revenues
Oil and gas sales	$34,235,822	$13,347,043	$57,719,515	$22,828,728
Interest and other income	224,206	588,784	568,980	1,421,545
Net gain (loss) on investments	—	(30,351)	93,346	(22,270)
	34,460,028	13,905,476	58,381,841	24,228,003

Expenses
Lease operating expense and taxes	6,519,354	5,165,860	12,383,248	9,180,799
Depreciation, depletion and amortization	4,512,098	2,582,059	8,425,633	4,590,303
General and administrative	4,485,957	2,964,014	7,798,190	5,631,673
Interest	1,230,782	431,255	2,573,003	588,123
	16,748,191	11,143,188	31,180,074	19,990,898

Income before provision for income taxes	17,711,837	2,762,288	27,201,767	4,237,105

Deferred income tax expense	9,000	18,000	36,000	25,000

Net income	17,702,837	2,744,288	27,165,767	4,212,105

Less dividends and accretion on preferred shares	20,960	66,952	53,852	134,068

Net income applicable to common stockholders	$17,681,877	$2,677,336	$27,111,915	$4,078,037

Earnings per share – Basic	$0.30	$0.05	$0.47	$0.08
Earnings per share – Diluted	0.30	0.05	0.46	0.07

Weighted average common shares outstanding – Basic	58,027,083	54,843,482	57,804,809	54,185,219
Weighted average common shares outstanding – Diluted	59,011,546	56,140,918	58,678,293	55,256,293

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	2008	2007
Cash flows from operating activities:
Net income	$27,165,768	$4,212,105
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(28,149)	(31,640)
Amortization and write-off of deferred bond offering costs	85,205	8,760
Gain on sale of US treasury bonds – available for sale	(93,346)	—
Depreciation, depletion and amortization	8,425,633	4,590,303
Stock option expense	1,085,745	631,936
Deferred tax expense	36,000	25,000
Change in assets and liabilities:
Increase in accounts receivable—trade	(8,065,238)	(2,328,080)
Decrease in other assets	841,357	3,171,409
Increase in accounts payable and accruals	868,997	245,485

Net cash provided by operating activities	30,321,972	10,525,278

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(59,044,973)	(56,299,909)
Purchase of property and equipment	(93,635)	(1,121,547)
Proceeds from U.S. Treasury Bonds—available-for-sale	426,757	—

Net cash used in investing activities	(58,711,851)	(57,421,456)

Cash flows from financing activities:
Proceeds from line of credit	36,247,502	30,000,000
Payments on debt and debentures	(826,323)	(46,458)
Issuance of common stock, net	2,757,971	669,250
Repurchase of preferred stock, net	(1,958,532)	—

Net cash provided by financing activities	36,220,618	30,622,792

Net increase (decrease) in cash and cash equivalents	7,830,739	(16,273,386)

Cash and cash equivalents at beginning of period	12,815,406	43,021,884

Cash and cash equivalents at end of period	$20,646,145	$26,748,498

Supplemental disclosure of cash flow information
Cash paid for interest	$1,994,938	$183,302
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$51,388	$132,261
Common stock issued on conversion of preferred stock	—	6,768
Common stock issued for acquisition of property	—	52,404,230

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in Wyoming, California and New Mexico. In addition, the Company previously served as the managing general partner (the “MGP”) and turnkey drilling contractor to affiliated partnerships and joint ventures.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2008 and December 31, 2007, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and consolidated cash flows for the six months ended June 30, 2008 and 2007. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2007. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2007 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under SFAS No. 123R was approximately $1.1 million and $632,000 for the six months ended June 30, 2008 and 2007, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2008	2007
Dividend yield	0%	0%
Expected volatility	48.1%	43.6%
Risk-free interest rate	2.02%	4.52%
Fair value of options	$4.20	$4.00
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2007	2,775,750	$8.88
Granted	450,250	11.32
Exercised	(589,951)	4.67
Forfeited or expired	(47,083)	11.63
Outstanding at June 30, 2008	2,588,966	$10.21	2.61	$11,576

Exercisable at June 30, 2008	1,624,377	$9.41	1.76	$8,756

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $5.1 million and $1.2 million respectively.

As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $5.1 million, which we expect to recognize over a weighted average period of 2 years.

Restricted Shares

Restricted share activity as of June 30, 2008 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2007	58,330	$10.51
Granted	112,857	11.15
Vested	(19,445)	10.51
Forfeited	—	—
Outstanding at June 30, 2008	151,742	$10.99

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE C—CHANGES IN STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, the Company redeemed 117,315 shares of convertible preferred stock for a price of $12 per share, plus accrued dividends of $1.44 per share. As of June 30, 2008, 107,055 shares of convertible preferred stock remain outstanding.  Preferred dividends of approximately $213,000 were accrued at June 30, 2008.

The preferred stock pays an 8% cumulative dividend and is treated as a deduction in additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock.

Additionally, commencing seven years after the date of issuance (October 1, 2009), holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

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

During the six months ended June 30, 2008, employees and directors exercised a total of 589,951 options at exercise prices between $4 and $10.51 per share. The Company received proceeds of approximately $2.8 million from these exercises. We issue new shares of common stock to settle option exercises.

NOTE D—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2008 and June 30, 2007 of 48,743 and 207,032 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 1,110,492 and 3,442,390 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the six months ended June 30, 2008 and 2007, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $10.21 and $8.72 at June 30, 2008 and June 30, 2007, respectively. At June 30, 2008, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net income available to shareholders	$17,681,877	$2,677,336	$27,111,915	$4,078,037

Weighted average shares outstanding - basic	58,027,083	54,843,482	57,804,809	54,185,219
Effect of dilutive securities – stock options	473,361	874,535	436,706	800,571
Effect of dilutive securities – preferred stock	53,528	—	53,528	—
Effect of dilutive securities – warrants	457,575	422,901	383,250	270,503

Weighted average shares outstanding - diluted	59,011,546	56,140,918	58,678,293	55,256,293

Basic net income per share	$0.30	$0.05	$0.47	$0.08
Diluted net income per share	$0.30	$0.05	$0.46	$0.07

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	June 30, 2008	December 31, 2007

Line of credit	$82,400,000	$46,152,498
Debentures	1,706,000	2,481,000
Debt collateralized by treasury stock	543,463	594,786
Asset retirement obligations	6,563,769	5,581,481
Litigation provision	1,823,156	1,823,156

	93,036,388	56,632,921
Less current portion	311,652	608,038

Long-term portion	$92,724,736	$56,024,883

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million with an over-advance of $15 million, representing an immediate availability of $135 million. Interest payments are made quarterly in arrears. During the first quarter of 2008 the Company drew down approximately $36 million under this facility, leaving $52.6 million of available credit. Credit line interest of approximately $0.6 million was accrued for as of June 30, 2008.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of June 30, 2008, the Company has borrowed $82.4 million under the Credit Facility and was in compliance with all covenants.

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

NOTE F—CONTINGENCIES

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

Our Company policy is to follow the law of the jurisdiction in which we operate and to comply with environmental protection principles. In connection with these alleged events, we believe we have followed and complied with applicable laws and regulations. We believe once we are given an opportunity to present the facts regarding these alleged events, the outcome will be favorable to our Company, our employees and our independent contractors. Conversely, we do not believe an unfavorable outcome will have a material adverse effect on our business, financial condition or results of operation.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that we may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas seeking a refund of approximately $1.8 million paid by Gotham and other insurers for a well blow-out policy that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings which are expected to occur in 2008.

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

NOTE G–COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2008	2007

Six Months ending June 30,	$27,110,024	$4,173,770

Three Months ending June 30,	$17,687,255	$2,716,433

NOTE H – RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2008, we implemented Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities.

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

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

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

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of June 30, 2008, we owned natural gas and oil leasehold interests in approximately 230,000 gross, 129,000 net acres, 89% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $7.8 million during the first six months of 2008. This resulted from cash provided by financing activities of $36.2 million and cash provided by operating activities of $30.4 million.  This was partially offset by cash used in investing activities of $58.7 million.

Cash used in investing activities primarily results from expenditures on oil and gas properties and equipment.  Cash provided by operating activities primarily relates to oil and gas operations.  Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

During November 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation) on behalf of a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The current borrowing base is $120 million with an overadvance of $15 million, representing an immediate availability of $135 million. The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of June 30, 2008, the Company has borrowed $82.4 million under the Credit Facility and was in compliance with all covenants.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.6 million was accrued for as of June 30, 2008.

During the first six months of 2008, the Company had net income of $27.1 million as compared to net income of $4.1 million for the first six months of 2007.  At June 30, 2008, current assets exceeded current liabilities by approximately $7.7 million.

At June 30, 2008, we had approximately 1.6 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.6 million outstanding vested options, 20 thousand options had exercise prices above the closing market price $14.68 of our common stock on June 30, 2008. If the options with exercise prices below the closing market price on June 30, 2008 are exercised by the holders, we would receive $15.0 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $0.9 million at June 30, 2008.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of June 30, 2008	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Line of credit	$82,400,000	—	—	$82,400,000	—
Bonds	1,706,000	170,600	291,726	236,298	1,007,376
Drilling commitments	3,569,850	3,569,850	—	—	—
Leases	3,429,050	323,884	1,288,924	1,241,618	574,624
Total	$91,104,900	$4,064,334	$1,580,650	$83,877,916	$1,582,000

RESULTS OF OPERATIONS:

Three months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Oil and gas sales. Revenue from oil and gas sales increased $20.9 million in the second quarter of 2008 to $34.2 million, a 157% increase compared to the same quarter in 2007.  This increase resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit in southern California and in the Atlantic Rim Project in Wyoming.  Net oil production for the three months ended June 30, 2008 and 2007 was 252 Mbbls and 211 Mbbls, respectively.  Net gas production for the three months ended June 30, 2008 and 2007 was 657 Mmcf and 250 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended June 30, 2008 and 2007 was $112.25 and $57.33, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2008 and 2007 was $9.05 and $4.98, respectively.

Lease operating expense. Lease operating expense for the second quarter increased 26% to $6.5 million ($3.01 per Mcfe) compared to $5.2 million ($3.40 per Mcfe) in the second quarter of 2007. Primarily, this increase resulted from an increase in production.  Total production increased to 2.2 Bcfe for the second quarter of 2008 compared to 1.5 Bcfe for the second quarter of 2007, an increase of 43%.

Interest and other income. Interest and other income decreased $0.4 million in the second quarter of 2008 to $0.2 million, a 62% decrease compared to the same quarter in 2007. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization ..Depreciation, depletion and amortization expense increased $1.9 million for the second quarter of 2008 to $4.5 million, a 75% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the second quarter of 2008 compared to the corresponding period of 2007.  Production increased 43% during this period.

General and administrative expenses. General and administrative expenses increased $1.9 million in the second quarter of 2008 to $4.5 million, a 51% increase compared to the corresponding quarter last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an increase in the annual bonus accrual of $0.8 million and an increase in stock option expense of $0.2 million.

Interest expense. Interest expense increased $0.8 million in the second quarter of 2008 to $1.2 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Six months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Oil and gas sales. Revenue from oil and gas sales increased $34.9 million in the first two quarters of 2008 to $57.7 million, a 153% increase compared to the same period in 2007.  This increase resulted from significantly increasing our drilling activity in the Wilmington Townlot Unit in southern California and the Atlantic Rim Project in Wyoming.  Net oil production for the six months ended June 30, 2008 and 2007 was 495 Mbbls and 373 Mbbls, respectively.  Net gas production for the six months ended June 30, 2008 and 2007 was 1.1 Bcf and 0.5 Bcf, respectively.  The average realized price per barrel of oil for the six months ended June 30, 2008 and 2007 was $98.95 and $54.38, respectively.  Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2008 and 2007 was $8.19 and $5.52, respectively.

Lease operating expense. Lease operating expense for the first the six months of 2008 increased 35% to $12.4 million ($3.07 per Mcfe) compared to $9.2 million ($3.40 per Mcfe) in the first six months of 2007. Primarily, this increase resulted from an increase in production.  Total production increased to 4.0 Bcfe for the six months ended June 30, 2008 compared to 2.7 Bcfe for the same period of 2007, an increase of 49%.

Interest and other income. Interest and other income decreased $0.9 million during the six months ended June 30, 2008 to $0.6 million, a 60% decrease compared to the same period in 2007. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates during the first two quarters of 2008 as compared to the corresponding period last year.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $3.8 million for the first two quarters of 2008 to $8.4 million, an 84% increase compared to the corresponding period last year. This increase results from increased production and increased capitalized costs during the six months ended June 30, 2008 compared to the corresponding period of 2007.  Production increased 49% during this period.

General and administrative expenses. General and administrative expenses increased $2.2 million in the first two quarter of 2008 to $7.8 million, a 38% increase compared to the corresponding quarter last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an annual bonus accrual of $0.8 million and an increase in stock option expense of $0.5 million.

Interest expense. Interest expense increased $2.0 million in the first two quarters of 2008 to $2.6 million compared to the same period last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

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

Commodity Risk

In 2007 we entered into a financial derivative put contract to hedge our exposure to commodity price risk associated with anticipated future crude oil production. Currently, we have used floor price put agreements to hedge approximately 700 barrels per day (Bbl/d) of crude oil. We believe we will have more predictability of our crude oil revenues as a result of these financial derivative contracts.

The following table summarizes our open financial derivative positions as of June 30, 2008 related to crude oil production.

Product	Type	Remaining Contract Period	Volume	Price per Mcf or Bbl	Fair Value
Oil	Put	July 2008-Dec 2008	700 Bbl/d	$70.00	$4,828

The Company has not elected to designate the aforementioned derivative as a hedge. The change in fair value resulted in approximately $134,000 of net losses recorded to oil and gas revenue for the six months ended June 30, 2008. Our remaining anticipated production for 2008 and beyond is subject to commodity price fluctuations.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Fluctuations in oil and natural gas prices or a prolonged continuation of low prices may adversely affect the company’s financial position, results of operations and cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2008, the Company held its Annual Meeting of Stockholders in New York, New York. At the meeting, the following two matters were considered and approved:

(a) Proposal that Chet Borgida, Michael R. Quinlan and Norman F. Swanton be elected as directors for a term expiring at the 2011 annual meeting, or until their successors are duly elected:

Chet Borgida	49,664,920	FOR	921,634	WITHHOLD

Michael R. Quinlan	49,436,237	FOR	1,150,317	WITHHOLD

Norman F. Swanton	49,502,368	FOR	1,084,186	WITHHOLD

(b) Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2008:

49,890,231	FOR	577,877	AGAINST	118,446	ABSTAIN

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a)	Exhibits
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

WARREN RESOURCES, INC. (Registrant)

/s/ Timothy A. Larkin

Date: August 6 , 2008	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer