Form 10-Q
period 2008-09-30
WARREN RESOURCES INC
filed 2008-11-05
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

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

Yes ☐  No ☒

The aggregate number of Registrant’s outstanding shares on November 4, 2008 was 58,825,881 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$34,530,979	$12,815,406
Accounts receivable – trade	14,449,287	8,256,199
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	93,760	131,625
Other current assets	937,578	1,634,826

Total current assets	50,011,604	22,838,056

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $73,423,189 and $66,240,101 as of September 30, 2008 and December 31, 2007)	492,164,621	406,063,309
Property and equipment—at cost, net	2,170,887	2,422,702
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	843,837	1,184,629
Goodwill	3,430,246	3,430,246
Other assets	3,999,567	4,566,649

Total other assets	502,609,158	417,667,535
	$552,620,762	$440,505,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long term liabilities	$314,460	$608,038
Accounts payable and accruals	48,713,336	34,343,819

Total current liabilities	49,027,796	34,951,857

Long-Term Liabilities
Debentures, less current portion	1,535,400	2,232,900
Other long-term liabilities, less current portion	8,980,522	7,639,485
Line of credit	97,400,000	46,152,498

	107,915,922	56,024,883

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 101,525 shares in 2008 and 224,370 shares in 2007 (aggregate liquidation preference $1,218,300 in 2008 and $2,692,440 in 2007)	1,217,545	2,688,236
Common stock – $.0001 par value; authorized, 100,000,000 shares; issued 58,825,881 in 2008 and 58,191,901 shares in 2007	5,882	5,819
Additional paid-in-capital	429,403,778	424,722,529
Accumulated deficit	(34,335,763)	(77,324,451)
Accumulated other comprehensive income, net of applicable income taxes of $74,000 in 2008 and $108,000 in 2007	113,657	164,773
	396,405,099	350,256,906
Less common stock in Treasury—at cost; 632,250 shares in 2008 and 2007	728,055	728,055
Total stockholders’ equity	395,677,044	349,528,851
	$552,620,762	$440,505,591

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2008	2007	2008	2007

Revenues
Oil and gas sales	$33,926,169	$16,765,358	$91,645,684	$39,594,086
Interest and other income	296,536	460,903	865,516	1,882,448
Net gain (loss) on investments	—	(12,536)	93,346	(34,806)
	34,222,705	17,213,725	92,604,546	41,441,728

Expenses
Lease operating expense and taxes	8,303,635	7,281,518	20,686,883	16,462,317
Depreciation, depletion and amortization	5,175,487	3,179,084	13,601,120	7,769,387
General and administrative	3,639,687	3,042,822	11,437,877	8,674,495
Interest	1,282,975	630,252	3,855,978	1,218,375
	18,401,784	14,133,676	49,581,858	34,124,574

Income before provision for income taxes	15,820,921	3,080,049	43,022,688	7,317,154

Deferred income tax expense (benefit)	(2,000)	(25,000)	34,000	—
Net income	15,822,921	3,105,049	42,988,688	7,317,154

Less dividends and accretion on preferred shares	22,698	66,787	76,550	200,855

Net income applicable to common stockholders	$15,800,223	$3,038,262	$42,912,138	$7,116,299

Earnings per share – Basic	$0.27	$0.05	$0.74	$0.13
Earnings per share – Diluted	0.27	0.05	0.73	0.13

Weighted average common shares outstanding – Basic	58,832,654	57,586,698	57,935,207	55,331,505
Weighted average common shares outstanding – Diluted	59,359,482	58,557,994	58,660,202	56,338,604

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	2008	2007
Cash flows from operating activities:
Net income	$42,988,688	$7,317,154
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(39,869)	(47,839)
Amortization and write-off of deferred bond offering costs	122,705	13,212
Gain on sale of US treasury bonds – available for sale	(93,346)	(492)
Depreciation, depletion and amortization	13,601,120	7,769,387
Stock option expense	1,723,857	1,065,611
Deferred tax expense	34,000	—
Change in assets and liabilities:
Increase in accounts receivable—trade	(6,193,088)	(2,421,353)
Decrease in accounts receivable from affiliated partnerships	—	34,890
Decrease in other assets	1,141,625	3,138,887
Increase in accounts payable and accruals	2,221,254	817,883

Net cash provided by operating activities	55,506,946	17,687,340

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(85,375,605)	(79,227,977)
Purchase of property and equipment	(246,181)	(1,224,463)
Proceeds from U.S. Treasury Bonds—available-for-sale	426,757	2,605

Net cash used in investing activities	(85,195,029)	(80,449,835)

Cash flows from financing activities:
Proceeds from line of credit	51,247,502	30,000,000
Payments on debt and debentures	(852,959)	(75,499)
Issuance of common stock, net	2,942,496	1,047,182
Proceeds from short swing sale of stock	91,509	—
Repurchase of preferred stock, net	(2,024,892)	—

Net cash provided by financing activities	51,403,656	30,971,683

Net increase (decrease) in cash and cash equivalents	21,715,573	(31,790,812)

Cash and cash equivalents at beginning of period	12,815,406	43,021,884

Cash and cash equivalents at end of period	$34,530,979	$11,231,072

Supplemental disclosure of cash flow information
Cash paid for interest	$3,192,148	$683,291
Cash paid for income taxes	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$73,100	$195,434
Common stock issued on conversion of preferred stock	—	6,768
Common stock issued for acquisition of property	—	51,229,568

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2008 and December 31, 2007, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and consolidated cash flows for the nine months ended September 30, 2008 and 2007. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2007. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2007 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under Statement of Financial Accounting Standards (“SFAS”) No. 123R was approximately $1.7 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2008	2007
Dividend yield	0%	0%
Expected volatility	48.2%	43.6%
Risk-free interest rate	2.06%	4.52%
Fair value of options	$4.20	$4.00
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2007	2,775,750	$8.88
Granted	470,250	11.30
Exercised	(614,535)	4.79
Forfeited or expired	(67,416)	12.59
Outstanding at September 30, 2008	2,564,049	$10.20	2.40	$2,082

Exercisable at September 30, 2008	1,579,793	$9.37	1.51	$2,082

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $5.2 million and $1.8 million respectively.

As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $3.2 million, which we expect to recognize over a weighted average period of 1.9 years.

Restricted Shares

Restricted share activity as of September 30, 2008 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2007	58,330	$10.51
Granted	112,857	11.15
Vested	(19,445)	10.51
Forfeited	—	—
Outstanding at September 30, 2008	151,742	$10.99

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE C—CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company redeemed 122,845 shares of convertible preferred stock for a price of $12 per share, plus accrued dividends of $1.44 per share, which represents the accrued dividend for 2006 and 2007. As of September 30, 2008, 101,525 shares of convertible preferred stock remain outstanding.  Preferred dividends of approximately $227,000 were accrued at September 30, 2008.

The preferred stock pays an 8% cumulative dividend which is treated as a deduction of additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock.

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

During the nine months ended September 30, 2008, employees and directors exercised a total of 614,535 options at exercise prices between $4 and $10.51 per share. The Company received proceeds of approximately $2.9 million from these exercises. We issue new shares of common stock to settle option exercises.

NOTE D—INCOME PER SHARE

Basic income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2008 and September 30, 2007 of 48,743 and 206,889 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted income per share because they are anti-dilutive. Potential common shares of 2,875,526 and 2,357,365 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted income per share for the nine months ended September 30, 2008 and 2007, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $10.20 and $8.81 at September 30, 2008 and September 30, 2007, respectively. At September 30, 2008, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net income per share is computed based on the following information:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net income available to shareholders	$15,800,223	$3,038,262	$42,912,138	$7,116,299

Weighted average shares outstanding - basic	58,832,654	57,586,698	57,935,207	55,331,505
Effect of dilutive securities – stock options	312,834	730,571	389,673	260,396
Effect of dilutive securities – preferred stock	50,763	—	50,763	—
Effect of dilutive securities – warrants	163,231	240,725	284,559	746,703

Weighted average shares outstanding - diluted	59,359,482	58,557,994	58,660,202	56,338,604

Basic net income per share	$0.27	$0.05	$0.74	$0.13
Diluted net income per share	$0.27	$0.05	$0.73	$0.13

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	September 30, 2008	December 31, 2007

Line of credit	$97,400,000	$46,152,498
Debentures	1,706,000	2,481,000
Debt collateralized by treasury stock	516,827	594,786
Asset retirement obligations	6,784,399	5,581,481
Litigation provision	1,823,156	1,823,156

	108,230,382	56,632,921
Less current portion	314,460	608,038

Long-term portion	$107,915,922	$56,024,883

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million with an over-advance of $15 million, representing an immediate availability of $135 million. Interest payments are made quarterly in arrears. During the first three quarters of 2008 the Company drew down approximately $51 million under this facility, leaving $37.6 million of available credit. Credit line interest of approximately $0.6 million was accrued for as of September 30, 2008.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of September 30, 2008, the Company has borrowed $97.4 million under the Credit Facility and was in compliance with all covenants.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2008, the Company offered bond holders a premium of 33% to tender their bonds. This offer resulted in the redemption of bonds having a face value of $775,000. The early redemption expense resulting from this redemption was $256,000 and is reflected in interest expense.

NOTE F—CONTINGENCIES

State of California v. Warren E&P, Inc., et al.    On January 30, 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company, and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles. The complaint alleges eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. An amended complaint was served on October 30, 2008, which added one additional misdemeanor count for alleged failure to report a release or threatened release to the certain state agencies.  Warren E&P and the various separate defendants filed Demurrers on November 3, 2008, seeking to dismiss the complaints for failure to state a claim on which relief can be granted and/or for a more definite statement. No arraignment before the Superior Court has occurred.

Warren believes the actions by the city attorney are unwarranted. Contrary to the claims made in the complaint, Warren follows an existing regulatory-approved contingency plan, which is maintained on site at the Wilmington Townlot Unit (“WTU”) and North Wilmington Unit (“NWU”). With respect to the alleged event on March 7, 2007 at the NWU, substantially all of the oil was captured within a surrounding concrete retainer wall and pumped to a nearby NWU oil storage tank and sold in the ordinary course of business. None of the alleged events occurred at the WTU central facility.

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

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that we may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings. Both parties have filed Motions for Summary Judgment before the trial court that are expected to be heard in the fourth quarter of 2008.

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

NOTE G—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2008	2007

Nine Months ending September 30,	$42,937,572	$7,317,199

Three Months ending September 30,	$15,827,548	$3,143,429

NOTE H – RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2008, we implemented Financial Accounting Standards Board (FASB) SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities.

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

The FASB revised SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period. Warren does not expect that the adoption of this Standard will have an impact on the financial statements.

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

Overview

We are a growing independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2008, we owned natural gas and oil leasehold interests in approximately 228,000 gross, 126,272 net acres, approximately 85% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $21.7 million during the first nine months of 2008. This resulted from cash provided by financing activities of $51.4 million and cash provided by operating activities of $55.5 million.  This was partially offset by cash used in investing activities of $85.2 million.  During the first nine months of 2008, the Company had net income of $42.9 million as compared to net income of $7.1 million for the first nine months of 2007.

Cash used in investing activities primarily results from expenditures on oil and gas properties and equipment.  Cash provided by operating activities primarily relates to oil and gas operations.  Cash provided by financing activities primarily results from proceeds received from our Credit Facility as discussed in more detail below and from the exercise of stock options and warrants.

On October 13, 2008, Warren announced that in response to the recent steep decline in oil and gas prices combined with the ongoing credit market crisis, the Company intends to reduce its capital expenditure program for the remainder of 2008 and the beginning of 2009.  The capital 2008 expenditure budget was reduced by $18 million.  As of September 30, 2008, current assets exceeded current liabilities by approximately $1 million.  Additionally, the Company had $37 million available in its credit facility as discussed below.  For the foreseeable future, the Company intends to keep capital expenditures in line with forecasted cash flow from operations.

During 2009, Warren is expecting additional production from 30 Sun Dog wells which were drilled in our Atlantic Rim project during the third and fourth quarters of 2008.  Additionally, the Company is expecting increased production during 2009 from our Wilmington Townlot Unit (WTU) in southern California.  Currently, WTU production is capped to due gas flaring issues with the South Coast Air Quality Management District in California.  Once these issues are resolved, the Company will be able to increase oil production in this field.

During November 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation) on behalf of a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving credit facility up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The current borrowing base is $120 million with an overadvance of $15 million, representing an immediate availability of $135 million. The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio (including unused borrowing base in current assets) of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of September 30, 2008, the Company has borrowed $97.4 million under the Credit Facility and was in compliance with all covenants.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. Credit line interest of approximately $0.6 million was accrued for as of September 30, 2008.

At September 30, 2008, we had approximately 1.6 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.6 million outstanding vested options, 436 thousand options had exercise prices above the closing market price $9.98 of our common stock on September 30, 2008. If the options with exercise prices below the closing market price on September 30, 2008 are exercised by the holders, we would receive $9.3 million in cash.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $0.9 million at September 30, 2008.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of September 30, 2008	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Line of credit	$97,400,000	—	—	$97,400,000	—
Bonds	1,706,000	170,600	291,726	236,298	1,007,376
Drilling commitments	1,251,580	1,251,580	—	—	—
Leases	3,267,107	647,768	1,280,419	1,008,881	330,039
Total	$103,624,687	$2,069,948	$1,572,145	$98,645,179	$1,337,415

RESULTS OF OPERATIONS:

Three months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Oil and gas sales. Revenue from oil and gas sales increased $17.2 million in the third quarter of 2008 to $33.9 million, a 102% increase compared to the same quarter in 2007.  This increase resulted from increased production resulting from our drilling activity in southern California and in the Atlantic Rim Project in Wyoming and higher pricing.  Net oil production for the three months ended September 30, 2008 and 2007 was 263 Mbbls and 226 Mbbls, respectively.  Net gas production for the three months ended September 30, 2008 and 2007 was 906 Mmcf and 396 Mmcf, respectively.  The average realized price per barrel of oil for the three months ended September 30, 2008 and 2007 was $106.82 and $66.75, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2008 and 2007 was $6.42 and $4.22, respectively.

Lease operating expense. Lease operating expense for the third quarter increased 14% to $8.3 million ($3.34 per Mcfe) compared to $7.3 million ($4.15 per Mcfe) in the third quarter of 2007. Primarily, this increase resulted from an increase in production.  Total production increased to 2.5 Bcfe for the third quarter of 2008 compared to 1.8 Bcfe for the third quarter of 2007, an increase of 42%.

Interest and other income. Interest and other income decreased $0.2 million in the third quarter of 2008 to $0.3 million, a 36% decrease compared to the same quarter in 2007. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $2.0 million for the third quarter of 2008 to $5.2 million, a 63% increase compared to the corresponding quarter last year. This increase results from increased production and increased capitalized costs during the third quarter of 2008 compared to the corresponding period of 2007.  Production increased 42% during this period.

General and administrative expenses. General and administrative expenses increased $0.6 million in the third quarter of 2008 to $3.6 million, a 20% increase compared to the corresponding quarter last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an increase in stock option expense of $0.2 million.

Interest expense. Interest expense increased $0.7 million in the third quarter of 2008 to $1.3 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Nine months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Oil and gas sales. Revenue from oil and gas sales increased $52.1 million in the first three quarters of 2008 to $91.6 million, a 131% increase compared to the same period in 2007.  This increase resulted from increased production resulting from our drilling activity in southern California and in the Atlantic Rim Project in Wyoming and higher pricing.  Net oil production for the nine months ended September 30, 2008 and 2007 was 759 Mbbls and 599 Mbbls, respectively.  Net gas production for the nine months ended September 30, 2008 and 2007 was 2.0 Bcf and 0.9 Bcf, respectively.  The average realized price per barrel of oil for the nine months ended September 30, 2008 and 2007 was $101.68 and $59.05, respectively.  Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2008 and 2007 was $7.38 and $4.92, respectively.

Lease operating expense. Lease operating expense for the first the nine months of 2008 increased 26% to $20.7 million ($3.17 per Mcfe) compared to $16.5 million ($3.70 per Mcfe) in the first nine months of 2007. Primarily, this increase resulted from an increase in production.  Total production increased to 6.5 Bcfe for the nine months ended September 30, 2008 compared to 4.5 Bcfe for the same period of 2007, an increase of 46%.

Interest and other income. Interest and other income decreased $1.0 million during the nine months ended September 30, 2008 to $0.9 million, a 54% decrease compared to the same period in 2007. This represents a decrease in interest earned due to lower cash and cash equivalents balances at September 30 and lower interest rates during the first three quarters of 2008 as compared to the corresponding period last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $5.8 million for the first three quarters of 2008 to $13.6 million, a 75% increase compared to the corresponding period last year. This increase results from increased production and increased capitalized costs during the nine months ended September 30, 2008 compared to the corresponding period of 2007.  Production increased 46% during this period.

General and administrative expenses. General and administrative expenses increased $2.8 million in the first three quarter of 2008 to $11.4 million, a 32% increase compared to the corresponding period last year.  This reflects an increase in personnel as a result of increased drilling activities.  Also, this reflects an annual bonus accrual of $0.8 million and an increase in stock option expense of $0.6 million.

Interest expense. Interest expense increased $2.6 million in the first three quarters of 2008 to $3.9 million compared to the same period last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

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

The following table summarizes our open financial derivative positions as of September 30, 2008 related to crude oil production.

Product	Type	Remaining Contract Period	Volume	Price per Mcf or Bbl	Fair Value
Oil	Put	Oct. 2008-Dec. 2008	700 Bbl/d	$70.00	$19,628

The Company has not elected to designate the aforementioned derivative as a hedge. The change in fair value resulted in approximately $119,000 of net losses recorded to oil and gas revenue for the nine months ended September 30, 2008. Our remaining anticipated production for 2008 and beyond is subject to commodity price fluctuations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

State of California v. Warren E&P, Inc., et al.    On January 30, 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company, and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles. The complaint alleges eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The January 30, 2008 complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. An amended complaint was served on October 30, 2008, which added one additional misdemeanor count for alleged failure to report a release or threatened release to the certain state agencies.  No arraignment or subsequent proceedings before the Superior Court have occurred.

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

Item 1A. Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 and also disclosure in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 above. This information should be considered carefully, together with other information in this report, our press releases and other reports and materials we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. All of the referenced Risk Factors remain applicable with certain risk factors being updated by the following:

We are highly dependent on oil and gas commodity prices

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and gas reserves.

Prices for oil and gas fluctuate widely. Oil and gas prices directly affect:

•       the amount of cash flow available for capital expenditures;

•       Our ability to borrow and raise additional capital;

•       the quantity of oil and gas that we can economically produce; and

•       the accounting for our oil and gas activities.

The risk that we will be required to writedown the carrying value of our oil and gas properties increases when oil and gas prices decrease.  We did not have a ceiling test writedown at September 30, 2008.  Holding all other factors constant, if the applicable index for oil and gas prices were to drop to levels below the current levels, it is possible that we could experience a ceiling test writedown of our oil and gas properties at December 31, 2008.  In addition, given current market conditions it is reasonably possible that some or all of our goodwill could be impaired in the future.

Low commodity prices may adversely impact the Company’s ability to maintain adequate liquidity.

All of our revenues are derived from the sale of our oil and gas production. While the Company’s cash flows from operations and its available capital from the capital markets and the Amended Credit Facility have been sufficient to meet its current operating expenses, capital expenditures, drilling obligations and debt service requirements to date, the Company’s future liquidity could be negatively impacted by many factors including, but not limited to, continued substantial decreases in the price of crude oil and natural gas from earlier 2008 levels. The NYMEX crude oil spot price declined from to a record high of approximately $145 per barrel in

July 2008 to approximately $63 per barrel on October 27, 2008. Current crude oil prices are significantly lower than prices in 2007 and earlier 2008. Based on crude and natural gas prices at recent levels, the Company’s oil and gas revenues are expected to decrease in the fourth quarter of 2008 as compared to the each of the prior quarters of 2008, resulting in a negative impact on liquidity. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the Company’s liquidity.

The Company’s current plans to address lower crude and natural gas prices are primarily to reduce capital expenditures to a level equal to cash flow from operations, reduce operating expenses and seek additional capital financing. However, the Company’s plans may not be successful in improving its results of operations and liquidity. The Company will be required to use cash to implement its operational activities, including such items as committed well drilling and general and administrative costs and, among others, to pay debt service on its Amended Credit Facility. At September 30, 2008, the Company was in full compliance with the covenants and other provisions of the Amended Credit Facility. The Amended Credit Facility contains affirmative and negative covenants including the following financial maintenance covenants: an interest coverage ratio for any period of four consecutive fiscal quarters to not be less than 2.5 to 1.0, determined as of the last day of each fiscal quarter, and a minimum current ratio of current assets to current liabilities of 1.0 to 1.0. In addition to those described above, other factors may impair the Company’s ability to comply with the covenants. Any failure to be in compliance with any material provision or covenant of the Amended Credit Facility could result in a default which would have a material adverse effect on our liquidity, results of operations and financial condition. At certain oil and natural gas price levels, the Company’s current cost structure, inclusive of our current plans, may exceed the costs required to operate profitably.

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail above and in the Risk Factors section in our  2007 Annual Report on Form 10-K.

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

WARREN RESOURCES, INC. (Registrant)

Date: November 5, 2008		/s/ Timothy A. Larkin

	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer