Form 10-Q
period 2009-03-31
WARREN RESOURCES INC
filed 2009-05-06
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(212) 697-9660

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on May 5, 2009 was 58,876,160 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

TABLE OF CONTENTS

PART I—	FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for three months ended March 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II—	OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$19,424	$29,688
Accounts receivable – trade	6,335	9,680
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	106	109
Inventory	2,875	—
Other current assets	1,888	734

Total current assets	30,628	40,211

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $25,747 and $27,116 as of March 31, 2009 and December 31, 2008)	231,702	239,438
Property and equipment—at cost, net	1,841	2,011
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	956	985
Other assets	3,952	3,988

Total other assets	238,451	246,422
	$269,079	$286,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$318	$315
Accounts payable and accruals	31,258	49,616

Total current liabilities	31,576	49,931

Long-Term Liabilities
Debentures, less current portion	1,508	1,508
Other long-term liabilities, less current portion	10,280	10,769
Line of credit	119,750	112,400

	131,538	124,677

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 98,112 shares in 2009 and 2008, respectively (aggregate liquidation preference $1,178 in 2009 and $1,177 in 2008)	1,178	1,177
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,876,160 in 2009 and 58,825,881 shares in 2008	6	6
Additional paid-in-capital	430,762	430,243
Accumulated deficit	(325,436)	(318,881)
Accumulated other comprehensive income, net of applicable income taxes of $119 in 2009 and $137 in 2008	183	208
	106,693	112,753
Less common stock in Treasury—at cost; 632,250 shares in 2009 and 2008	728	728
Total stockholders’ equity	105,965	112,025
	$269,079	$286,633

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, (Unaudited)
	(in thousands, except share
	and per share data)
	2009	2008
Revenues
Oil and gas sales	$11,547	$23,484
Interest and other income	97	345
Net gain on oil and gas derivative financial instruments	734	—
Net gain on investments	—	93
	12,378	23,922

Expenses
Lease operating expense and taxes	8,799	5,864
Depreciation, depletion and amortization	5,316	3,914
General and administrative	3,255	3,312
Interest	1,544	1,342
	18,914	14,432

Income (loss) before provision for income taxes	(6,536)	9,490

Deferred income tax expense	18	27

Net income (loss)	(6,554)	9,463

Less dividends and accretion on preferred shares	24	33

Net income (loss) applicable to common stockholders	$(6,578)	$9,430

Earnings (loss) per share – Basic	$(0.11)	$0.16
Earnings (loss) per share – Diluted	(0.11)	0.16

Weighted average common shares outstanding – Basic	58,243,910	57,582,536
Weighted average common shares outstanding – Diluted	58,243,910	58,644,616

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	(in thousands)
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(6,554)	$9,463
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(12)	(17)
Amortization and write-off of deferred bond offering costs	37	48
Gain on sale of US treasury bonds — available for sale	—	(93)
Depreciation, depletion and amortization	5,316	3,913
Gain on derivative financial instruments	(87)	—
Stock option expense	543	507
Deferred tax expense	18	27
Change in assets and liabilities:
Decrease (Increase) in accounts receivable—trade	3,345	(2,682)
Decrease (Increase) in other assets	(1,068)	466
(Increase) Decrease in accounts payable and accruals	(1,291)	(1,746)

Net cash provided by operating activities	247	9,886

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(17,833)	(29,609)
Purchase of property and equipment	—	(96)
Proceeds from U.S. Treasury Bonds—available-for-sale	—	426

Net cash used in investing activities	(17,833)	(29,279)

Cash flows from financing activities:
Proceeds from line of credit	7,350	36,247
Payments on debt and debentures	(28)	(800)
Issuance of common stock, net	—	122
Repurchase of preferred stock, net	—	(1,664)

Net cash provided by financing activities	7,322	33,905

Net increase (decrease) in cash and cash equivalents	(10,264)	14,512

Cash and cash equivalents at beginning of period	29,688	12,815

Cash and cash equivalents at end of period	$19,424	$27,327

Supplemental disclosure of cash flow information
Cash paid for interest	$1,500	$791
Noncash investing and financing activities
Accrued preferred stock dividend	24	32

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2009 and December 31, 2008, the consolidated results of operations for the three months ended March 31, 2009 and 2008 and consolidated cash flows for the three months ended March 31, 2009 and 2008. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2008. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2008 Annual Report on Form 10-K.

NOTE B — LIQUIDITY AND MANAGEMENT’S PLANS

At March 31, 2009, the Company had cash and cash equivalents of $19.4 million, a working capital deficit of $0.9 million and incurred a loss of $6.6 million for the three months ended March 31, 2009.  The Company depends on its Credit Facility, as described in Note F, for a portion of its operating and capital needs.  As of March 31, 2009, the Company had $119.8 million outstanding under the Credit Facility which matures in November 2012 and currently has  a borrowing base of $120 million, plus a $15 million over-advance availability through May 19, 2009. In April 2009, the Company repaid $4.75 million of the borrowings leaving an outstanding balance of $115 million. The borrowing base is currently in the process of re-determination.  If the borrowing base is reduced to a level below the current outstanding balance, the Company would be obligated to reduce the deficiency by 25% within 90 days and has an additional 90 days to cure the remaining deficiency.

Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2009, including a reduction in its 2009 capital expenditure budget to $11 million, entered into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, headcount reductions and reductions in discretionary expenditures, including elimination of year-end bonuses and implementation of a salary freeze. The Company is also evaluating other measures to further improve its liquidity, including, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2009.

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under Statement of Financial Accounting Standards (“SFAS”) No. 123R was approximately $0.5 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	69.3%	48.2%
Risk-free interest rate	1.54%	1.97%
Fair value of options	$0.25	$4.15
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2008	2,477,715	$10.15
Granted	1,571,496	0.51
Exercised	—	—
Forfeited or expired	(524,799)	7.18
Outstanding at March 31, 2009	3,524,412	$6.29	3.47	$862

Exercisable at March 31, 2009	1,536,080	$10.86	1.94	—

The total intrinsic value of options exercised during the three months ended March 31, 2008 was $2.1 million. There were no options exercised in the three months ended March 31, 2009.

As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $2.1 million, which we expect to recognize over a weighted average period of 1.8 years.

Restricted Shares

Restricted share activity as of March 31, 2009 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2008	131,392	$10.96
Granted	—	—
Vested	(50,279)	10.90
Forfeited	—	—
Outstanding at March 31, 2009	81,113	$11.00

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

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

Additionally, commencing October 1, 2009, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

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

NOTE E—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2009 and March 31, 2008 of 96,941 and 180,319 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of  5,261,133 and 1,601,576 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $6.29 and $9.21 at March 31, 2009 and March 31, 2008, respectively. At March 31, 2009, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$(6,578)	$9,430

Weighted average shares outstanding - basic	58,243,910	57,582,536
Effect of dilutive securities — stock options	—	762,014
Effect of dilutive securities — preferred stock	—	—
Effect of dilutive securities — warrants	—	300,066

Weighted average shares outstanding - diluted	58,243,910	58,644,616

Basic net earnings (loss) per share	$(0.11)	$0.16
Diluted net earnings (loss) per share	$(0.11)	$0.16

NOTE F—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2009	2008
	(in thousands)

Line of Credit	$119,750	$112,400
Convertible debentures	1,676	1,676
Debt collateralized by treasury stock	461	489
Asset retirement obligations	8,145	8,604
Litigation allowance	1,823	1,823
	131,856	124,992
Less current portion	318	315
Long-term portion	$131,538	$124,677

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million with an over-advance of $15 million, representing an availability of $135 million. Interest payments are made quarterly in arrears. During the first quarter of 2009 the Company drew down approximately $7.35 million under this facility. During April 2009, the Company repaid $4.75 million of the borrowings, leaving $20 million of currently available credit. Credit line interest of approximately $0.6 million was accrued for as of March 31, 2009.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of March 31, 2009, the Company has borrowed $119.75 million under the Credit Facility and was in compliance with all covenants.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2009, there were no Bond Redemptions

NOTE G—CONTINGENCIES

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

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that we may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings. Both parties have filed Motions for Summary Judgment before the trial court that are expected to be heard in the second quarter of 2009.

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

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2009	2008
	(in thousands)
Three Months ending March 31,	$(6,580)	$9,423

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. We adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

The following tables present for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

March 31, 2009
Assets	Level 1	Level 2	Level 3	Total
	(in thousands)

Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,062	$—	$—	$1,062
Commodity derivative asset - (included in other current assets)	—	$87	$—	$87

December 31, 2008
Assets	Level 1	Level 2	Level 3	Total
	(in thousands)

Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,094	$—	$—	$1,094

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our hedges are in the form of swaps.  However, we may use a variety of hedge instruments in the future to hedge. The Company has not designated these derivatives as hedges under SFAS No. 133.

The following table summarizes the open financial derivative positions as of March 31, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

				Price per
Product	Type	Contract Period	Volume	Mcf or Bbl
Gas	Swap	02/01/09-12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09-02/28/11	3,000 Mcf/d	$6.02
Gas	Swap	02/01/09-04/30/09	3,000 Mcf/d	*
Oil	Swap	04/01/09-12/31/09	1,325 Bbld	$49.70
Oil	Swap	01/01/11-12/31/11	1,225 Bbld	$61.80

* This represents a $1.985 differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gain (loss) recognized in income from derivative instruments.

Derivatives not designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under Statement 133
		Three months ended March 31, 2009 (in thousands)
Realized cash settlements on hedges	Net gain on oil and gas derivative financial instruments	$647
Unrealized gain on hedges	Net gain on oil and gas derivative financial instruments	87
Total	Net gain on oil and gas derivative financial instruments	$734

We present our derivative assets and liabilities in our Condensed Balance Sheets on a net basis. The table below reflects the line item in our Condensed Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity – Natural Gas	Other current assets	$4,433

Commodity – Oil	Other current assets	(4,520)

Total derivatives not designated as hedging instruments under Statement 133		$87

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2008, we implemented Financial Accounting Standards Board (FASB) SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). Effective January 1, 2009, we implemented SFAS No. 157 for nonfinancial assets and liabilities. The adoption did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. We adopted this Statement effective January 1, 2008. During the first quarter of 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

The FASB revised SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on our consolidated financial statements.

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2009, we owned natural gas and oil leasehold interests in approximately 166,013 gross, 89,136 acres, approximately 83% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $10.3 million during the first quarter of 2009 to $19.4 million at March 31, 2009. This resulted from cash used in investing activities of $17.8 million.  This was partially offset by cash provided by operating activities of $0.2 million and cash provided by financing activities of $7.3 million.

Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash provided by operating activities was primarily generated by oil and gas operations.  Cash provided by financing activities primarily represents proceeds received under our Credit Facility as discussed in more detail below.

The Company recorded an impairment expense of $272.3 million at December 31, 2008 relating to its ceiling test on the carrying costs of its oil and gas properties and goodwill impairments.  This resulted primarily from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008.  As a result, many of our proved undeveloped reserves became uneconomic at this oil price.  Additionally, the Company wrote off approximately $3.4 million of goodwill at December 31, 2008.  The Company had no impairment charges during the three months ended March 31, 2009.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears.  The current borrowing base is $120 million and the overadvance option is $15 million, representing an immediate availability of $135 million. The overadvance option under the Credit Facility expires on May 19, 2009.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and overadvance option in current assets) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of March 31, 2009, the Company had borrowed $119.8 million under the Credit Facility and was in compliance with all covenants.   If oil and gas commodity prices remain at low levels, the Company could be in violation of Credit Facility covenants during 2009.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) a Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. During the first quarter of 2009, the Company incurred $1.4 million of interest expense under the Credit Facility of which approximately $0.6 million was accrued for as of March 31, 2009. The weighted average interest rate as of March 31, 2009, was 4.74%.

Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. As a result, our access to capital has become limited.

If oil and gas commodity prices remain at recent low levels or go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company.  The borrowing base is currently in the process of re-determination.  If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs. Additionally, the overadvance option under the Credit Facility expires on May 19, 2009.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations.  Additionally, low commodity prices may restrict our ability to meet our current obligations.  As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2009, including a reduction in its 2009 capital expenditure budget to $11 million, entered into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, headcount reductions and reductions in discretionary expenditures, including elimination of year-end bonuses. The Company is also evaluating other measures to further improve its liquidity, including, additional borrowings from 2nd Lien Lenders, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2009. The Company has hired outside consultants to assist us in these endeavors.  There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during 2009.

In addition to exploring ways to raise capital, as mentioned above, the Company has reduced and will continue to reduce its general and administrative expenses by reducing employees and consultants, where necessary.  In addition, the Company has waived the March 2009 annual bonuses and currently has a salary freeze in effect.

During the first quarter of 2009, operating results declined significantly compared to 2008.  Primarily, this resulted from the significant decline in oil and gas commodity prices.  Additionally during the first quarter of 2009, the Company incurred a net loss of $6.6 million as compared to net income of $9.4 million for the comparable period of 2008.  At March 31, 2009, current assets were approximately $1.1 million less than current liabilities.   As mentioned previously, the unused availability under the Credit Facility is added to current assets when calculating the current ratio covenant.

In the future, if natural gas inventories rise to levels such that no natural gas storage capacity exists, certain U.S. natural gas production will need to be reduced or shut in.  Additionally, if commodity prices decline to levels that make it uneconomic to produce oil and natural gas, the Company or its partners may elect to shut in or reduce production.  As a result, some or all of the Company’s oil and natural gas production may be shut in or curtailed during the next 12 months, which would have a material adverse effect on operations.

The Company’s proved reserves declined significantly compared to prior years and may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped oil reserves and our estimated lease operating expenses, a significant portion of our future projects are or may be uneconomic at this time.  As a result, a significant portion of our proved undeveloped reserves are no longer in the proved category.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first quarter of 2009, our oil lease operating expenses were $18.98 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first quarter of 2009, our natural gas lease operating expenses were $4.35 per mcf of gas produced. The Company’s proved reserves are based on assumptions that may prove to be inaccurate.

At March 31, 2009, we had approximately 1.5 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.5 million outstanding vested options, all had exercise prices above the closing market price $0.95 of our common stock on March 31, 2009.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.1 million at March 31, 2009.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations		Less Than	1-3	3-5	More Than
As of March 31, 2009	Total	1 Year	Years	Years	5 Years
			(in thousands)
Line of credit	$119,750	$—	$—	$119,750	$—
Bonds	1,676	167	287	232	990
Leases	2,943	486	1,277	902	278
Total	$124,369	$653	$1,564	$120,884	$1,268

RESULTS OF OPERATIONS:

Three months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Oil and gas sales. Revenue from oil and gas sales decreased $11.9 million in the first quarter of 2009 to $11.5 million, a 51% decrease compared to the same quarter in 2008.  This decrease resulted from a decrease in realized energy prices.  The average realized price per barrel of oil for the three months ended March 31, 2009 and 2008 was $35.14 and $85.17, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2009 and 2008 was $2.89 and $6.80, respectively.  Net oil production for the three months ended March 31, 2009 and 2008 was 253 Mbbls and 243 Mbbls, respectively.  Net gas production for the three months ended March 31, 2009 and 2008 was 920 Mmcf and 405 Mmcf, respectively.

Lease operating expense. Lease operating expense for the first quarter of 2009 increased 50% to $8.8 million ($3.61 per Mcfe) compared to $5.9 million ($3.14 per Mcfe) in the comparable period of 2008. Primarily, this increase resulted from an increase in production.  Total production increased to 2.4 Bcfe for the first quarter of 2009 compared to 1.9 Bcfe for the first quarter of 2008, an increase of 31%.

Interest and other income. Interest and other income decreased $0.2 million in the first quarter of 2009 to $0.1 million, a 72% decrease compared to the same quarter in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates during the quarter as compared to the corresponding quarter last year.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $1.4 million for the first quarter of 2009 to $5.3 million, a 36% increase compared to the corresponding quarter last year. This increase reflects an increase in the depletion rate resulting from increased production and a decrease in proved reserves compared to the same quarter in 2008. Production increased 31% during this period.

General and administrative expenses. General and administrative expenses decreased $0.1 million in the first quarter of 2009 to $3.3 million, a 2% decrease compared to the corresponding quarter last year.  This reflects a decrease in personnel as a result of cost cutting activities.

Interest expense. Interest expense increased $0.2 million in the first quarter of 2009 to $1.5 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2008 Form 10-K includes a discussion of our critical accounting policies.

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

The following table summarizes our open financial derivative positions as of April 27, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

				Price per
Product	Type	Contract Period	Volume	Mcf or Bbl
Gas	Swap	02/01/09-12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09-02/28/11	3,000 Mcf/d	$6.02
Gas	Swap	02/01/09-04/30/09	3,000 Mcf/d	*
Oil	Swap	04/01/09-12/31/09	1,325 Bbld	$49.70
Oil	Swap	01/01/11-12/31/11	1,225 Bbld	$61.80

* This represents a $1.985 differential spread between NYMEX and CIG pricing.

Interest Rate Risk

We hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of certain debentures. Additionally, we hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts. The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.

At March 31, 2009, we had debt outstanding under our Credit Facility of $119.8 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) a Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%.  A 1% increase in this rate would result in annual additional interest of $1.2 million.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2008 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note G — Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding the legal proceedings in which we are involved.

Item 1A. Risk Factors

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and also disclosure in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 above. This information should be considered carefully, together with other information in this report, our press releases and other reports and materials we file with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

WARREN RESOURCES, INC. (Registrant)

Date: May 6, 2009		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer