Form 10-Q
period 2009-06-30
WARREN RESOURCES INC
filed 2009-08-05
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The aggregate number of Registrant’s outstanding shares on August 4, 2009 was 58,876,160 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$9,416	$29,688
Accounts receivable – trade	8,862	9,680
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	97	109
Inventory	2,875	—
Other current assets	884	734

Total current assets	22,134	40,211

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $26,042 and $27,116 as of June 30, 2009 and December 31, 2008)	228,954	239,438
Property and equipment—at cost, net	1,671	2,011
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	877	985
Other assets	4,195	3,988

Total other assets	235,697	246,422
	$257,831	$286,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$321	$315
Accounts payable and accruals	22,942	49,616
Derivative financial instruments	3,139	—

Total current liabilities	26,402	49,931

Long-Term Liabilities
Debentures, less current portion	1,508	1,508
Other long-term liabilities, less current portion	10,444	10,769
Derivative financial instruments	7,313	—
Line of credit	115,000	112,400

	134,265	124,677

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 98,112 shares in 2009 and 2008, respectively (aggregate liquidation preference $1,178 in 2009 and $1,177 in 2008)	1,179	1,177
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,876,160 shares in 2009 and 58,825,881 shares in 2008	6	6
Additional paid-in-capital	431,191	430,243
Accumulated deficit	(334,606)	(318,881)
Accumulated other comprehensive income, net of applicable income taxes of $80 in 2009 and $137 in 2008	122	208
	97,892	112,753

Less common stock in Treasury—at cost; 632,250 shares in 2009 and 2008	728	728
Total stockholders’ equity	97,164	112,025
	$257,831	$286,633

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, (Unaudited)		June 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2009	2008	2009	2008
Operating revenues
Oil and gas sales	$15,219	$34,236	$26,766	$57,720

Operating expenses
Lease operating expense and taxes	5,405	6,519	14,204	12,383
Depreciation, depletion and amortization	5,192	4,512	10,507	8,426
General and administrative	2,825	4,486	6,080	7,798

Total operating expenses	13,422	15,517	30,791	28,607

Income (loss) from operations	1,797	18,719	(4,025)	29,113

Other income (expense)
Interest and other income	24	224	120	569
Interest expense	(1,488)	(1,231)	(3,032)	(2,573)
Loss on derivative financial instruments	(9,464)	—	(8,730)	—
Net gain on investments	—	—	—	93

Total other income (expense)	(10,928)	(1,007)	(11,642)	(1,911)

Income (loss) before taxes	(9,131)	17,712	(15,667)	27,202

Deferred income tax expense	39	9	57	36

Net income (loss)	(9,170)	17,703	(15,724)	27,166

Less dividends and accretion on preferred shares	24	21	48	54

Net income (loss) applicable to common stockholders	$(9,194)	$17,682	$(15,772)	$27,112

Earnings (loss) per share – Basic	$(0.16)	$0.30	$(0.27)	$0.47
Earnings (loss) per share – Diluted	(0.16)	0.30	(0.27)	0.46

Weighted average common shares outstanding – Basic	58,193,631	58,027,083	58,200,020	57,804,809
Weighted average common shares outstanding – Diluted	58,193,631	59,011,546	58,200,020	58,678,293

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	(in thousands)
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(15,724)	$27,166
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(24)	(28)
Amortization and write-off of deferred bond offering costs	95	85
Gain on sale of US treasury bonds – available for sale	—	(93)
Depreciation, depletion and amortization and impairment	10,507	8,425
Loss on derivative financial instruments	10,452	—
Stock option expense	996	1,086
Deferred tax expense	57	36
Change in assets and liabilities:
Decrease (Increase) in accounts receivable—trade	818	(8,065)
Decrease (Increase) in other assets	(150)	841
Decrease in accounts payable and accruals	1,715	869

Net cash provided by operating activities	8,742	30,322
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(31,257)	(59,045)
Purchase of property and equipment	—	(93)
Proceeds from U.S. Treasury Bonds—available-for-sale	—	426

Net cash used in investing activities	(31,257)	(58,712)

Cash flows from financing activities:
Proceeds from line of credit	7,050	36,247
Payments on debt and debentures	(4,807)	(826)
Issuance of common stock, net	—	2,758
Repurchase of preferred stock, net	—	(1,958)

Net cash provided by financing activities	2,243	36,221

Net increase (decrease) in cash and cash equivalents	(20,272)	7,831

Cash and cash equivalents at beginning of period	29,688	12,815

Cash and cash equivalents at end of period	$9,416	$20,646

Supplemental disclosure of cash flow information
Cash paid for interest	$2,546	$1,995
Noncash investing and financing activities
Accrued preferred stock dividend	47	51

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2009 and December 31, 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and consolidated cash flows for the six months ended June 30, 2009 and 2008. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2008. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2008 Annual Report on Form 10-K.

NOTE B – LIQUIDITY AND MANAGEMENT’S PLANS

At June 30, 2009, the Company had cash and cash equivalents of $9.4 million, a working capital deficit of $4.6 million (including a current liability of $3.5 million related to the derivative financial instruments) and incurred a loss of $9.2 million (including a unrealized loss of $9.8 million related to the mark-to-market of derivative financial instruments) for the three months ended June 30, 2009.  The Company depends on its Credit Facility, as described in Note F, for a portion of its operating and capital needs.  As of June 30, 2009, the Company had $115 million outstanding under the Credit Facility which matures in November 2012 and currently has a borrowing base of $120 million. The borrowing base will be re-determined during the fourth quarter of 2009 unless the syndicate banks or the Company request an early, one-time redetermination.  If the borrowing base is reduced to a level below the current outstanding balance, the Company would be obligated to reduce the deficiency by 25% within 90 days and has an additional 90 days to cure the remaining deficiency.

Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2009, including a reduction in its 2009 capital expenditure budget to $9 million, entered into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, employee reductions and reductions in discretionary expenditures, including elimination of year-end bonuses and implementation of a salary freeze in 2009. The Company is also evaluating other measures to further improve its liquidity, including debt or equity sales, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through the next twelve months.

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) under Statement of Financial Accounting Standards (“SFAS”) No. 123R was approximately $0.5 and $0.6 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	69.59%	48.1%
Risk-free interest rate	1.54%	2.02%
Fair value of options	$0.28	$4.20
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2008	2,477,715	$10.15
Granted	1,619,874	0.56
Exercised	—	—
Forfeited or expired	(674,799)	8.04
Outstanding at June 30, 2009	3,422,790	$6.02	3.27	$3,063

Exercisable at June 30, 2009	1,411,913	$10.86	1.63	$—

The total intrinsic value of options exercised during the six months ended June 30, 2008 was $5.1 million. There were no options exercised in the six months ended June 30, 2009.

As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $1.9 million, which we expect to recognize over a weighted average period of 1.6 years.

Restricted Shares

Restricted share activity as of June 30, 2009 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2008	131,392	$10.96
Granted	—	—
Vested	(50,279)	10.90
Forfeited	—	—
Outstanding at June 30, 2009	81,113	$11.00

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.9 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

The preferred stock pays an 8% cumulative dividend which is treated as a deduction of additional paid in capital. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder, into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock.

Additionally, on October 1, 2009, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders.

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

NOTE E—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2009 and June 30, 2008 of 96,941 and 48,743 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of  3,980,941 and 1,110,492 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the six months ended June 30, 2009 and 2008, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $6.02 and $10.21 at June 30, 2009 and June 30, 2008, respectively. At June 30, 2009, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$(9,194)	$17,682	$(15,772)	$27,112

Weighted average shares outstanding - basic	58,193,631	58,027,083	58,200,020	57,804,809
Effect of dilutive securities – stock options	—	473,360	—	436,706
Effect of dilutive securities – preferred stock	—	53,528	—	53,528
Effect of dilutive securities – warrants	—	457,575	—	383,250

Weighted average shares outstanding - diluted	58,193,631	59,011,546	58,200,020	58,678,293

Basic net earnings (loss) per share	$(0.16)	$0.30	$(0.27)	$0.47
Diluted net earnings (loss) per share	$(0.16)	$0.30	$(0.27)	$0.46

NOTE F—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	June 30,	December 31,
	2009	2008
	(in thousands)
Line of Credit	$115,000	$112,400
Convertible debentures	1,676	1,676
Debt collateralized by treasury stock	433	489
Asset retirement obligations	8,341	8,604
Litigation allowance	1,823	1,823
	127,273	124,992
Less current portion	321	315
Long-term portion	$126,952	$124,677

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Capital Corporation). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made quarterly in arrears. During the first quarter of 2009 the Company drew down approximately $7.35 million under this facility. During April 2009, the Company repaid $4.75 million of the borrowings, leaving $5 million of currently available credit. Credit line interest of approximately $0.5 million was accrued for as of June 30, 2009.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of June 30, 2009, the Company has borrowed $115 million under the Credit Facility and was in compliance with all covenants.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the six months ended June 30, 2009, there were no Bond Redemptions

NOTE G—CONTINGENCIES

In January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company (“Warren E&P”), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.).  The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. Warren E&P has been discussing and negotiating a resolution of this case with the City Attorney’s office, and has reached a tentative, oral agreement with the City Attorney’s office to settle this case. The oral agreement must be documented in writing, but generally provides that the criminal case will be dismissed against all defendants, and Warren will be required to enter into a Consent Decree and Civil Compromise Agreement, which will require it to pay certain costs and civil penalties and fines in the approximate amount of $100,000. Warren E&P and its counsel are currently working with the City Attorney’s office on the specific terms of the Consent Decree and Civil Compromise Agreement, and both anticipate this case will be resolved and ultimately settled in the third quarter of 2009.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings. Both parties have filed Motions for Summary Judgment before the trial court that are expected to be heard in the third quarter of 2009.

Except for the foregoing, the Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2008	2009
	(in thousands)
Six Months ending June 30,	$(15,811)	$27,110

Three Months ending June 30,

$

 (9,231

)

$

 17,687

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

U.S Treasury Bonds - Trading and Available-For-Sale Securities.  The fair values are based upon quoted market prices for those or similar investments and are reported on the Consolidated Balance Sheets at fair value.

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

Line of Credit. The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2009		2008
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral Security account	$3,156	$3,156	$3,154	$3,154
Financial liabilities
Fixed rate debentures	$1,797	$1,676	$2,543	$1,676
Other long-term liabilities	433	433	489	489
Line of credit	115,000	115,000	112,400	112,400

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

June 30, 2009	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds
– available for sale, at fair value	$974	$—	$—	$974

	Level 1	Level 2	Level 3	Total

Liabilities
Commodity derivative liability	$330	$10,122	$—	$10,452

December 31, 2008	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds
– available for sale, at fair value	$1,094	$—	$—	$1,094

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges under SFAS No. 133.

The following table summarizes the open financial derivative positions as of June 30, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

				Price per
Product	Type	Contract Period	Volume	Mcf or Bbl
Gas	Swap	02/01/09-12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09-02/28/11	3,000 Mcf/d	$6.02
Oil	Swap	04/01/09-12/31/09	1,325 Bbld	$49.70
Oil	Swap	01/01/11-12/31/11	1,225 Bbld	$61.80

The tables below summarize the amount of gain (loss) recognized in income from derivative instruments.

	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under Statement 133	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under Statement 133
Derivatives not designated as Hedging Instruments under Statement 133	Three months ended June 30, 2009 (in thousands)	Six months ended June 30, 2009 (in thousands)
Realized cash settlements on hedges	$376	$1,392
Unrealized gain (loss) on hedges	(9,840)	(10,122)
Total	$(9,464)	$(8,730)

We present our derivative assets and liabilities in our Condensed Balance Sheets on a net basis. All derivatives are held with one counter party and gains and losses are offset in the Balance Sheet presentation. The table below reflects the line item in our Condensed Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity – Natural Gas	current	$3,062
Commodity – Natural Gas	Non-current	(138)
Commodity – Oil	current	(6,201)
Commodity – Oil	Non-current	(7,175)

Total derivatives not designated as hedging instruments under Statement 133		$(10,452)

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  We adopted this new accounting standard effective April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 30, 2009. The Company has evaluated subsequent events through August 5, 2009, which is the date these financial statements were issued.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2008 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of June 30, 2009, we owned natural gas and oil leasehold interests in approximately 163,053 gross, 86,716 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $20.3 million during the six months of 2009 to $9.4 million at June 30, 2009. This resulted from cash used in investing activities of $31.3 million.  This was partially offset by cash provided by operating activities of $8.7 million and cash provided by financing activities of $2.2 million.

Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash provided by operating activities was primarily generated by oil and gas operations.  Cash provided by financing activities primarily represents proceeds received under our Credit Facility as discussed in more detail below.

The Company recorded an impairment expense of $272.3 million at December 31, 2008 relating to its ceiling test on the carrying costs of its oil and gas properties and goodwill impairments.  This resulted primarily from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008.  As a result, many of our proved undeveloped reserves became uneconomic at this oil price.  Additionally, the Company wrote off approximately $3.4 million of goodwill at December 31, 2008.  The Company had no impairment charges during the six months ended June 30, 2009.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $5 million.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of June 30, 2009, the Company had borrowed $115 million under the Credit Facility and was in compliance with all covenants.   If oil and gas commodity prices are at lower levels, the Company could be in violation of Credit Facility covenants during 2009.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

On May 12, 2009, Warren and its lenders amended the Credit Facility (the “First Amendment”) to (i) increase the margins on LIBOR based borrowings from a range of 1.25% to 2.0% to a range of 2.75% to 3.50% (depending on the then-current borrowing base usage), (ii) increase the margins on Base Rate borrowings from a range of 0% to 0.75% to a range of 1.50% to 2.25% (depending on the then-current borrowing base usage), (iii) add a floor to the margin rate of all LIBOR based loans to 3.50% for the next six months, and (iv) increase the unused commitment fee rate from a range of 0.20% to 0.50% to a flat rate of 0.50%. The First Amendment also gives Warren the right for the next six months, if it so chooses, to obtain up to a $30 million financing secured by a second mortgage lien on its assets on terms acceptable to each of the Credit Facility lenders.

During the second quarter of 2009, the Company incurred $1.4 million of interest expense under the Credit Facility of which approximately $0.5 million was accrued for as of June 30, 2009. The weighted average interest rate as of June 30, 2009, was 4.85%.

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

If oil and gas commodity prices remain at recent low levels or go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company.  The borrowing base will be re-determined during the fourth quarter of 2009 unless the syndicate banks or the Company request an earlier, one-time re-determination.  If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations.  Additionally, low commodity prices may restrict our ability to meet our current obligations.  As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2009, including a reduction in its 2009 capital expenditure budget to $9 million, entered into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, headcount reductions and reductions in discretionary expenditures, including elimination of year-end bonuses. The Company is also evaluating other measures to further improve its liquidity, including, additional borrowings from 2nd Lien Lenders, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2009. The Company has hired outside consultants to assist us in these endeavors.  There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during 2009.

In addition to exploring ways to raise capital, as mentioned above, the Company has reduced and will continue to reduce its general and administrative expenses by reducing employees and consultants, where necessary.  In addition, the Company has waived the March 2009 annual bonuses and currently has a salary freeze in effect.

During the first six months of 2009, operating results declined significantly compared to 2008.  Primarily, this resulted from the significant decline in oil and gas commodity prices.  Additionally during the first six months of 2009, the Company incurred a net loss of $9.2 million (including $9.8 million in unrealized losses relating to the mark-to-market of derivative financial instruments) as compared to net income of $17.7 million for the comparable period of 2008.  At June 30, 2009, current assets were approximately $4.6 million less than current liabilities (including $3.5 million in current liabilities relating to derivative financial instruments).   As mentioned previously, the unused availability under the Credit Facility is added to current assets when calculating the current ratio covenant.  Additionally, current assets and current liabilities relating to unrealized gains and losses from derivative financial instruments are excluded from the calculation.

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

The Company’s proved reserves declined significantly compared to prior years and may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped oil reserves and our estimated lease operating expenses, a significant portion of our future projects are or may be uneconomic at this time.  As a result, a significant portion of our proved undeveloped reserves are no longer in the proved category.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the second quarter of 2009, our oil lease operating expenses were $13.36 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the second quarter of 2009, our natural gas lease operating expenses were $2.41 per mcf of gas produced. The Company’s proved reserves are based on assumptions that may prove to be inaccurate.

At June 30, 2009, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, all had exercise prices above the closing market price $2.45 of our common stock on June 30, 2009.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $0.9 million at June 30, 2009.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations		Less Than	1-3	3-5	More Than
As of June 30, 2009	Total	1 Year	Years	Years	5 Years
	(in thousands)
Line of credit	$115,000	$—	$—	$115,000	$—
Bonds	1,676	167	287	232	990
Leases	2,781	324	1,277	902	278
Total	$119,457	$491	$1,564	$116,134	$1,268

*                      Does not include estimated interest of $5,852,000 less than one year, $11,720,000 1-3 years, $2,601,000 3-5 years and $1,500,000 thereafter.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Oil and gas sales. Revenue from oil and gas sales decreased $19.0 million in the second quarter of 2009 to $15.2 million, a 56% decrease compared to the same quarter in 2008.  This decrease resulted from a decrease in realized energy prices.  The average realized price per barrel of oil for the three months ended June 30, 2009 and 2008 was $53.81 and $112.25, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2009 and 2008 was $2.67 and $9.05, respectively.  Net oil production for the three months ended June 30, 2009 and 2008 was 237 Mbbls and 252 Mbbls, respectively.  Net gas production for the three months ended June 30, 2009 and 2008 was 930 Mmcf and 657 Mmcf, respectively.

Lease operating expense. Lease operating expense for the second quarter of 2009 decreased 17% to $5.4 million ($2.30 per Mcfe) compared to $6.5 million ($3.01 per Mcfe) in the comparable period of 2008. Primarily, this decrease reduced lease operating expenses in our Atlantic Rim Project resulted from shutting in uneconomic wells and reduced workovers on wells.  Additionally, this decrease resulted from reduced field expenses in our California oil properties.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $0.7 million for the second quarter of 2009 to $5.2 million, a 15% increase compared to the corresponding quarter last year. This increase reflects an increase in production and an increase in the depletion rate resulting from a decrease in proved reserves compared to the same quarter in 2008. Production increased 8% during this period.

General and administrative expenses. General and administrative expenses decreased $1.7 million in the second quarter of 2009 to $2.8 million, a 37% decrease compared to the corresponding quarter last year.  This reflects a decrease in personnel as a result of cost cutting activities.

Interest expense. Interest expense increased $0.3 million in the second quarter of 2009 to $1.5 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Interest and other income. Interest and other income decreased $0.2 million in the second quarter of 2009 to $24 thousand, an 89% decrease compared to the same quarter in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates as compared to the corresponding quarter last year.

Loss on derivative financial instruments. Derivative losses of $9.5 million were recorded in the second quarter of 2009. This amount reflects $9.8 million of unrealized losses, resulting from mark to market accounting of our oil and gas swaps and is partially offset by $0.3 million of realized gains in the quarter from our natural gas swap positions.

Six months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Oil and gas sales. Revenue from oil and gas sales decreased $30.1 million during the first six months of 2009 to $26.8 million, a 54% decrease compared to the same period in 2008.  This decrease resulted from a decrease in realized energy prices.  The average realized price per barrel of oil for the six months ended June 30, 2009 and 2008 was $44.17 and $98.95, respectively.  Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2009 and

2008 was $2.78 and $8.19, respectively.  Net oil production for the six months ended June 30, 2009 and 2008 was 490 Mbbls and 495 Mbbls, respectively.  Net gas production for the six months ended June 30, 2009 and 2008 was 1.9 Bcf and 1.1 Bcf, respectively.

Lease operating expense. Lease operating expense for the first six months of 2009 increased 15% to $14.2 million ($2.96 per Mcfe) compared to $12.4 million ($3.07 per Mcfe) in the comparable period of 2008. Primarily, this increase resulted from an increase in production.  Total production increased to 4.8 Bcfe for the first six months of 2009 compared to 4.0 Bcfe for the first six months of 2008, an increase of 19%.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $2.1 million for the first six months of 2009 to $10.5 million, a 25% increase compared to the corresponding period last year. This increase reflects an increase in production and an increase in the depletion rate resulting from a decrease in proved reserves compared to the same period in 2008. Production increased 19% during this period.

General and administrative expenses. General and administrative expenses decreased $1.7 million in the first six months of 2009 to $6.1 million, a 22% decrease compared to the corresponding period last year.  This reflects a decrease in personnel as a result of cost cutting activities.

Interest expense. Interest expense increased $0.5 million in the first six months of 2009 to $3.0 million compared to the same period last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Interest and other income. Interest and other income decreased $0.4 million in the first six months of 2009 to $0.1 million, a 79% decrease compared to the same period in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates as compared to the corresponding period last year.

Loss on derivative financial instruments. Derivative losses of $8.7 million were recorded in the first six months of 2009. This amount reflects $10.1 million of unrealized losses, resulting from mark to market accounting of our oil and gas swaps and is partially offset by $1.4 million of realized gains in the quarter from our natural gas swap positions.

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

The following table summarizes our open financial derivative positions as of August 1, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

				Price per
Product	Type	Contract Period	Volume	Mcf or Bbl
Gas	Swap	02/01/09-12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09-02/28/11	3,000 Mcf/d	$6.02
Oil	Swap	04/01/09-12/31/09	1,325 Bbld	$49.70
Oil	Swap	01/01/11-12/31/11	1,225 Bbld	$61.80

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

At June 30, 2009, we had debt outstanding under our Credit Facility of $115 million.  On May 12, 2009, Warren and its lenders amended the Credit Facility (the “First Amendment”) to (i) increase the margins on LIBOR based borrowings from a range of 1.25% to 2.0% to a range of 2.75% to 3.50% (depending on the then-current borrowing base usage), (ii) increase the margins on Base Rate borrowings from a range of 0% to 0.75% to a range of 1.50% to 2.25% (depending on the then-current borrowing base usage), (iii) add a floor to the margin rate of all LIBOR based loans to 3.50% for the next six months, and (iv) increase the unused commitment fee rate from a range of 0.20% to 0.50% to a flat rate of 0.50%.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note G — Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding the legal proceedings in which we are involved.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.    Not applicable

b.    Not applicable

c.    Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held on May 20, 2009 in New York, NY there were represented by person or by proxy 52,036,389 shares of common stock out of 58,872,593 shares entitled to vote as of the record date, constituting a quorum. At the meeting, the following two matters were considered and approved:

•                  Proposal that Len DeCecchis and Thomas Noonan be elected as directors for a term expiring at the 2012 annual meeting, or until their successors are duly elected:

Len DeCecchis	30,694,690	FOR	21,341,698	WITHHOLD

Thomas Noonan	30,995,886	FOR	21,040,502	WITHHOLD

•                  Proposal to ratify the appointment of Grant Thornton LLP as the Company’s auditors for 2009:

51,467,753	FOR	340,866	AGAINST	227,769	ABSTAIN

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

10.1*	Form of Change of Control Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC. (Registrant)

Date: August 5, 2009	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer