Form 10-Q
period 2009-09-30
WARREN RESOURCES INC
filed 2009-11-04
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The aggregate number of Registrant’s outstanding shares on November 4, 2009 was 70,651,160 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$8,736	$29,688
Accounts receivable – trade	9,745	9,680
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	103	109
Inventory	2,019	—
Other current assets	737	734

Total current assets	21,340	40,211

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $26,353 and $27,116 as of September 30, 2009 and December 31, 2008)	226,018	239,438
Property and equipment—at cost, net	1,534	2,011
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	929	985
Other assets	4,137	3,988

Total other assets	232,618	246,422
	$253,958	$286,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$413	$315
Accounts payable and accruals	17,863	49,616
Derivative financial instruments	1,754	—

Total current liabilities	20,030	49,931

Long-Term Liabilities
Debentures, less current portion	1,508	1,508
Other long-term liabilities, less current portion	10,390	10,769
Derivative financial instruments	7,211	—
Line of credit	115,000	112,400

	134,109	124,677

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 98,112 shares in 2009 and 2008, respectively (aggregate liquidation preference $1,178 in 2009 and $1,177 in 2008)	1,179	1,177
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 58,876,160 shares in 2009 and 58,825,881 shares in 2008	6	6
Additional paid-in-capital	431,626	430,243
Accumulated deficit	(332,412)	(318,881)
Accumulated other comprehensive income, net of applicable income taxes of $74 in 2009 and $137 in 2008	148	208
	100,547	112,753
Less common stock in Treasury—at cost; 632,250 shares in 2009 and 2008	728	728
Total stockholders’ equity	99,819	112,025
	$253,958	$286,633

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, (Unaudited)		September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2009	2008	2009	2008
Operating revenues
Oil and gas sales	$16,439	$33,926	$43,204	$91,646

Operating expenses
Lease operating expense and taxes	5,771	8,304	19,975	20,687
Depreciation, depletion and amortization	5,253	5,175	15,760	13,601
General and administrative	2,502	3,640	8,582	11,438

Total operating expenses	13,526	17,119	44,317	45,726

Income (loss) from operations	2,913	16,807	(1,113)	45,920

Other income (expense)
Interest and other income	22	297	143	866
Interest expense	(1,658)	(1,283)	(4,690)	(3,856)
Gain (loss) on derivative financial instruments	898	—	(7,832)	—
Net gain on investments	—	—	—	93

Total other income (expense)	(738)	(986)	(12,379)	(2,897)

Income (loss) before taxes	2,175	15,821	(13,492)	43,023

Deferred income tax expense (benefit)	(18)	(2)	39	34

Net income (loss)	2,193	15,823	(13,531)	42,989

Less dividends and accretion on preferred shares	24	23	72	77

Net income (loss) applicable to common stockholders	$2,169	$15,800	$(13,603)	$42,912

Earnings (loss) per share – Basic	$0.04	$0.27	$(0.23)	$0.74
Earnings (loss) per share – Diluted	0.04	0.27	(0.23)	0.73

Weighted average common shares outstanding – Basic	58,243,910	58,832,654	58,231,570	57,935,207
Weighted average common shares outstanding – Diluted	59,372,684	59,359,482	58,231,570	58,660,202

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(13,531)	$42,989
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(36)	(40)
Amortization and write-off of deferred bond offering costs	153	122
Gain on sale of US treasury bonds — available for sale	—	(93)
Depreciation, depletion and amortization and impairment	15,760	13,601
Loss on derivative financial instruments	8,965	—
Stock option expense	1,455	1,724
Deferred tax expense	39	34
Change in assets and liabilities:
Increase in accounts receivable—trade	(64)	(6,193)
Decrease (Increase) in other assets	(5)	1,142
Decrease in accounts payable and accruals	1,803	2,221

Net cash provided by operating activities	14,539	55,507

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(37,705)	(85,375)
Purchase of property and equipment	—	(246)
Proceeds from U.S. Treasury Bonds—available-for-sale	—	426

Net cash used in investing activities	(37,705)	(85,195)

Cash flows from financing activities:
Proceeds from line of credit	7,050	51,248
Payments on debt and debentures	(4,836)	(853)
Issuance of common stock, net	—	2,942
Proceeds from short swing sale of stock	—	92
Repurchase of preferred stock, net	—	(2,025)

Net cash provided by financing activities	2,214	51,404

Net increase (decrease) in cash and cash equivalents	(20,952)	21,716

Cash and cash equivalents at beginning of period	29,688	12,815

Cash and cash equivalents at end of period	$8,736	$34,531

Supplemental disclosure of cash flow information
Cash paid for interest	$4,697	$3,192
Noncash investing and financing activities
Accrued preferred stock dividend	71	73

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2009 and December 31, 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and consolidated cash flows for the nine months ended September 30, 2009 and 2008. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2008. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2008 Annual Report on Form 10-K.

NOTE B — LIQUIDITY AND MANAGEMENT’S PLANS

At September 30, 2009, the Company had cash and cash equivalents of $8.7 million, a working capital surplus of $1.3 million (including a net unrealized loss in current liabilities of $1.5 million related to the derivative financial instruments) and had earnings of $2.2 million (including a unrealized gain of $1.4 million related to the mark-to-market of derivative financial instruments) for the three months ended September 30, 2009.  In order to improve its liquidity position, on October 23, 2009, the Company sold 11.8 million shares of common stock at $2.60 per share.  The Company received net proceeds of $28.9 million.  Warren used $7.6 million of the proceeds to pay down debt under its Credit Facility which will subsequently be drawn in order to finance existing development activities and general corporate purposes.  The Company depends on its Credit Facility, as described in Note F, for a portion of its operating and capital needs.  Currently the Company has $107.4 million outstanding under the Credit Facility which matures in November 2012 and has a borrowing base of $120 million. The borrowing base was re-determined during the fourth quarter of 2009.  If the borrowing base is reduced to a level below the current outstanding balance, the Company would be obligated to reduce the deficiency by 25% within 90 days and has an additional 90 days to cure the remaining deficiency.

Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2009, including selling common shares and receiving net proceeds of $28.9 million during October 2009, reducing its 2009 capital expenditure budget to $9 million, entering into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shutting-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, reducing its employee workforce and reducing in discretionary expenditures, including elimination of year-end bonuses and implementation of a salary freeze in 2009. The Company is also evaluating other measures to further improve its liquidity, including volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through the next twelve months.

NOTE C—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.5 and $0.6 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	69.59%	48.22%
Risk-free interest rate	1.54%	2.06%
Fair value of options	$0.28	$4.20
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2008	2,477,715	$10.15
Granted	1,619,874	0.56
Exercised	—	—
Forfeited or expired	(678,549)	8.06
Outstanding at September 30, 2009	3,419,040	$6.02	3.02	$3,888

Exercisable at September 30, 2009	1,417,330	$10.85	1.39	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $5.2 million. There were no options exercised in the nine months ended September 30, 2009.

As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $1.6 million, which we expect to recognize over a weighted average period of 1.4 years.

Restricted Shares

Restricted share activity as of September 30, 2009 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2008	131,392	$10.96
Granted	—	—
Vested	(50,279)	10.90
Forfeited	—	—
Outstanding at September 30, 2009	81,113	$11.00

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.7 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

NOTE D—CHANGES IN STOCKHOLDERS’ EQUITY

The preferred stock pays an 8% cumulative dividend which is treated as a deduction of additional paid in capital, due to insufficient retained earnings. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law.  The preferred stock may be voluntarily converted, at the election of the holder, into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock. The accrual of the dividend is deducted from earnings in the calculation of earnings attributable to common stockholders.

Additionally, commencing October 1, 2009, holders of the preferred stock can elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings applicable to common stockholders.

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

NOTE E—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2009 and September 30, 2008 of  96,941 and 48,743 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of  3,552,191 and 2,875,526 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2009 and 2008, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $6.02 and $10.20 at September 30, 2009 and September 30, 2008, respectively. At September 30, 2009, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note D).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$2,169	$15,800	$(13,603)	$42,912

Weighted average shares outstanding - basic	58,243,910	58,832,654	58,231,570	57,935,207
Effect of dilutive securities – stock options	1,128,774	312,834	—	389,673
Effect of dilutive securities – preferred stock	—	50,763	—	50,763
Effect of dilutive securities – warrants	—	163,231	—	284,559

Weighted average shares outstanding - diluted	59,372,684	59,359,482	58,231,570	58,660,202

Basic net earnings (loss) per share	$0.04	$0.27	$(0.23)	$0.74
Diluted net earnings (loss) per share	$0.04	$0.27	$(0.23)	$0.73

NOTE F—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2009	2008
	(in thousands)

Line of Credit	$115,000	$112,400
Convertible debentures	1,676	1,676
Debt collateralized by treasury stock	404	489
Asset retirement obligations	8,408	8,604
Litigation allowance	1,823	1,823
	127,311	124,992
Less current portion	413	315
Long-term portion	$126,898	$124,677

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.) The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made quarterly in arrears. During the first quarter of 2009 the Company drew down approximately $7.35 million under this facility. During April 2009 and October 2009, the Company repaid $4.75 million and $7.6 million respectively, of the borrowings, leaving $12.6 million of currently available credit. Credit line interest of approximately $0.4 million was accrued as of September 30, 2009. Currently the Company has $107.4 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense to of 2.5 to 1.0.  As of September 30, 2009, the Company has borrowed $115 million under the Credit Facility and was in compliance with all covenants.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the nine months ended September 30, 2009, there were no Bond Redemptions.

NOTE G—CONTINGENCIES

In January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company (“Warren E&P”), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.).  The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. Warren E&P has been discussing and negotiating a resolution of this case with the City Attorney’s office, and has reached a tentative, oral agreement with the City Attorney’s office to settle this case. The oral agreement must be documented in writing, but generally provides that the criminal case will be dismissed against all defendants, and Warren will be required to enter into a Consent Decree and Civil Compromise Agreement, which will require it to pay certain costs and civil penalties and fines in the approximate amount of $100,000. Warren E&P and its counsel are currently working with the City Attorney’s office on the specific terms of the Consent Decree and Civil Compromise Agreement, and both anticipate this case will be resolved and ultimately settled in the fourth quarter of 2009.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case has been remanded to the trial court for further proceedings. Both parties have filed Motions for Summary Judgment before the trial court that are expected to be heard in the fourth quarter of 2009.

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

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	2009	2008
	(in thousands)
Nine Months ending September 30,	$(13,591)	$42,938
Three Months ending September 30,	$2,220	$15,828

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

U.S. Treasury Bonds - Trading and Available-For-Sale Securities.  The fair values are based upon quoted market prices for those or similar investments and are reported on the Consolidated Balance Sheets at fair value.

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

Line of Credit. The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	September 30, 2009		December 31, 2008
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
U.S. Treasury Bonds	$1,031	$1,031	$1,094	$1,094
Collateral security account	3,157	3,157	3,154	3,154
Financial liabilities
Fixed rate debentures	$1,876	$1,676	$2,543	$1,676
Other long-term liabilities	404	404	489	489
Derivatives	8,965	8,965	—	—
Line of credit	115,000	115,000	112,400	112,400

FAIR VALUE MEASUREMENTS:

Fair value as defined by authoritative literature is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

September 30, 2009	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds
– available for sale, at fair value	$1,031	$—	$—	$1,031

	Level 1	Level 2	Level 3	Total

Liabilities
Commodity derivative liability	$280	$8,685	$—	$8,965

December 31, 2008	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds
– available for sale, at fair value	$1,094	$—	$—	$1,094

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges.

The following table summarizes the open financial derivative positions as of September 30, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

				Price per
Product	Type	Contract Period	Volume	Mcf or Bbl
Gas	Swap	02/01/09-12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09-02/28/11	3,000 Mcf/d	$6.02
Oil	Swap	04/01/09-12/31/09	1,325 Bbld	$49.70
Oil	Swap	01/01/11-12/31/11	1,225 Bbld	$61.80

The tables below summarize the amount of gain (loss) recognized in income from derivative instruments.

Derivatives not designated as Hedging	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance
Instrument under authoritative guidance	Three months ended September 30, 2009 (in thousands)	Nine months ended September 30, 2009 (in thousands)
Realized cash settlements on hedges	$(539)	$853
Unrealized gain (loss) on hedges	1,437	(8,685)
Total	$898	$(7,832)

We present our derivative assets and liabilities in our Condensed Balance Sheets on a net basis. All derivatives are held with one counter party and gains and losses are offset in the Balance Sheet presentation. The table below reflects the line item in our Condensed Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity – Natural Gas	current	$1,635
Commodity – Natural Gas	Non-current	(393)
Commodity – Oil	current	(3,389)
Commodity – Oil	Non-current	(6,818)

Total derivatives not designated as hedging instruments under Statement 133		$(8,965)

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification changes the referencing and organization on financial standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As codification is not intended to change the existing accounting guidance, its adoptions did not have an impact on our financial statements.

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This guidance requires that interim disclosures on the fair value of financial instruments be reported in interim reporting as well as in annual financial statements.  The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued guidance on Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted this guidance beginning in the second quarter of 2009, in accordance with the effective date. The Company has evaluated subsequent events through November 4, 2009, which is the date these financial statements were issued.

In December 2007, the FASB issued guidance on Business Combinations which established principles and requirements on how the acquirer recognizes and measures in its financial statements the assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement applies prospectively and was effective for the Company beginning January 1, 2009 but will only impact the Company if and when the Company becomes party to a business combination.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities. This guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. It seeks to achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also seeks to improve the transparency of the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. This guidance was effective for the Company beginning January 1, 2009.

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

NOTE L — NATURAL GAS AND OIL RESERVES

The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2008, 2007 and 2006 based on reserve reports prepared by Williamson Petroleum Consultants, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

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

	Years Ended December 31,
	2008	2007	2006
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	52,762	21,852	9,264
Proved undeveloped	20,063	15,916	15,561
Total	72,825	37,768	24,825
Net oil reserves (MBbls):
Proved developed	6,498	11,202	9,583
Proved undeveloped	2,916	41,908	44,494
Total(1)	9,414	53,110	54,077
Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$157,855	$464,331	$205,683
Proved undeveloped	36,133	583,637	403,201
Total(2)	193,988	1,047,968	608,884
Less: future income taxes, discounted at 10%	—	228,817	196,308
Standardized measure of discounted future net cash flows (in thousands)(3)	$193,988	$819,151	$412,576
Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$4.80	$5.02	$4.35
Oil (per Bbl)	$32.92	$86.21	$50.60
Proved Developed Reserves (MMcfe)	91,749	89,062	66,763

Summary of Changes in Proved Reserves

	Year ended December 31,
	2008			2007		2006
	MBbls		Mmcf	MBbls	Mmcf	MBbls	Mmcf
Proved reserves
Beginning of year	53,110		37,768	54,077	24,825	50,415	24,353
Purchase of reserves in place	—		—	62	10,936	164	814
Discoveries and extensions	—		40,265	2,583	8,608	4,421	7,202
Revisions of previous estimates	(42,685	)(1)	(2,278)	(2,787)	(5,346)	(467)	(6,492)
Production	(1,011)		(2,930)	(825)	(1,255)	(456)	(1,052)
End of year	9,414		72,825	53,110	37,768	54,077	24,825
Proved developed reserves
Beginning of year	11,202		21,852	9,583	9,264	2,939	10,829
End of year	6,498		52,763	11,202	21,852	9,583	9,264

(1)                                  At year-end 2008, we revised our proved oil reserves downward by a total of 42,685 MBbls as follows: Due to a significant decrease in realized oil prices from $86.21 per barrel at December 31, 2007 to $32.92 per barrel at

December 31, 2008, 20,210 MBbls of proved undeveloped oil reserves in the WTU property and 18,360 MBbls of proved undeveloped oil reserves in the NWU property were deemed non-economic and revised downward at year-end 2008. Also, due to lower realized oil prices, 755 MBbls of proved developed producing oil reserves in the NWU were revised downward at year-end 2008. As a result of these revisions, all of the proved oil reserves in the NWU were eliminated at year-end 2008. In addition, 3,360 MBbls of proved developed producing oil reserves in the WTU were revised downward primarily due to the decrease in realized oil prices, and, to a lesser extent, due to downward revisions to estimated oil recoveries in the WTU Upper Terminal and Ranger waterflood projects. Lower prices decrease the economic lives of the underlying oil and natural gas properties and thereby decrease the estimated future reserves.

(2)                                  The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues were determined using realized prices for natural gas and oil at each of December 31, 2008, 2007, and 2006. These prices reflect adjustments by lease for quality, transportation fees and regional price differences.

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

PV-10 is equal to the future net cash flows from our proved reserves at December 31, 2008, excluding any future income taxes, discounted at 10% per annum (“PV-10”). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

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

With respect to the estimates prepared by Williamson Petroleum Consultants, Inc., PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report. Under SEC guidelines, estimates of the PV-10 value of proved reserves must be made using oil and gas sales prices at the date for the valuation, which prices are held constant throughout the life of the properties.

NOTE M — SUBSEQUENT EVENTS

On October 23, 2009, we completed the sale of 11,775,000 shares of our common stock through an underwritten offering at a share price of $2.60 per share ($2.46 net to us). This sale resulted in the Company receiving net proceeds of approximately $28.9 million after underwriting discounts and commissions but before offering expenses.  On October 28, 2009, the Company paid down $7.6 million of its credit line.

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2009, we owned natural gas and oil leasehold interests in approximately 160,450 gross, 85,730 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

On October 23, 2009, the Company sold 11.8 million shares of common stock at $2.60 per share.  The Company received net proceeds of $28.9 million after deducting $1.8 million of issuance costs.  Warren used $7.6 million of the proceeds to pay down debt under our Credit Facility (discussed in more detail below) which can subsequently be drawn in order to finance existing development activities and general corporate purposes.

Our cash and cash equivalents decreased $20.9 million during the nine months of 2009 to $8.7 million at September 30, 2009. This resulted from cash used in investing activities of $37.7 million.  This was partially offset by cash provided by operating activities of $14.5 million and cash provided by financing activities of $2.2 million.

Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash provided by operating activities was primarily generated by oil and gas operations.  Cash provided by financing activities primarily represents net proceeds received under our Credit Facility (as discussed in more detail below).

The Company recorded an impairment expense of $272.3 million at December 31, 2008 relating to its ceiling test on the carrying costs of its oil and gas properties and goodwill impairments.  This resulted primarily from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008.  As a result of oil price declines, many of our proved undeveloped reserves were removed from the proved category.  Additionally, the Company wrote off approximately $3.4 million of goodwill at December 31, 2008.  The Company had no impairment charges during the nine months ended September 30, 2009.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $5 million as of September 30, 2009. On October 28, 2009, the Company paid down $7.6 million of the credit line, leaving a credit line balance outstanding as of that date of $107.4 million. The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of September 30, 2009, the Company had borrowed $115 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

On May 12, 2009, Warren and its lenders amended the Credit Facility (the “First Amendment”) to (i) increase the margins on LIBOR based borrowings from a range of 1.25% to 2.0% to a range of 2.75% to 3.50% (depending on the then-current borrowing base usage), (ii) increase the margins on Base Rate borrowings from a range of 0% to 0.75% to a range of 1.50% to 2.25% (depending on the then-current borrowing base usage), (iii) add a floor to the margin rate of all LIBOR based loans to 3.50% for the next six months, and (iv) increase the unused commitment fee rate from a range of 0.20% to 0.50% to a flat rate of 0.50%. The First Amendment also gives Warren the right through November 12, 2009, if it so chooses, to obtain up to a $30 million financing secured by a second mortgage lien on its assets on terms acceptable to each of the Credit Facility lenders.  The Company does not intend to exercise this right.

During the third quarter of 2009, the Company incurred $1.7 million of interest expense under the Credit Facility of which approximately $0.4 million was accrued as of September 30, 2009. The weighted average interest rate as of September 30, 2009, was 4.81%.

The availability of funds under our Credit Facility is critical to our Company.  The borrowing base will be re-determined during the fourth quarter of 2009.  If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations.  Additionally, low commodity prices may restrict our ability to meet our current obligations.  As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through September 30, 2010, including selling common shares and receiving net proceeds of $28.9 million as referred to above, a reduction in its 2009 capital expenditure budget to $9 million, entered into price swap agreements for a portion of its 2009 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, headcount reductions and reductions in discretionary expenditures, including elimination of year-end bonuses. The Company is also evaluating other measures to further improve its liquidity, including, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through September 30, 2010. The Company has hired outside consultants to assist us in these endeavors.

In addition to exploring ways to raise capital, as mentioned above, the Company has reduced and will continue to reduce its general and administrative expenses by reducing employees and consultants, where necessary.  In addition, the Company has waived the March 2009 annual bonuses and currently has a salary freeze in effect.

During the first nine months of 2009, operating results declined significantly compared to 2008.  Primarily, this resulted from the significant decline in oil and gas commodity prices.  Additionally during the first nine months of 2009, the Company incurred a net loss of $13.6 million (including $8.7 million in unrealized losses relating to the mark-to-market of derivative financial instruments) as compared to net income of $42.9 million for the comparable period of 2008.  At September 30, 2009, current assets were approximately $1.3 million more than current liabilities (including $1.4 million in unrealized losses in current liabilities relating to derivative financial instruments).   As mentioned previously, the unused availability under the Credit Facility is added to current assets when calculating the current ratio covenant.  Additionally, current assets and current liabilities relating to unrealized gains and losses from derivative financial instruments are excluded from this calculation.

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

The Company’s proved reserves declined significantly compared to prior years and may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped oil reserves and our estimated lease operating expenses, a significant portion of our future projects are or may be uneconomic at this time.  As a result, a significant portion of our proved undeveloped reserves are no longer in the proved category.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the third quarter of 2009, our oil lease operating expenses were $14.95 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the third quarter of 2009, our natural gas lease operating expenses were $2.35 per mcf of gas produced. The Company’s proved reserves are based on assumptions that may prove to be inaccurate.

At September 30, 2009, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, all had exercise prices above the closing market price $2.96 of our common stock on September 30, 2009.

Contractual Obligations

The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.0 million at September 30, 2009.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period*
Contractual Obligations As of September 30, 2009	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(in thousands)
Line of credit	$115,000	$—	$—	$115,000	$—
Bonds	1,676	167	287	232	990
Leases	2,619	644	1,260	593	122
Total	$119,295	$811	$1,547	$115,825	$1,112

*	Does not include estimated interest of $5,805,000 less than one year, $11,626,000 1-3 years, $1,170,000 3-5 years and $1,434,000 thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Oil and gas sales. Revenue from oil and gas sales decreased $17.5 million in the third quarter of 2009 to $16.4 million, a 52% decrease compared to the same quarter in 2008.  This decrease resulted from a decrease in realized energy prices.  The average realized price per barrel of oil for the three months ended September 30, 2009 and 2008 was $60.51 and $106.82, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2009 and 2008 was $2.71 and $6.42, respectively.  Net oil production for the three months ended September 30, 2009 and 2008 was 226 Mbbls and 263 Mbbls, respectively.  Net gas production for the three months ended September 30, 2009 and 2008 was 1.0 Bcf and 0.9 Bcf, respectively.

Lease operating expense. Lease operating expense for the third quarter of 2009 decreased 30% to $5.8 million ($2.43 per Mcfe) compared to $8.3 million ($3.34 per Mcfe) in the comparable period of 2008. Primarily, this decrease resulted from reduced lease operating expenses in our Atlantic Rim Project resulted from shutting in uneconomic wells and reduced workovers on wells.  Additionally, this decrease resulted from reduced field expenses in our California oil properties.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $0.1 million for the third quarter of 2009 to $5.3 million, a 1% increase compared to the corresponding quarter last year. This increase reflects an increase in the depletion rate resulting from a decrease in proved reserves compared to the same quarter in 2008.

General and administrative expenses. General and administrative expenses decreased $1.1 million in the third quarter of 2009 to $2.5 million, a 31% decrease compared to the corresponding quarter last year.  This reflects a decrease in personnel as a result of cost cutting activities.

Interest expense. Interest expense increased $0.4 million in the third quarter of 2009 to $1.7 million compared to the same quarter last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Interest and other income. Interest and other income decreased $0.3 million in the third quarter of 2009 to $22 thousand, a 92% decrease compared to the same quarter in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates as compared to the corresponding quarter last year.

Gain (Loss) on derivative financial instruments. Derivative gains of $0.9 million were recorded in the third quarter of 2009. This amount reflects $1.4 million of unrealized gains, resulting from mark to market accounting of our oil and gas swaps and is partially offset by $0.5 million of realized losses in the quarter from our oil and gas swap positions.

Nine months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Oil and gas sales. Revenue from oil and gas sales decreased $48.4 million during the first nine months of 2009 to $43.2 million, a 53% decrease compared to the same period in 2008.  This decrease resulted from a decrease in realized energy prices.  The average realized price per barrel of oil for the nine months ended September 30, 2009 and 2008 was $49.67 and $101.68, respectively.  Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2009 and 2008 was $2.75 and $7.38, respectively.  Net oil production for the nine months ended September 30, 2009 and 2008 was 716 Mbbls and 759 Mbbls, respectively.  Net gas production for the nine months ended September 30, 2009 and 2008 was 2.9 Bcf and 2.0 Bcf, respectively.

Lease operating expense. Lease operating expense for the first nine months of 2009 decreased 3% to $20.0 million ($2.78 per Mcfe) compared to $20.7 million ($3.17 per Mcfe) in the comparable period of 2008.  Primarily, this decrease resulted from reduced lease operating expenses in our Atlantic Rim Project resulted from shutting in uneconomic wells and reduced workovers on wells.  Additionally, this decrease resulted from reduced field expenses in our California oil properties.

Depreciation, depletion and amortization .Depreciation, depletion and amortization expense increased $2.2 million for the first nine months of 2009 to $15.8 million, a 16% increase compared to the corresponding period last year. This increase reflects an increase in production and an increase in the depletion rate resulting from a decrease in proved reserves compared to the same period in 2008. Production increased 10% during this period.

General and administrative expenses. General and administrative expenses decreased $2.9 million in the first nine months of 2009 to $8.6 million, a 25% decrease compared to the corresponding period last year.  This reflects a decrease in personnel as a result of cost cutting activities.

Interest expense. Interest expense increased $0.8 million in the first nine months of 2009 to $4.7 million compared to the same period last year.  The increase results from interest expense relating to the drawdown under our Credit Facility.

Interest and other income. Interest and other income decreased $0.7 million in the first nine months of 2009 to $0.1 million, an 83% decrease compared to the same period in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates as compared to the corresponding period last year.

Loss on derivative financial instruments. Derivative losses of $7.8 million were recorded in the first nine months of 2009. This amount reflects $8.7 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps positions and is partially offset by $0.9 million of realized gains from our natural gas swap positions.

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

The following table summarizes our open financial derivative positions as of November 4, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

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

At September 30, 2009, we had debt outstanding under our Credit Facility of $115 million.  On May 12, 2009, Warren and its lenders amended the Credit Facility (the “First Amendment”) to (i) increase the margins on LIBOR based borrowings from a range of 1.25% to 2.0% to a range of 2.75% to 3.50% (depending on the then-current borrowing base usage), (ii) increase the margins on Base Rate borrowings from a range of 0% to 0.75% to a range of 1.50% to 2.25% (depending on the then-current borrowing base usage), (iii) add a floor to the margin rate of all LIBOR based loans to 3.50% for the next six months, and (iv) increase the unused commitment fee rate from a range of 0.20% to 0.50% to a flat rate of 0.50%.

Financial Instruments

Our financial instruments consist of the following, cash and cash equivalents, U.S. treasury bonds, collateral security accounts, line of credit and other long-term liabilities. The carrying amounts of these instruments approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note G — Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding the legal proceedings in which we are involved.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our Registration Statement on Form S-3, and the prospectus supplement thereto, in connection with our public offering on October 23, 2009, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.    Not applicable

b.    Not applicable

c.    Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None held in the third quarter of 2009.

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

WARREN RESOURCES, INC. (Registrant)

Date: November 4, 2009		/s/ Timothy A. Larkin

	By:	Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer