Form 10-K
period 2009-12-31
WARREN RESOURCES INC
filed 2010-03-03
CIK 892986

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2009 was $136,563,172.

         The number of shares of registrant's common stock outstanding as of March 2, 2010 was 70,651,160 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2010, in connection with the registrant's 2010 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

        As of December 31, 2009, we owned natural gas and oil leasehold interests in approximately 160,053 gross (85,534 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 530 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing. We also have drilling locations in our Wilmington field units that can be developed.

        As of December 31, 2009, we had estimated net proved reserves of 124 Bcfe, with a PV-10 value of $241 million, based on a reserve report prepared by Williamson Petroleum Consultants, Inc. These estimated net proved reserves include 61 Bcfe in our Wilmington units and 56 Bcfe in our CBM program in the Washakie Basin. These net proved reserves are located on approximately 20% of our total net acreage. Based on our preliminary results to date, we believe that a substantial amount of our remaining undeveloped CBM acreage in the Rocky Mountain Region has commercial potential.

        As of December 31, 2009, we had interests in 449 gross (228 net) producing wells and are the operator of record or actively participate in the management and operations for 76% of these wells. Through our joint venture agreements, we actively participate in operating activities for most of the wells for which we are not operator of record. For the month of December 2009, our average daily production was 77.1 million cubic feet per day ("MMcfe/d") gross (26.6 MMcfe/d net). For 2010, we have a total capital expenditure budget of approximately $30 million.

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

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control per unit production costs. We have identified a total of approximately 530 gross drilling locations in our Rocky Mountain CBM properties. We also have additional drilling locations in our Wilmington field units.

  •
  Increase Proved Developed Producing Reserves.  We intend to increase our proved reserves and production in future years by drilling an increased number of wells on our undeveloped, unproved acreage, which represents approximately 80% of our acreage position at December 31, 2009.

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

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on CBM projects in the Rocky Mountain region and also on waterflood oil recovery projects in the Wilmington field in California. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project	137,190	72,599	60,989
Wilmington Field	2,476	2,454	893
Pacific Rim Project	13,013	7,814	7,065
Other(1)	7,374	2,667	1,951

Total	160,053	85,534	70,898

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

        During December 2009, we averaged 2,741 barrels of oil per day ("Bbls/d") gross, (2,164 Bbls/d net) production in the Wilmington Townlot Unit, compared to 3,150 Bbls/d gross (2,580 Bbls/d net) production during December 2008. In addition, estimated proved reserves as of December 31, 2009 were 11.4 MMbbls gross (9.2 MMbbls net), of which 75% are proved developed producing ("PDP") and 25% are proved undeveloped ("PUD"). We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery. Further, as of December 31, 2009, there were 121 gross (120 net) producing wells.

  North Wilmington Unit

        The North Wilmington Unit is located in the Wilmington oil field adjacent to our existing Wilmington Townlot Unit. Since its discovery in the 1930s, this unitized oil field consisting of approximately 1,036 gross and net acres has produced more than 37.6 million barrels of oil. All working interests in the North Wilmington Unit are subject to the terms and provisions of a unit operating agreement. We own a 100% working interest and an approximate 84.7% net revenue interest in the North Wilmington Unit field, including existing wells, certain equipment and certain surface properties.

        During December 2009, we averaged 495 Bbls/d gross, (419 Bbls/d net) production in the North Wilmington Unit. In addition, estimated proved reserves as of December 31, 2009 were 1.2 MMbbls gross (1.0 MMbbls net), of which 100% are PDPs.

Rocky Mountain Projects in the Washakie Basin

  Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2009, we own 150,203 gross (80,413 net) acres prospective for CBM development in this area, of which 68,054 net acres are undeveloped. This area contains approximately 530 gross identified drilling locations primarily on 80-acre well spacing. The report prepared by Williamson Petroleum Consultants, Inc. as of December 31, 2009 estimates that the gross recoverable proved reserves for the 232 CBM wells drilled and their 50 well offsets in our core CBM project area in this basin were 215 Bcf gross (56.4 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim Area. We own approximately 72,656 gross (65,520) net) undeveloped acres of deep rights inside the area of mutual interest ("AMI") with Anadarko, and approximately 21,752 gross (18,513 net) undeveloped acres of deep rights outside the AMI, for a total of 94,408 gross (84,033 net) undeveloped acres in the entire Atlantic Rim Area.

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

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 137,190 gross (72,599 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2009, we have drilled a total of 356 wells. Currently, we are developing the majority of our acreage in the Atlantic Rim projects within the area of mutual interest with Anadarko. Anadarko is the operator of record for the Sun Dog and Doty Mountain federal units in the Atlantic Rim project, and under the Anadarko agreements, our personnel and Anadarko's personnel have equal input in decision-making for most decisions, including budgets and drilling, with Anadarko having ultimate operator's authority. Warren's interest in the Catalina unit is operated by Double Eagle Petroleum Company.

  Sun Dog Unit

        Our initial pod, the Sun Dog unit, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog unit commenced production in April 2002 at a gross rate of approximately 200 Mcf/d of gas and 6,000 Bbls/d of water. Currently the Sun Dog unit comprises of 113 wells, of which 76 CBM wells were drilled in 2008. During December 2009, production from 89 producing wells averaged 14,716 Mcf/d of gas and 65,480 Bbls/d of water. The wells in Sun Dog are currently being produced at low rates due to water injection capacity constraints in the unit. We plan on increasing water injection capacity in 2010. Based on a report from Williamson Petroleum Consultants, Inc. as of December 31,

2009 estimated proved reserves for the wells in the Sun Dog unit were 118.9 Bcfe gross (41.1 net) Bcfe. Estimated gross ultimate recovery for the 113 producing wells and 27 proved undeveloped offset locations in the Sun Dog unit average 1.0 Bcfe per well. We currently own a working interest of approximately 42% in the wells drilled in the initial pod of the Sun Dog unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Catalina Unit

        The Catalina Unit consists of 70 CBM wells. Warren participated in drilling 24 of these wells during 2008. During December 2009 gross production from the Catalina unit averaged 28,203 Mcf/d of natural gas and 43,451 Bbls/d of water. Warren currently owns 7% working interest in the Catalina Unit. Based on a report from Williamson Petroleum Consultants, Inc. as of December 31, 2009 estimated proved reserves for the wells in the Catalina unit were 55.0 Bcfe gross (3.0 net) Bcfe. Estimated gross ultimate recovery for the 70 producing wells and 16 proved undeveloped offset locations in the Catalina unit average 0.9 Bcfe per well. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 17% if the existing unit is fully drilled and developed.

  Doty Mountain Unit

        The Doty Mountain unit consists of 57 CBM wells on 80-acre spacing. In 2004, we drilled 24 wells and one water injection well. In 2006, we drilled and completed an additional 22 wells. During 2008 we drilled 11 CBM wells in this unit, which were completed in late 2009 and early 2010. During December 2009, these wells were producing 7,419 Mcf/d of natural gas and approximately 11,000 Bbls/d of water. Based on a report from Williamson Petroleum Consultants, Inc. as of December 31, 2009, estimated proved reserves for the wells in the Doty Mountain unit were 41.1 gross (12.2 net) Bcfe. Estimated gross ultimate recovery for the 49 producing wells and 8 proved undeveloped offset locations in the Catalina unit average 0.9 Bcfe per well. We currently own an approximate 36% working interest in the wells drilled in the initial pod of the Doty Mountain unit. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Jack Sparrow (formerly Blue SkyUnit)

        The Jack Sparrow pilot is a 24 -well program originally drilled on 160-acre spacing. This program commenced production in August 2003 and as of December 31, 2008 was producing 890 Mcf/d of natural gas and approximately 34,000 Bbls/d of water. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, the Jack Sparrow unit wells should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. During 2005, we drilled 11 CBM wells in this unit to reduce the well spacing to 80-acres. We currently own an approximate 50% working interest in the wells drilled in the initial pod of the Blue Sky unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed. In early 2009, operations were suspended in Jack Sparrow due to economics. Working interest partners intend to develop into this area as economics improve.

  Jolly Roger

        The Jolly Roger pilot consists of 24 wells on 160-acre spacing. We drilled eight wells and one water injection well in 2002 and drilled 16 wells, one water injection well and one monitor well in this unit in 2005. We currently own a working interest of approximately 41% in the wells drilled in the initial pod of the Jolly Roger unit. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 43% if the existing unit is fully drilled and developed. Activity in the Jolly Roger was suspended in early 2009. The partners in the project have temporarily abandoned the wells in late 2009. Additional development in the Jolly Roger unit may take place as economics improve and drilling expands from the central core area of the project.

  Red Rim

        This pod is located at the north end of the Atlantic Rim CBM project and consists of 16 wells on 160-acre spacing. We completed eight CBM wells and one water injection well during 2003, another eight wells during 2004 and an injector well in 2005. The installation of a gathering system was completed in 2005. We own a working interest of approximately 49% in the wells drilled in the initial pod of the Red Rim unit. Our working interest in the unit will be approximately 46% if the existing unit is fully drilled and developed. Activity in the Red Rim was suspended in early 2009. The partners in the project have temporarily abandoned the wells in late 2009. Additional development in the Red Rim may take place as economics improve and drilling expands from the central core area of the project.

Natural Gas and Oil Reserves

  Revised Oil and Gas Reporting requirements

        In December 2008, the SEC announced that it had approved revision to modernize the oil and gas reserves reporting requirements. Some of the significant changes under the modernized rules include.

  •
  Replaced year end prices with 12-month average price to calculate reserve estimates

  •
  Inclusion of oil and gas extracted from nontraditional sources in reserve estimates

  •
  Permitted use of new technologies that meet the definition of "reliable" to determine oil and gas reserves

  •
  Required disclosure of reserves by specific geographic area

  •
  Permitted disclosure of both probable and possible reserves

  •
  Requirement to include reports and related consents from third parties

        We adopted the rules effective December 31, 2009.

  Effect of Adoption

        Adoption of the new rules resulted in lower prices being used for both oil and gas in the preparation of the year end reserve report. Use of old year end pricing rules resulted in proved reserves of 135.4 Bcfe as of December 31, 2009. Under the new 12-month average pricing rules, proved reserves at December 31, 2009 were 124.2 Bcfe, a decrease of 11.2 Bcfe. All proved undeveloped reserves under both methods were scheduled to be drilled within five years.

  Third Party Reserve Reporting

        For each of the years, 2009, 2008 and 2007, the Company engaged Williamson Petroleum Consultants, Inc. to prepare estimates of the Company's reserves.

  Controls Over Reserve Report Preparation

        Estimates of proved reserves at December 31, 2009, 2008, and 2007 were prepared by Williamson Petroleum Consultants, Inc, our independent consulting petroleum engineers. The person responsible for overseeing the preparation of the third party report within Williamson Petroleum Consultants, Inc. is a registered professional engineer holding Bachelor of Science degrees in Petroleum Engineering and Geological Engineering with 47 years of experience in evaluation oil and gas properties. Warren's primary technical person responsible for overseeing the preparation of our reserves estimates holds a bachelor's degree in petroleum engineering, is a member of the Society of Petroleum Engineers and has over 10 years of experience supervising or preparing reserves estimates. These reserve estimates are also reviewed and approved by our Chief Executive Officer and other members of senior management.

  Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2009, 2008 and 2007 based on reserve reports prepared by Williamson Petroleum Consultants, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2009	2008	2007
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	49,868	52,762	21,852
Proved undeveloped	13,032	20,063	15,916

Total	62,900	72,825	37,768

Net oil reserves (MBbls):
Proved developed	7,933	6,498	11,202
Proved undeveloped(1)	2,288	2,916	41,908

Total	10,221	9,414	53,110

Total Net Proved Natural Gas & Oil Reserves (MMcfe)	124,228	129,310	356,428

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$191,450	$157,855	$464,331
Proved undeveloped	49,842	36,133	583,637

Total(2)	241,292	193,988	1,047,968
Less: future income taxes, discounted at 10%	—	—	228,817

Standardized measure of discounted future net cash flows (in thousands)(3)	$241,292	$193,988	$819,151

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$3.22	$4.80	$5.02
Oil (per Bbl)	$54.33	$32.92	$86.21
Proved Developed Reserves (MMcfe)	97,464	91,749	89,062

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

(2)
The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2009, were determined using average monthly pricing for 2009. The reserves and the future net revenues for 2008 and 2007 were calculated using realized prices for natural gas and oil at December 31, 2008 and 2007, respectively. These prices reflect adjustment by lease for quality, transportation fees and regional price differences. For 2009 and 2008, there was no income tax effect due to the Company's net loss carry forward for income tax purposes.

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

        PV-10 is equal to the future net cash flows from our proved reserves, excluding any future income taxes, discounted at 10% per annum ("PV-10"). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

        Oil and gas prices significantly impact the calculation of the PV-10 and the standardized measure of discounted future net cash flows. The present value of future net cash flows does not purport to be an estimate of the fair market value of the Company's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standard Board pronouncements, may not necessarily be the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

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

        With respect to the estimates prepared by Williamson Petroleum Consultants, Inc., PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report. Under SEC guidelines, prices used in computing reserves at December 31, 2009, are based on 12 month average pricing for 2009. Reserves for December 31, 2008 and 2007 are based on pricing as of that date.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2009:

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	—	—	174	149.7	174	149.7
New Mexico	22	2.1	2	0.1	24	2.2
Texas	10	2.3	—	—	10	2.3
Wyoming	239	73.4	—	—	239	73.4
Other	—	—	2	0.1	2	0.1

Total	271	77.8	178	149.9	449	227.7

        Gross wells represent all wells in which we have an interest. Net wells represent the total of our fractional undivided working interest in those wells.

Drilling Activity

        The following table sets forth the number of gross exploratory and gross development wells drilled in which we participated during the last three fiscal years. The number of wells drilled refers to the number of wells commenced at any time during the respective fiscal year. Productive wells are either producing wells or wells capable of commercial production. At December 31, 2009, we were in the process of completing 8 gross (2.9 net) wells. The following table sets forth our drilling activities:

	Years Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells(1)
Productive(2)	—	—	—	—	27	16.5
Nonproductive(3)	—	—	—	—	1	0.5
Development Wells(1)
Productive(2)	1	0.3	134	58.7	53	45.9
Nonproductive(3)	—	—	1	0.1	—	—

Total	1	0.3	135	58.8	81	62.9

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

(3)
A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2009:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,575	1,561	901	893	2,476	2,454
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	31,797	12,360	118,407	68,054	150,203	80,413
Other	948	441	1,731	1,601	2,680	2,043

Total	36,090	14,636	123,963	70,898	160,053	85,534

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

	Years Ended December 31,
	2009	2008	2007
Production:
Natural gas (MMcf)	3,884.8	2,930.3	1,255.4
Oil (MBbls)	952.8	1,011.1	824.5

Total equivalents (MMcfe)	9,601.6	8,966.5	6,202.5

Average Sales Price Per Unit:
Natural gas (per Mcf)	$3.09	$6.28	$4.81

Oil (per Bbl)	$53.93	$87.93	$64.96
Effects of derivative instrument	—	0.72	(0.36)

Realized price (per Bbl)	$53.93	$88.65	$64.60

Weighted average sales price (per Mcfe)	$6.60	$12.01	$9.56
Expenses (per Mcfe):
Lease operating expense(1)	$2.82	$3.45	$3.69

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

        For 2009, the largest purchasers and marketers for our production primarily included Conoco Phillips, Inc. and Anadarko Energy Services, which accounted for 59% and 28%, respectively, of the total oil and natural gas sold by us. All of our oil is sold into a transportation pipeline which delivers our oil production to Conoco Phillips, Inc., which operates a refinery in nearby Carson, California. The oil is sold at a daily market price based upon the average of the Sunset-Midway price for four major refiners in the area plus a positive adjustment for the gravity of the oil and a differential of $0.85 per barrel of oil. In the Atlantic Rim of the Washakie Basin, Wyoming we sell our gas at the Rocky Mountain Colorado Interstate Gas ("CIG") market price. The CIG price typically has a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market.

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us and our drilling programs through Warren E&P, Inc., our wholly owned subsidiary. Through Warren E&P, we employ petroleum engineers, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists and other personnel on a contract basis. As of December 31, 2009, Warren E&P was the operator or co-operator of approximately 76% of the wells in which we had interests.

Competition

        We compete with a number of other potential purchasers of natural gas and oil leases and producing properties, many of which have greater financial resources than we do. In general, the bidding for natural gas and oil leases has become particularly intense in the Los Angeles and Washakie Basins with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire natural gas and oil leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable natural gas and oil leases available for acquisition; that we can sell interests in natural gas and oil leases; or that we can obtain financing for, or locate participants to join in the development of prospects.

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

  •
  require time consuming environmental analyses with respect to operations affecting federal, state and privately owned lands or leases, and

  •
  expose the Company to litigation by environmental and other special interest groups.

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress, state legislatures and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended

December 31, 2009, we did not incur any material capital expenditures for remediation of pollution control equipment at any of our facilities.

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

        Water Discharges.    The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the applicable state agency. These restrictions also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Response costs could be high and may have a material adverse effect on our operations. We may not be fully insured for these costs. We maintain all required discharge permits necessary to conduct our operations, and we believe we substantially comply with the terms thereof. Obtaining permits has the potential to delay the development of oil and natural gas projects. We anticipate that total maximum daily load water quality standards established under Clean Water Act delegated programs may be promulgated for surface water bodies in areas where we operate. However, we do not expect that any total maximum daily load regulations, or standards promulgated in any area where we operate, will result in a material increase in our produced water disposal costs because we already inject much of our produced water in disposal wells, rather than discharging into surface water bodies, and would be able to cost-effectively drill and operate additional disposal wells as needed.

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

        Other Environmental Laws and Regulation.    The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Congress has resisted recent proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some Northeastern and West Coast states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily carbon dioxide emissions from power plants, equipment and vehicles. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations could be adversely impacted by current and future state and local climate change initiatives. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

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

        Drilling and Production.    Our drilling and production operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits and bonds for the drilling of wells, and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

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

        In addition, state conservation laws, which frequently establish maximum rates of production from oil and gas wells, generally prohibit, restrict or regulate the venting or flaring of gas and impose certain requirements regarding the rates of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect our profitability, and we are unable to predict the future cost or impact of complying with such regulations.

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

        We anticipate no material estimated capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2009, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

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

  Atlantic Rim

        In May 2007 the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. However, several environmental groups filed appeals of the BLM's decision approving the EIS to the Interior Board of Land Appeals (IBLA), in the Federal District Court for the District of Columbia, and the Federal Court of Appeals for the District of Columbia Circuit. These appeals contain claims ranging from the allegations that the EIS does not consider enough alternatives to that it does not allow enough hunting in the Atlantic Rim. The IBLA and Federal Courts have refused to grant injunctions or stays of drilling activities requested by the environmental groups; however, there can be no assurance that the IBLA or courts will not determine that the BLM should modify some portion of their final EIS.

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

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grows, the excess gas produced but not consumed by our microturbines could potentially exceed our current gas flare permit limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. In connection with recent state legislation, the SCAQMD adopted significance thresholds for green house gases (GHG) in December of 2008. In addition, a recent California Superior Court Case held that certain permit issuance and other rules of the SCAQMD are invalid until further environmental analyses are conducted and the rules are re-adopted. As a result of these actions, coupled with environmental group concerns, the SCAQMD required Warren to conduct an environmental analysis under the California Environmental Quality Act (CEQA) to analyze the impacts of our proposed BACT equipment additions, even though our GHG and other emissions are below the applicable thresholds. We and our environmental consultant prepared a draft Negative Declaration ("ND") pursuant to the applicable CEQA requirements, and submitted it to the SCAQMD on June 17, 2008 for review and revision. The ND was subsequently revised and released to the public on April 15, 2009 for review and comment. During the third and fourth quarters of 2009, we continued working closely with the SCAQMD regarding its responses to public comments, as directed by the SCAQMD and its outside attorneys. The public comments must be addressed and satisfied and responses finalized before the SCAQMD will certify the ND. Warren continues to work with the SCAQMD staff to accomplish the necessary revisions to the ND. Upon certification of the ND and subsequent issuance of the necessary permits and approvals by the SCAQMD, we will be able to commence construction of the gas re-injection facilities and installation of the BACT equipment. Although we cannot forecast with accuracy when the ND will be certified by the SCAQMD, based on information from the SCAQMD, we anticipate the ND will be finalized and certified by the SCAQMD in early 2010.

        Additionally, in January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company ("Warren E&P"), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.). The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. Warren E&P has been discussing and negotiating a resolution of this case, and has reached a tentative, oral agreement with the City Attorney's office and the District Attorney's Office to settle this case. The oral agreement must be documented in writing, but generally provides that the criminal case will be dismissed against all defendants, and Warren will be required to enter into a Consent Decree and Civil Compromise Agreement, which will require it to pay certain costs and civil penalties and fines in the approximate amount of $100,000. In December of 2009, Warren E&P was able to obtain a dismissal of the six individual defendants from the case. Warren E&P and its counsel are currently working with the District Attorney's office on the specific terms of the Consent Decree and Civil Compromise Agreement, and both anticipate this case will be resolved and ultimately settled in early 2010. See "Legal Proceedings".

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

Employees

        At December 31, 2009, we had 56 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

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

        Proved reserves.    This term means "proved oil and gas reserves" as defined in Rule 4-10 of SEC Regulation S-X and refers to the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

        Proved undeveloped reserves.    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        PV-10 Value.    The PV-10 of reserves is the present value of estimated future revenues to be generated from the production of the reserves net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices (except that for periods prior to December 31, 2009, the period end price was used), without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, without non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%.

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

        Standardized Measure of Discounted Future Net Cash Flows.    The discounted future net cash flows relating to proved reserves based on prices used in estimating the reserves, year-end costs, and statutory tax rates, and a ten percent annual discount rate. The information for this calculation is included in the note regarding disclosures about oil and gas producing activities contained in the Notes to Consolidated Financial Statements included in this Form 10-K

        Stratigraphic Play.    An oil or natural gas formation contained within an area created by permeability and porosity changes characteristic of the alternating rock layer that result from the sedimentation process.

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

        Based on crude and natural gas pricing in recent years, the Company's oil and gas revenues may from time to time decrease, resulting in a negative impact on liquidity. The Company's current plans to address lower crude and natural gas prices are primarily to reduce capital expenditures to a level equal to cash flow from operations, reduce operating expenses and seek additional capital financing. However, the Company's plans may not be successful in improving its results of operations and liquidity. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures, which could impair our liquidity and our ability to develop our properties and to operate.

We have incurred losses and may do so in the future.

        Our net loss attributable to common stockholders was $13.8 million for the year ended December 31, 2009. At December 31, 2009, we had an accumulated deficit of $332.6 million and total stockholders' equity of $128.8 million. We have recognized a significant amount of annual net losses in the past. See "Item 6: Selected Consolidated Financial Data". The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

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

        In accordance with SEC requirements, our estimates of proved reserves for 2009 are determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves.

        As of December 31, 2009 and 2008, approximately 22% and 29%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

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

  •
  Our Credit Facility bears floating interest rates based on the London Interbank Offer Rate (LIBOR). As banks have been reluctant to lend to each other to avoid risk. Any increase in LIBOR rates will result in a direct increase of our interest expense for unhedged levels of borrowing.

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

        We will depend on our revolving credit facility for a portion of our future capital needs. As of December 31, 2009, we had $89.9 million in principal amount of senior indebtedness outstanding under our secured revolving bank Credit Facility and our available borrowing base was $120 million. Our Credit Facility restricts our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We also are, and will continue to be, required to comply with certain financial covenants and ratios. The Credit Facility contains affirmative and negative covenants, including the following financial maintenance covenants: an EBITDAX to interest coverage ratio for any period of four consecutive fiscal quarters to be not less than 2.5 to 1.0, determined as of the last day of each fiscal quarter; and a minimum current ratio of current assets (including availability under the Credit Facility) to current liabilities of not less than 1.0 to 1.0. At December 31, 2009, the Company was in full compliance with the covenants and other provisions of the Credit Facility.

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

        Our Credit Facility limits the funds we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. In addition, under the terms of our credit facility, our borrowing base is subject to redeterminations at least semiannually on April 1 and October 1 of each year based in part on prevailing natural gas and oil prices. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. In the event the borrowed amount outstanding exceeds the re-determined borrowing base, we could be forced to repay a portion of our borrowings. If lower oil and natural gas commodity prices occur, our borrowing base may be lowered by the lenders upon a future borrowing base re-determination. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, in order to prevent a default we may have to sell a portion of our assets. If we cannot timely sell a portion of our assets under such circumstances, the lenders could declare the Credit Facility in default, which could cause all of our existing indebtedness to be immediately due and payable.

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

        We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a write-down of our net oil and gas properties to the extent of such excess. A capitalized cost ceiling test impairment also reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. For 2008, realized commodity prices declined from $86.21 per barrel of oil and $5.02 per Mcf of gas at December 31, 2007 to $32.92 per barrel of oil and $4.80 per Mcf of gas at December 31, 2008. For our 2008 full-cost ceiling test we recognized an impairment of $272.2 million, on our oil and natural gas properties. For 2009, there was no ceiling test impairment on our oil and gas properties.

        The risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and crude oil prices are depressed or volatile. In addition, a write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments in our estimated proved reserves, or if purchasers cancel long-term contracts for our natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the applicable ceiling in the subsequent period. Commodity prices in early 2010 continued to trend lower than 2009. This and other factors could cause us to write down our natural gas and oil properties or other assets in the future and incur a non-cash charge against future earnings.

We are limiting new drilling as a result of lower commodity pricing and limited access to capital markets, which could lead to a decline in our oil and gas reserves, revenues and results of operations.

        Due to recent low oil and natural gas commodity prices and limited access to new financing in the capital markets, for the year 2010, we intend to limit any new drilling activity to amounts available for borrowing under our Credit Facility and our cash flow from operations, if any. Our final determination of whether to drill additional wells will depend on a number of factors, including:

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

        The Wyoming Department of Environmental Quality, or Wyoming DEQ, has restrictive regulations applicable to the surface disposal of water produced from our CBM drilling operations. We typically obtain Clean Water Act, Safe Drinking Water Act and analogous state and local permits to use surface discharge methods, such as settling ponds, to dispose of water when the groundwater produced from the coal seams will not exceed surface discharge permit limitations. Surface disposal options have volumetric limitations and require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Alternative methods to surface disposal of water are more expensive. These alternatives include installing and operating treatment facilities or drilling disposal wells to inject the produced water into the underground rock formations adjacent to the coal seams or lower sandstone horizons. Injection wells are regulated by the Wyoming DEQ and the Wyoming Oil & Gas Conservation Commission, and permits to drill these wells are obtained from these agencies. Based on our experience with CBM production, we believe that permits for surface discharge of produced water in the Washakie Basin will become difficult to obtain. In Wyoming, our produced water is currently re-injected into water disposal wells. We expect the costs to dispose of produced water to increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

        In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our produced gas by injection or sell it directly into a nearby public utility pipeline or to a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. If the SCAQMD does not issue the necessary permits, the implementation of the new equipment will be delayed to the first quarter of 2010 or later. Delays by regulatory agencies in approving our permits to dispose of the natural gas could limit our oil production levels until the permits are issued.

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

        We are not insured against all risks. We ordinarily maintain insurance against various losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, extreme weather conditions and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our Long Beach, California regional operations and a substantial portion of oil properties are located in southern California near major earthquake faults. Our revenues and income could be adversely affected if our operations in these locations are disrupted for any reason, including natural disasters, environmental, public health, or political issues. The ultimate impact on us of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

        Our natural gas and oil exploration and production activities are subject to numerous hazards and risks associated with drilling for, operating, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:

  •
  environmental hazards, such as uncontrollable flows of natural gas, oil, brine water, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

  •
  abnormally pressured formations and ground subsidence;

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

        As of December 31, 2009, we had 70,651,160 shares of common stock outstanding, 96,226 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 3,471,078 shares of common stock were issuable upon exercise of outstanding options and warrants, and 81,113 shares of restricted stock were issued. Our directors and executive officers, hold approximately 4% of the outstanding shares of our common stock.

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

        As of March 2, 2010, our executive officers and directors beneficially owned approximately 4% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

We make estimates and assumptions in connection with the preparation of Warren's Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

        In connection with the preparation of Warren's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note A to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

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

Item 1B:    Unresolved Staff Comments.

        Not applicable.

Item 3:    Legal Proceedings

        Information with respect to this item may be found in Note F to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4:    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2009
First Quarter	$2.85	$0.41
Second Quarter	2.61	0.90
Third Quarter	3.50	1.94
Fourth Quarter	3.26	2.11
Year Ended December 31, 2008
First Quarter	$14.27	$11.03
Second Quarter	14.94	11.98
Third Quarter	14.76	8.64
Fourth Quarter	9.62	1.78

        On March 2, 2010, the closing sales price for our common stock as reported by the NASDAQ Global Market was $2.56 per share.

Holders

        As of March 2, 2010 there were approximately 2,450 holders of our common stock.

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

Stockholder Return Performance Presentation

        The following performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for the last five years, which is a composite index consisting of 77 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies. The graph also shows the performance of the Company's stock for the same five-year period to our peer group of companies consisting of Quicksilver Resources, Inc., Bill Barrett Corporation, St. Mary Land & Exploration, Berry Petroleum, Petroleum Development Corporation and Brigham Exploration, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 2004, and that all dividends were reinvested.

Performance Graph

Fiscal Year Ended December 31

	2004	2005	2006	2007	2008	2009
Warren Resources, Inc.	100	174	129	155	21.9	26.9
S&P 500 Index	100	103	117	121	74.5	92.01
Dow Jones US Oil & Gas Index	100	141	171	212	145.4	156.12
Peer Group	100	109	104	160	45.2	78.07

        Total Return Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2009, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options, and restricted stock	Weighted-average exercise price of outstanding options, and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	848,819	$11.70	373,526
2001 Stock Incentive Plan	2,500,000	1,296,829	5.16	195,052
2001 Key Employee Stock Incentive Plan	2,500,000	1,354,505	3.57	375,134
Total	6,975,000	3,500,153	$6.13	943,712

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2009.

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2009.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$63,402	$108,032	$59,308	$31,265	$13,959
Costs and operating expenses:
Lease operating expenses	27,097	31,062	22,924	13,035	7,119
Depreciation, depletion and amortization	20,617	23,977	11,393	6,257	2,807
Impairment expense	—	275,684	—	—	—
General and administrative	12,641	14,722	13,771	9,903	7,477
Retirement of debt expense	—	—	—	—	1,862

Total costs and operating expenses	60,355	345,445	48,088	29,195	19,265
Income (loss) from operations	3,047	(237,413)	11,220	2,070	(5,306)
Other income:
Interest and other income	177	1,022	2,385	4,765	3,302
Interest expense	(5,910)	(5,293)	(2,170)	(399)	(1,686)
Loss on derivatives	(10,973)	—	—	—	—
Net gain (loss) on investment	3	98	(46)	92	961

Total other income (expense)	(16,703)	(4,173)	169	4,458	2,577
Income (loss) before income taxes and non-controlling interest	(13,656)	(241,586)	11,389	6,528	(2,729)
Income tax expense (benefit)	63	(29)	(16)	93	391

Income (loss) before non-controlling interest	(13,719)	(241,557)	11,405	6,435	(3,120)
Non-controlling interest	—	—	—	—	(279)

Net income (loss) before dividends and accretion	(13,719)	(241,557)	11,405	6,435	(3,399)
Preferred dividends and accretion	96	98	267	357	3,774

Net income (loss) applicable to common stockholders	$(13,815)	$(241,655)	$11,138	$6,078	$(7,173)

Earnings (loss) per share—Basic	$(0.23)	$(4.17)	$0.20	$0.11	$(0.18)
Earnings (loss) per share—Diluted	$(0.23)	$(4.17)	$0.20	$0.11	$(0.18)
Weighted average shares outstanding—Basic	60,492,900	58,000,166	55,892,536	52,966,115	39,177,816
Weighted average shares outstanding—Diluted	60,492,900	58,000,166	56,978,948	54,511,578	39,177,816
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$22,510	$62,014	$27,819	$12,527	$950
Investing activities	(40,722)	(111,446)	(104,561)	(89,888)	(65,952)
Financing activities	5,762	66,305	46,535	5,751	79,714

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,238	$29,688	$12,815	$43,022	$114,632
Total assets	260,419	286,633	440,506	318,803	308,461
Total long-term debt (including current maturities)	114,511	124,993	56,633	9,520	8,906
Stockholders' equity	128,758	112,025	349,529	284,976	265,737

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

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2009, we owned natural gas and oil leasehold interests in approximately 160,053 gross (85,534 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 20% of our net acreage.

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

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $12.5 million during 2009 to $17.2 million at December 31, 2009. This resulted from cash provided by operating activities of $22.5 million and cash provided by financing activities of $5.8 million. This was offset by cash used in investing activities of $40.7 million.

        Cash used in investing activities was primarily spent on oil and gas properties and equipment. Most of these costs were incurred and accrued for in 2008 and paid for in 2009. Cash provided by operating activities was primarily generated by oil and gas operations. Cash provided by financing activities primarily represented net proceeds received from our secondary equity offering of $28.7 million offset by net payments under our Credit Facility of $23 million as discussed in more detail below.

        The Company recorded no impairment expense at December 31, 2009. The Company recorded impairment expense of $272.3 million at December 31, 2008 relating to its ceiling test on the carrying costs of its oil and gas properties. This resulted primarily from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008. Additionally, the Company wrote off approximately $3.4 million of goodwill during 2008. This goodwill resulted from the acquisition of our wholly owned subsidiary Warren E&P, Inc. in 2000 and was allocated to our oil and gas operations reporting unit. The methodology for testing the carrying value of goodwill was by comparing the market value of the Company to the net assets of the Company. As a result of a significant decline in the market value of Warren E&P, Inc. in the fourth quarter of 2008, it was determined that an impairment of this goodwill had occurred.

        On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital on behalf of itself and a syndicate of five participating banks (the "Credit Facility"). The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears. The current borrowing base is $120 million. The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and current assets) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0. As of December 31, 2009, the Company had borrowed $89.9 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

        Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a "Base Rate Loan", or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate" plus the applicable "Base Rate Margin", calculated to be the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin", that ranges from 2.75% to 3.50%. During 2009, the Company incurred $5.5 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of December 31, 2009. The weighted average interest rate as of December 31, 2009, was 3.3%.

        Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. In recent months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

        If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about April 1, 2010. If the Credit Facility's borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

        The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations. Additionally, low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2010, including a 2010 capital expenditure budget which is expected to be funded by discretionary cash flow, entered into price swap agreements, collars and differential swap agreements for a portion of its 2010 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, employee reductions and reductions in discretionary expenditures. As of February 1, 2010, approximately 65% of the Company's natural gas production and 38% of the Company's oil production are covered by price swaps. It is not anticipated that these percentages will change significantly during the remainder of 2010. If the liquidity of the Company would worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during 2010.

        During 2009, the Company incurred a net loss of $13.8 million (of which $9.5 million represented an unrealized loss on derivative financial instruments). This compares to 2008 when the Company incurred a net loss of $242 million (which resulted primarily from impairment charges of $276 million relating to its oil and gas properties and goodwill) and net income of $11.1 million for 2007. At December 31, 2009, current assets were approximately $11.3 million more than current liabilities. Currently, the Company has a borrowing base of $120 million and $89.9 million outstanding under the Credit Facility.

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

        The Company's proved reserves declined as of December 31, 2009 compared to prior years and may decline in future years. The 2009 decline was primarily due to a reduction in natural gas proved undeveloped reserves. At year-end 2008, we had revised our proved oil reserves downward by a total of 42,685 MBbls as follows: Due to a significant decrease in realized oil prices from $86.21 per barrel at December 31, 2007 to $32.92 per barrel at December 31, 2008, 20,210 MBbls of proved undeveloped oil reserves in the WTU property and 18,360 MBbls of proved undeveloped oil reserves in the NWU property were deemed non-economic and revised downward at year-end 2008. Also, due to lower realized oil prices, 755 MBbls of proved developed producing oil reserves in the NWU were revised downward at year-end 2008. As a result of these revisions, all of the proved oil reserves in the NWU were eliminated at year-end 2008. In addition, 3,360 MBbls of proved developed producing oil reserves in the WTU were revised downward primarily due to the decrease in realized oil prices, and, to a lesser extent, due to downward revisions to estimated oil recoveries in the WTU Upper Terminal and Ranger waterflood projects. Lower prices decrease the economic lives of the underlying oil and natural gas properties and thereby decrease the estimated future reserves. The Company's projects have material lease operating expenses. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2009, our oil lease operating expenses were $16.22 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2009, our natural gas lease operating expenses were $3.00 per mcf of gas produced. The Company's proved reserves are based on assumptions that may prove to be inaccurate. The Company's proved reserves as of December 31, 2007 through December 31, 2009 are listed below.

	Years Ended December 31,
	2009	2008	2007
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf)	62,900	72,825	37,768
Net oil reserves (MBbls)	10,221	9,414	53,100

Total Net Proved Natural Gas & Oil Reserves (MMcfe)	124,228	129,310	356,428

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$191,450	$157,855	$464,331
Proved undeveloped	49,842	36,133	583,637

Total(1)	241,292	193,988	1,047,968
Less: future income taxes, discounted at 10%	—	—	228,817

Standardized measure of discounted future net cash flows (in thousands)(2)	$241,292	$193,988	$819,151

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$3.21	$4.80	$5.02
Oil (per Bbl)	$54.33	$32.92	$86.21
Proved Developed Reserves (MMcfe)	97,464	91,749	89,062

2009 Capital Expenditure Program

        At the present time, we are concentrating our activities in California and Wyoming. We have two California projects in the Wilmington field, the Wilmington Townlot Unit and the North Wilmington Unit. Additionally, we have a drilling project in Wyoming referred to as the Atlantic Rim Project.

        As a result of low commodity pricing and limited access to capital, the Company significantly reduced its 2009 capital expenditure program to $6 million from the $125 million expended in 2008. If the Company elects not to participate in drilling activities with its partners, it may lose all or a portion of its mineral leases and rights in certain acreage. As a result, our proved reserves may decline further. Also, unless we continue to develop our properties, production may decline and, as a result, reserves would decline. Lastly, complex federal, state and local laws and regulations may adversely affect the cost and feasibility of drilling and completion activities. In our California operations, regulations involving the disposition of produced natural gas associated with oil production resulted in the

Company voluntarily curtailing 2008 oil production and could result in reductions of oil production in the future.

        Currently our 2010 capital expenditures budget is forecasted to be approximately $30 million, $25 million for our California properties and $5 million for our Wyoming properties. However, our budget may change depending upon economic conditions, oil and gas prices and liquidity issues. In California, we are budgeting approximately $14 million for drilling new wells and workovers of existing wells, $11 million for infrastructure and geological costs in the WTU and NWU. In Wyoming, we are budgeting $5 million for pipelines, compressors and infrastructure costs in our Atlantic Rim Project. The final determination regarding whether to drill and complete the budgeted wells and incur the capital expenditures referred to above is dependent upon many factors including, but not limited to:

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

Stock Based Equity Compensation Plan Information

        At December 31, 2009, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, none had exercise prices below the closing market price of our common stock on December 31, 2009 of $2.45.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. Warren recorded a $272 million ceiling test adjustment to earnings at December 31, 2008. There was no impairment charge in 2009.

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

        On December 31, 2008, the SEC published a final rule to revise its oil and gas reserves estimation and disclosure requirements. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The revised rules amend the definition of proved reserves to permit consideration of new technologies in evaluating oil and natural gas reserves; require the use of an average price based on the prior twelve month period rather than year-end prices, permit the disclosure of probable and possible oil and gas reserves, and revises other oil and natural gas disclosure requirements for operations. The adoption of these rules resulted in lower prices being used for both oil and gas in the preparation of the 2009 reserve report and a decrease in 2009 reserves of approximately 11.2 Bcfe. Additionally, the decrease in reserves resulted in additional depletion, depreciation and amortization being recorded in the fourth quarter of approximately $0.4 million. In January 2010, the FASB issued guidance in the "Extractive Activities—Oil and Gas" topic of the FASC that aligns the FASB's oil and gas reserve estimation and disclosure requirements with the new SEC rule revisions. The new guidance is effective for the Company for the year ending December 31, 2009.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

        Oil and gas sales.    Revenue from oil and gas sales decreased $44.6 million during 2009 to $63.4 million, a 41% decrease compared to 2008. This decrease resulted from a decrease in realized oil and gas prices. The average realized price per barrel of oil for 2009 and 2008 was $53.93 and $88.65, respectively. Additionally, the average realized price per Mcf of gas for 2009 and 2008 was $3.09 and $6.28, respectively. Net oil production for 2009 and 2008 was 953 Mbbls and 1,011 Mbbls, respectively. Net gas production for 2009 and 2008 was 3.9 Bcf and 2.9 Bcf, respectively.

        Lease operating expense.    Lease operating expense for 2009 decreased 13% to $27.1 million ($2.82 per Mcfe) compared to $31.1 million ($3.45 per Mcfe) in 2008. Primarily, this decrease reflects reduced lease operating expenses in our Atlantic Rim Project resulting from shutting in uneconomic wells and reduced workovers on wells. Additionally, this decrease resulted from reduced field expenses in our California oil properties.

        Impairment.    The Company recorded impairment expense of $272 million at December 31, 2008 relating to its ceiling test write down of oil and gas properties. This resulted from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008. As a result, many of our proved undeveloped oil reserves became uneconomic at this oil price. In addition, the Company recorded $3.4 million of goodwill impairment expense. This goodwill related to the acquisition of the Company's wholly owned subsidiary Warren E&P, Inc.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense decreased $3.4 million for 2009 to $20.6 million, a 14% decrease compared to last year. This decrease reflects a net increase in replaced proved reserves in 2009 after factoring in 2009 production. The 2009 depletion rate decreased to $2.15 per mcfe compared to $2.66 per mcfe in 2008. Depreciation, depletion and amortization expense was impacted by the change in the SEC's pricing rules from the use of year end prices to 12-month average prices, which resulted in negative reserve revisions at December 31, 2009. This resulted in an increase in fourth quarter depreciation, depletion and amortization expense of approximately $0.4 million.

        General and administrative expenses.    General and administrative expenses decreased $2.1 million in 2009 to $12.6 million, a 14% decrease compared to 2008. This reflects a decrease in personnel as a result of cost cutting activities. These decreases were offset by a $1.3 million additional accrual related to Gotham litigation discussed in more detail in Note G to the financial statements—Commitment and Contingencies.

        Interest expense.    Interest expense increased $0.6 million in 2009 to $5.9 million compared to 2008. The increase results from a higher average balance outstanding under our Credit Facility during 2009 compared to 2008.

        Interest and other income.    Interest and other income decreased $0.8 million in 2009 to $0.2 million, an 83% decrease compared to the same period in 2008. This represents a decrease in interest earned due to lower cash and cash equivalents balances and lower interest rates as compared to the corresponding period last year.

        Loss on derivative financial instruments.    Derivative losses of $11.0 million were recorded in 2009. This amount reflects $1.5 million of realized losses and $9.5 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps positions.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments and our investment basis in oil and gas partnerships.

        As of December 31, 2009, we had a net operating loss carryforward of approximately $199 million. Also as of December 31, 2009, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards expire in 2012 and subsequent years.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

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

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments and our investment basis in oil and gas partnerships.

        As of December 31, 2008, we had a net operating loss carryforward of approximately $132 million. Also as of December 31, 2008, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards expire in 2012 and subsequent years.

Debentures

        As of December 31, 2009, we had $1.7 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2009 was approximately $1.0 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2010. The conversion prices listed below will increase in the future.

Debentures	Outstanding at December 31, 2009	Conversion Price as of December 31, 2009	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2010
	(in thousands, except conversion price data)
12% Secured Fund Debentures due December 31, 2020	$850	$35.00	$531	$102
12% Secured Fund Debentures due December 31, 2022	801	$35.00	441	96

	$1,651		$972	$198

Preferred Stock

        As of December 31, 2009, we had 98,112 shares of convertible preferred stock issued and outstanding. During 2009, no shares of our convertible preferred stock converted into common shares on a 1 to 0.5 basis. Dividends and accretion on preferred shares totaled $0.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively.

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

        Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2009, there were 98,112 preferred shares outstanding that the Company may be required to redeem commencing in 2010.

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

        Accordingly, commencing in December 2009, if the holders of any of the outstanding shares of our preferred stock request redemption and thereafter and we elect to pay the Redemption Price for the preferred stock in cash, we would need capital of $12.00 per share, plus the amount of any accrued but unpaid dividends, which funds may not be available and the payment of which could have a material adverse effect on our financial liquidity and results of operation. Alternatively, if we elect to pay the Redemption Price for the preferred stock and thereafter with shares of our common stock, such issuance could materially increase the number of our shares of common stock then outstanding and be dilutive to our earnings per share, if any.

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

Such U.S. treasury bonds had a fair market value of approximately $1.0 million at December 31, 2009. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of December 31, 2009	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$89,900	$—	$89,900	$—	$—
Bonds	1,651	165	282	229	975
Leases	2,457	641	1,242	505	69

Total	$94,008	$806	$91,424	$734	$1,044

*
Does not include estimated interest of $3.2 million less than one year, $6 million 1-3 years, $0.4 million 3-5 years and $1.6 million thereafter.

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

        In 2009 we entered into several financial derivative swap contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. Through a price swap, we have fixed the price we will receive on a portion of our natural gas and oil production. In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. The Company has also entered into basis differential swap hedges for anticipated natural gas production. A basis swap hedges the price differential between the NYMEX price and the Rocky Mountain Colorado Interstate Gas (CIG)—Inside FERC price received and effectively locks the realized price for the quantities of natural gas. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts.

        The following table summarizes our open financial derivative positions as of March 1, 2010 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbl/d	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	1,225 Bbld	$61.80
Gas	Swap	01/01/10 - 03/31/10	2,500 Mmbtu/d	-$0.40*
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	-$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	-$0.64*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	-$0.71*
Gas	Swap	01/01/11 - 12/31/11	6,500 Mmbtu/d	-$0.44*
Gas	Swap	01/01/12 - 12/31/12	3,000 Mmbtu/d	-$0.51*

*
This represents a differential spread between NYMEX and CIG pricing.

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

        At December 31, 2009, we had debt outstanding under our Credit Facility of $89.9 million. Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) a Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. During 2009, the Company incurred $5.5 million of interest under the Credit Facility of which approximately $0.1 million of interest was accrued for at December 31, 2009. At December 31, 2009, the weighted average interest rate on our Credit Line was 3.3%. A 1% increase in this rate would result in annual additional interest of $0.9 million.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, U.S. treasury bonds and other long-term liabilities. The carrying amounts of cash and cash equivalents and U.S. treasury bonds approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value. Debentures, derivatives, other long-term liabilities and the Credit Line are recorded at the approximate fair value of such items.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and their report is included in Item 15.

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

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on May 19, 2010 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2009) which is incorporated herein by reference.

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

        (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

Exhibit No.		Description
3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

Exhibit No.		Description
10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 207 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.25	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

Exhibit No.		Description
23.2	†	Consent of Grant Thornton LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

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

(17)
Incorporated by reference to the Company's Form 8-A filed on September 5, 2008, Commission File No. 001-34169.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 7, 2009.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

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
Dated: March 3, 2010

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ NORMAN F. SWANTON Norman F. Swanton	President, Chief Executive Officer, Director and Chairman	March 3, 2010
/s/ TIMOTHY A. LARKIN Timothy A. Larkin	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 3, 2010
/s/ ANTHONY COELHO Anthony Coelho	Director	March 3, 2010
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 3, 2010
/s/ THOMAS NOONAN Thomas Noonan	Director	March 3, 2010
/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director	March 3, 2010

Signature	Title (Principal Function)	Date

/s/ CHET BORGIDA Chet Borgida	Director	March 3, 2010
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 3, 2010
/s/ ESPY PRICE Espy Price	Director	March 3, 2010
/s/ JAMES MCCONNELL James McConnell	Director	March 3, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 3, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
March 3, 2010

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2009	2008
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$17,238	$29,688
Accounts receivable—trade, net	11,104	9,680
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $79 in 2009 and $75 in 2008)	97	109
Derivative financial instruments	421	—
Other current assets	600	734

Total current assets	29,460	40,211
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties of $27,976 and $27,116 as of December 31, 2009 and 2008)	224,552	239,438
Property and equipment—at cost, net	1,435	2,011
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $710 in 2009 and $677 in 2008)	875	985
Other assets	4,097	3,988

Total other assets	230,959	246,422

	$260,419	$286,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,051	$315
Accounts payable and accrued expenses	17,149	49,616

Total current liabilities	18,200	49,931
Long-Term Liabilities
Debentures, less current portion	1,486	1,508
Other long-term liabilities, less current portion	11,277	10,769
Derivative financial instruments	10,798	—
Line of credit	89,900	112,400

	113,461	124,677
Commitments and contingencies
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding, 98,112 shares in 2009 and 98,112 shares in 2008 (aggregate liquidation preference $1,177 in 2009 and $1,177 in 2008)	1,179	1,177
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 70,651,160 shares in 2009 and 58,825,881 shares in 2008	7	6
Additional paid-in capital	460,787	430,243
Accumulated deficit	(332,600)	(318,881)
Accumulated other comprehensive income, net of applicable income taxes of $74 in 2009 and $137 in 2008	113	208

	129,486	112,753
Less common stock in Treasury—at cost; 632,250 shares in 2009 and 2008	728	728

Total Stockholders' Equity	128,758	112,025

	$260,419	$286,633

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2009	2008	2007
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$63,402	$108,032	$59,308
Operating Expenses
Lease operating expenses	27,097	31,062	22,924
Depreciation, depletion and amortization	20,617	23,977	11,393
Impairment	—	275,684	—
General and administrative	12,641	14,722	13,771

Total operating expenses	60,355	345,445	48,088

Income (loss) from operations	3,047	(237,413)	11,220
Other income (expense)
Interest and other income	177	1,022	2,385
Interest expense	(5,910)	(5,293)	(2,170)
Loss on derivative financial instruments	(10,973)	—	—
Net gain (loss) on investments	3	98	(46)

Total other income (expense)	(16,703)	(4,173)	169

Income (loss) before provision for income taxes	(13,656)	(241,586)	11,389
Deferred income tax expense (benefit)	63	(29)	(16)

Net income (loss)	(13,719)	(241,557)	11,405
Less dividends and accretion on preferred shares	96	98	267

Net income (loss) applicable to common stockholders	$(13,815)	$(241,655)	$11,138

Basic and diluted income (loss) per common share—Basic	$(0.23)	$(4.17)	$0.20
Basic and diluted income (loss) per common share—Diluted	$(0.23)	$(4.17)	$0.20
Weighted average common shares outstanding—Basic	60,492,900	58,000,166	55,892,536
Weighted average common shares outstanding—Diluted	60,492,900	58,000,166	56,978,948

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2009, 2008 and 2007

	Preferred stock		Common stock
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 1, 2007	272	$3,252	54,143	$6	$371,035	$(88,730)	$141	$(728)	$284,976
Issuance of common stock, net of offering costs	—	—	3,812	—	51,255	—	—	—	51,255
Shares issued from exercise of options	—	—	232	—	1,112	—	—	—	1,112
Shares issued from the exercise of warrants	—	—	4	—	41	—	—	—	41
Conversion to common stock from preferred stock	(2)	(21)	1	—	21	—	—	—	—
Repurchase of preferred stock	(46)	(550)	—	—	—	—	—	—	(550)
Dividends declared on preferred stock	—	—	—	—	(260)	—	—	—	(260)
Stock based compensation	—	—	—	—	1,525	—	—	—	1,525
Accretion of preferred stock to redemption value	—	7	—	—	(7)	—	—	—	—
Net income	—	—	—	—	—	11,406	—	—	11,406
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	24	—	24

Total comprehensive income									11,430

Balance at December 31, 2007	224	$2,688	58,192	$6	$424,722	$(77,324)	$165	$(728)	$349,529
Proceeds from short swing sale of stock	—	—	—	—	92	—	—	—	92
Shares issued from exercise of options	—	—	615	—	2,942	—	—	—	2,942
Shares issued from vesting of restricted stock	—	—	19	—	—	—	—	—	—
Repurchase of preferred stock	(126)	(1,515)	—	—	—	—	—	—	(1,515)
Dividends declared on preferred stock	—	—	—	—	(94)	—	—	—	(94)
Stock based compensation	—	—	—	—	2,585	—	—	—	2,585
Accretion of preferred stock to redemption value	—	4	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(241,557)	—	—	(241,557)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	43	—	43

Total comprehensive loss									(241,514)

Balance at December 31, 2008	98	$1,177	58,826	$6	$430,243	$(318,881)	$208	$(728)	$112,025

Issuance of common stock, net of offering costs	—	—	11,775	1	28,720	—	—	—	28,721
Shares issued from vesting of restricted stock	—	—	50	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(94)	—	—	—	(94)
Stock based compensation	—	—	—	—	1,920	—	—	—	1,920
Accretion of preferred stock to redemption value	—	2	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(13,719)	—	—	(13,719)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(95)	—	(95)

Total comprehensive loss									(13,814)

Balance at December 31, 2009	98	$1,179	70,651	$7	$460,787	$(332,600)	$113	$(728)	$128,758

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(13,719)	$(241,557)	$11,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(49)	(52)	(64)
Amortization and write-off of deferred debt offering costs	213	161	33
Gain on sale of U.S. Treasury bonds—available for sale	(3)	(98)	(2)
Depreciation, depletion and amortization and impairment	20,617	299,661	11,393
Deferred tax expense (benefit)	63	(29)	(16)
Loss on derivative financial instruments	10,377	—	—
Stock option expense	1,920	2,585	1,525
Change in assets and liabilities:
Increase in accounts receivable—trade	(1,160)	(1,424)	(612)
Decrease in other assets	130	1,319	2,379
Increase in accounts payable and accruals	2,844	1,448	1,778
Increase in other long term liabilities	1,277	—	—

Net cash provided by operating activities	22,510	62,014	27,819
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(40,695)	(111,627)	(103,188)
Purchases of property and equipment	(43)	(264)	(1,381)
Proceeds from U.S. Treasury bonds—available for sale	16	445	8

Net cash used in investing activities	(40,722)	(111,446)	(104,561)
Cash flows from financing activities:
Proceeds from line of credit	7,032	66,248	45,491
Payments on long-term debt	(29,991)	(911)	(110)
Issuance of common stock, net	28,721	2,942	1,154
Proceeds from short swing sale of stock	—	92	—
Repurchase of preferred stock, net	—	(2,066)	—

Net cash provided by financing activities	5,762	66,305	46,535

Net increase (decrease) in cash and cash equivalents	(12,450)	16,873	(30,207)
Cash and cash equivalents at beginning of year	29,688	12,815	43,022

Cash and cash equivalents at end of year	$17,238	$29,688	$12,815

Supplemental disclosure of cash flow information Cash paid for interest, net of amount capitalized	$6,210	$4,585	$1,819
Noncash investing and financing activities:
Accrued preferred stock dividend	$337	$243	$397
Change in accounts payable relating to oil and gas property	(35,405)	14,281	7,548
Common stock issued for oil and gas properties	—	—	51,255
Increase (decrease) in asset retirement liability	(700)	2,474	615

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. The Company recorded a $272 million ceiling limitation impairment charge for the year ended December 31, 2008. There was no impairment charge in 2009.

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

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up, by the purchaser. For 2009 and 2008, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 59% and 28%, respectively, of total natural gas and oil sold.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that exceed federally insured limits. At December 31, 2009, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2009 and 2008, the Company has an allowance of $100,000 for doubtful accounts.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1.5 million and $1.2 million, net of accumulated amortization of $680 thousand and $467 thousand, included in other assets at December 31, 2009 and 2008, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds. Preferred stock is accreted to its liquidation value over seven years from the date of issuance.

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

  Use of Estimates

        In preparing financial statements, accounting principles generally accepted in the United States of America require management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining year end proved oil and gas reserves. Actual results could differ from those estimates. The estimate of the Company's oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect reported results.

  Gas Imbalances

        The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances.

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula to estimate the fair value of stock based compensation expenses at the grant date. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $1.9 million, $2.6 million and $1.5 million in compensation expense, respectively, related to stock option plans and restricted stock.

        The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2009, 2008 and 2007, respectively: No expected dividends, weighted average volatility of 70%, 48%, and 44%, risk-free interest rates of 1.54%, 2.06%, and 4.52% and expected lives of 3.5 years for incentive options issued in 2009, 2008 and 2007. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2009, 2008 and 2007 were $0.28, $4.20, and $4.07, respectively.

  Accounting for Long-Lived Assets

        The Company reviews property and equipment for impairment whenever indicators of impairment are present to determine if the carrying amounts exceed the estimated future net cash flows to be realized. Impairment losses are recognized based on the estimated fair value of the asset.

  Derivative financial instruments

        The Company has entered into several crude oil and natural gas hedges in order to minimize any effect of a downturn in oil and gas prices and protect profitability. These derivative financial instruments are carried on the balance sheet at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company has elected not to designate its derivatives as fair value or cash flow hedges (Note J). Gains and losses resulting from changes in the fair value of the non-designated hedges are recognized in earnings.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years. Major classes of property and equipment consisted of the following at December 31:

	2009	2008
	(in thousands)
Equipment	$1,542	$1,542
Automobiles and trucks	624	624
Furniture and fixtures	413	413
Land and buildings	826	826
Office equipment	1,349	1,306

	4,754	4,711
Less accumulated depreciation and amortization	3,319	2,700

	$1,435	$2,011

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

        For the year ended December 31, 2007, diluted weighted average common shares outstanding includes in the money employee stock options of 778,368 and in the money warrants of 308,044.

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2009	2008	2007
Employee stock options	3,419,040	2,477,715	1,026,000
Convertible debentures	47,170	47,885	70,886
Preferred stock	49,056	49,056	224,370
Warrants	52,038	2,668,108	—
Restricted Stock	81,113	131,392	58,330

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        At December 31, 2009, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $35.00 to $50.00 (Note C).

  Goodwill

        Historically the Company tested goodwill for impairment purposes quarterly, to determine if the value of this asset had been impaired. As a result of the Company's low market capitalization at December 31, 2008, the valuation of goodwill relating to the acquisition of Warren E&P was reviewed, and the Company recorded an impairment charge of $3.4 million in the fourth quarter of 2008.

  Asset Retirement Obligations

        The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, net of current portion, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $3.2 million that is legally restricted for potential plugging and abandonment liability in the Wilmington field which is recorded in other assets in the Consolidated Balance Sheets. A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$8,604	$5,581
Liabilities incurred in current year	—	899
Liabilities settled in current year	(858)	(157)
Accretion expense	785	549
Revisions in estimated cash flows	158	1,732

Carrying amount	$8,689	$8,604

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification changes the referencing and organization on financial standards and is effective for financial statements issued for interim and

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

annual periods ending after September 15, 2009. As codification is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

        In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments. This guidance requires that interim disclosures on the fair value of financial instruments be reported in interim reporting as well as in annual financial statements. The adoption of this guidance did not have a material impact on our financial statements.

        On December 31, 2008, the SEC published a final rule to revise its oil and gas reserves estimation and disclosure requirements. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The revised rules amend the definition of proved reserves to permit consideration of new technologies in evaluating oil and natural gas reserves; require the use of an average price based on the prior twelve month period rather than year-end prices, permit the disclosure of probable and possible oil and gas reserves, and revises other oil and natural gas disclosure requirements for operations. The adoption of these rules resulted in lower prices being used for both oil and gas in the preparation of the 2009 reserve report and a decrease in 2009 reserves of approximately 11.2 Bcfe. Additionally, the decrease in reserves resulted in additional depletion, depreciation and amortization being recorded in the fourth quarter of approximately $0.4 million. In January 2010, the FASB issued guidance in the "Extractive Activities—Oil and Gas" topic of the FASC that aligns the FASB's oil and gas reserve estimation and disclosure requirements with the new SEC rule revisions. The new guidance is effective for the Company for the year ending December 31, 2009.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2009	2008
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.7 million and $1.7, respectively
Amortized cost	$788	$752
Gross unrealized gains	184	342

Estimated fair value	$972	$1,094

        During 2007, the Company recognized approximately $(47) thousand of unrealized gains (losses) on its trading securities and during 2009, 2008, and 2007, $3 thousand, $98 thousand and $2 thousand, respectively, of realized gains from its investments in trading and available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the release of such securities due to the release of the Company's obligation related to securing its commitment under certain repurchase agreements and debentures (Notes C & F).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE B—INVESTMENTS (Continued)

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2009 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	972	1,094

Total	$972	$1,094

NOTE C—LONG-TERM LIABILITIES

        Debentures consist of the following at December 31:

	2009	2008
	(in thousands)
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2009 and 2008, principal collateralized by $850 thousand and $875 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020.(1)	$850	$875
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2009 and 2008, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022.(1)	801	801

	1,651	1,676
Less current maturities	165	168

Long-term portion	$1,486	$1,508

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

December 31, 2009, 2008 and 2007

NOTE C—LONG-TERM LIABILITIES (Continued)

of the Debentures and range from approximately $35.00 to $50.00. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2009	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
		(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$850	$35.00	24,285
Secured Convertible 12% Debentures	December 31, 2022	801	35.00	22,885

		$1,651		47,170

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2009, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2010	$165
2011	149
2012	134
2013	120
2014	108
Thereafter	975

$1,651

        Long-term liabilities, excluding derivative financial instruments consist of the following at December 31:

	2009	2008
	(in thousands)
Line of Credit	$89,900	$112,400
Debentures	1,651	1,676
Debt collateralized by treasury stock	374	489
Asset retirement obligations	8,689	8,604
Litigation allowance	3,100	1,832

	103,714	124,992
Less current maturities	1,051	315

Long-term portion	$102,663	$124,677

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE C—LONG-TERM LIABILITIES (Continued)

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note. The Company discounted the note at 10% and the outstanding balance at December 31, 2009 and 2008 was approximately $373 thousand and $489 thousand, respectively, net of discount of approximately $54 thousand and $97 thousand, which is included in other long-term liabilities. The note requires monthly payments of $13 thousand until August 2012 and is collateralized by treasury stock. In the event of default as defined by the agreement, the only remedy by the note holder will be the issuance of the common stock.

        On November 16, 2006, the Company entered into a five year, $150 million credit agreement with JPMorgan Chase Bank. On November 19, 2007, the Company entered into an Amended and Restated Credit Agreement with Merrill Lynch Capital ("the Lender"). The Merrill Lynch Credit Agreement replaced the existing agreement entered into with JPMorgan Chase Bank. The Credit Facility provides for a revolving credit line up to the lesser of (i) the Borrowing Base (ii) $250 million, and (iii) the Draw Limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets and is guaranteed by two of our wholly-owned subsidiaries.

        The Borrowing Base will be determined by the Lender at least semi-annually on each April 1 and October 1. The current Borrowing Base is $120 million. We may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the Lenders may request unscheduled determinations at any time. If the borrowing base is reduced below the outstanding balance, the Company would be obligated to reduce the deficiency by 25% within 90 days and has an additional 90 days to cure the remaining deficiency.

        Depending on the current level of Borrowing Base usage, the annual interest rate on each base rate borrowing will be at the Borrower's option: a) a "Base Rate Loan", or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate" plus the applicable "Base Rate Margin", calculated to be the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin", that ranges from 2.75% to 3.50%. As of December 31, 2009, the weighted average interest rate on the credit line was 3.3%. Interest is payable quarterly.

        The Company is subject to certain covenants under the terms of the Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio (including unused borrowing base in current assets as defined in the Credit Facility), of 1.0 to 1.0; and (2) a maximum interest coverage ratio (Consolidated EBITDAX to interest expense, as defined in the Credit Facility) of not more than 2.5 to 1.0. As of December 31, 2009, the Company had borrowed $89.9 million under the Credit Facility and was in compliance with all covenants.

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

December 31, 2009, 2008 and 2007

NOTE C—LONG-TERM LIABILITIES (Continued)

        The Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of the Lenders shall, accelerate amounts due under the Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).

NOTE D—STOCKHOLDERS' EQUITY

        On October 23, 2009, the Company sold 11,775,000 shares of common stock to the public in a secondary offering at a price of $2.60 per share. After deducting the underwriters' commission and offering expenses, the Company received total net proceeds of approximately $28.7 million.

        During 2007, the Company issued 3,812,262 shares to partners in drilling partnerships in exchange for the oil and gas assets in the partnerships. These shares had a value of approximately $51.3 million based on the closing price of our stock on the day of issuance.

        During 2008 and 2007, the Company issued 614,535 and 231,533 shares of common stock to individuals who exercised options at exercise prices ranging from $4 to $10.51 per share. Also during 2007, the Company issued 4,185 shares of common stock to investors who exercised Class A warrants at $10 per share and Class B warrants at $12.50 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $337 thousand ($3.36 per share) and $243 thousand ($2.40 per share) were accrued at December 31, 2009 and 2008, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

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

December 31, 2009, 2008 and 2007

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        During 2008, the Company redeemed 126,258 shares of preferred stock plus accrued dividends, at a cost of approximately $1.7 million. During 2007, the Company issued 867 shares of common stock to preferred stock investors who exchanged on a 1 to 0.50 basis.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2009:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	848,819	$11.70	373,526
2001 Stock Incentive Plan	2,500,000	1,296,829	$5.16	195,052
2001 Key Employee Stock Incentive Plan	2,500,000	1,354,505	$3.57	375,134

Total	6,975,000	3,500,153	$6.13	943,712

        During 2009, the Board of Directors approved and the Company issued 1,619,874 stock options to officers and employees of the Company exercisable at prices ranging from $0.51 to $2.06 per share. During 2008, the Board of Directors approved and the Company issued 470,250 stock options to officers and employees of the Company exercisable at prices ranging from $10.79 to $13.46 per share and 112,857 shares of restricted stock. During 2007, the Board of Directors approved and the Company issued 594,250 stock options to officers and employees of the Company exercisable at prices ranging from $10.51 to $14.40 per share. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2009, 2008 and 2007 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2006	2,456,783	$8.07
Issued	594,250	$10.94
Exercised	(231,533)	$4.80
Expired	—
Forfeited	(43,750)	$13.37

Options outstanding—December 31, 2007	2,775,750	$8.88
Issued	470,250	$11.30
Exercised	(614,535)	$4.79
Expired	—
Forfeited	(153,750)	$12.15

Options outstanding—December 31, 2008	2,477,715	$10.15
Issued	1,619,874	$0.56
Exercised	—
Expired	(496,800)	$7.00
Forfeited	(181,749)	$10.96

Options outstanding—December 31, 2009	3,419,040	$6.02

        The following table summarizes information about the Company's stock options outstanding at December 31, 2009

Exercise Price	Options Outstanding at Year End	Weighted Average Remaining Life (In Years)	Options Exercisable at Year End
$0.51	1,568,996	4.18	—
$2.06	48,378	4.39	—
$9.05	614,000	0.10	614,000
$10.51	367,166	2.19	254,997
$10.79	20,000	3.59	6,667
$11.00	10,000	0.72	10,000
$11.15	335,750	3.18	111,916
$12.53	50,000	1.87	50,000
$12.62	15,000	2.47	10,000
$12.99	20,000	2.38	13,333
$13.10	5,000	3.31	1,667
$13.51	30,000	2.27	20,000
$13.85	319,750	1.22	319,750
$14.40	15,000	2.78	10,000

Total	3,419,040	2.77	1,422,330

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE D—STOCKHOLDERS' EQUITY (Continued)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	3,419,040	$6.02	2.77	$3,063

Exercisable at December 31, 2009	1,422,330	$10.87	1.14	$—

        The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $5.2 million and $1.9 million. There were no option exercises in 2009.

        As of December 31, 2009 there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.39 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2008 and 2007 was $2.9 million and $1.1 million. We issue new shares of common stock to settle option exercises. No options were exercised in 2009.

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2007	58,330	$10.51
Granted	112,857	11.15
Vested	(19,445)	10.51
Forfeited	(20,350)	11.15

Outstanding at December 31, 2008	131,392	$10.96
Granted	—	—
Vested	(50,279)	10.90
Forfeited	—	—

Outstanding at December 31, 2009	81,113	$11.00

        Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.4 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's warrants issued as of December 31, 2009, 2008 and 2007 and changes during the years ended on those dates is presented below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding—December 31, 2006	2,807,536	$11.17
Issued	—
Exercised	(4,185)	$10.00
Expired	—
Forfeited	—

Warrants outstanding—December 31, 2007	2,803,351	$11.17
Issued	—
Exercised	—
Expired	(135,243)	$10.00
Forfeited	—

Warrants outstanding—December 31, 2008	2,668,108	$11.23
Issued	—
Exercised	—
Expired	(2,616,070)	$11.25
Forfeited	—

Warrants outstanding—December 31, 2009	52,038	$10.24

        The total intrinsic value of warrants outstanding at December 31, 2009 and 2008 was zero.

        The following table summarizes information about the Company's warrants outstanding at December 31, 2009:

Exercise Price	Warrants Outstanding at Year End	Weighted Average Remaining Life (In Years)	Warrants Exercisable at Year End
$10.00	47,038	0.08	47,038
$12.50	5,000	0.08	5,000

Total	52,038	0.08	52,038

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2009	2008	2007
	(in thousands)
Income taxes at federal statutory rate(a)	$(4,697)	$(84,555)	$3,872
Change in valuation allowance	16,497	109,085	(3,989)
Nondeductible expenses	50	874	149
Deductions for the exercise of stock options	—	(1,807)	(644)
State income taxes net of federal benefit	(829)	(9,422)	393
Other	(10,958)	(14,204)	203

	$63	$(29)	$(16)

(a)
34% for 2009, 35% for 2008 and 34% for 2007.

        Deferred tax assets and liabilities are as follows as of December 31:

	2009	2008
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$79,390	$52,615
Oil and gas properties and tangible equipment	73,056	84,165
Stock option expense	2,671	1,904
Other	314	314

	155,431	138,998
Less valuation allowance	155,358	138,861

Total deferred tax asset	73	137

Deferred tax liabilities relating to:
Oil and gas properties and tangible equipment	—	—
Net unrealized gain on investments	73	137

Total deferred tax liability	73	137

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance increased by approximately $16 million and $109 million for the years ended December 31, 2009 and 2008, respectively, and decreased by approximately $4.0 million for the year ended December 31, 2007.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE E—INCOME TAXES (Continued)

        At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $199 million, which begin to expire in 2012.

NOTE F—COMMITMENTS AND CONTINGENCIES

  Employment Agreements

        The Company has entered into employment agreements with certain key executives. Under the terms of these agreements, certain executives are entitled to termination compensation equal to at least two years annual salary if terminated without cause or in the event of a change in control. At December 31, 2009, the maximum termination compensation for all executives is approximately $1.8 million.

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2009 and 2008, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.7 million and $1.7 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.0 million and $1.1 million, respectively (see Note B).

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

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2009, are as follows:

(in thousands)
Year ending December 31:
2010	$641
2011	636
2012	605
2013	297
2014	209
Thereafter	69

$2,457

        Rent expense under these leases was approximately $700 thousand, $658 thousand and $417 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

  Legal Proceedings

        In January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company ("Warren E&P"), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.). The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. Warren E&P has been discussing and negotiating a resolution of this case, and has reached a tentative, oral agreement with the City Attorney's office and the District Attorney's Office to settle this case. The oral agreement must be documented in writing, but generally provides that the criminal case will be dismissed against all defendants, and Warren will be required to enter into a Consent Decree and Civil Compromise Agreement, which will require it to pay certain costs and civil penalties and fines in the approximate amount of $100,000. In December of 2009, Warren E&P was able to obtain a dismissal of the six individual defendants from the case. Warren E&P and its counsel are currently working with the District Attorney's office on the specific terms of the Consent Decree and Civil Compromise Agreement, and both anticipate this case will be resolved and ultimately settled in the first quarter of 2010.

        In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham's Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. Warren intends to appeal the order of the trial court to the Texas Court of Appeals. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

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

December 31, 2009, 2008 and 2007

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        The following summary presents unaudited pro forma consolidated results of operations for year ended December 31, 2007 as if the acquisition of the drilling partnerships had occurred as of January 1, 2007. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired. The unaudited pro forma information (presented in millions of dollars, except per share amounts) is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor is it necessarily indicative of future operating results.

Pro Forma:	Year Ended December 31, 2007
Revenues(in millions)	$63.4
Net income(in millions)	11.5
Earnings per share:
Basic—	$0.21
Diluted—	$0.20

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. On October 1, 2006, the Company changed its matching policy to contribute up to 100% of the participant's contribution, up to federally allowed limits. Prior to October 1, 2006, the Company contributed for each participant a required matching contribution equal to 50% of the participant's contribution to a maximum of 6% of each employee's annual compensation. On January 1, 2009, the Company changed to a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's contributions vest over five years at 20% per year. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $137 thousand, $485 thousand and $338 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

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

December 31, 2009, 2008 and 2007

NOTE I—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Fixed Rate Debentures:    Fair values of fixed rate convertible debentures were calculated using interest rates in effect as of year end for similar instruments with the other terms unchanged.

        Other Long-Term Liabilities.    The carrying amount approximates fair value due the current rates offered to the Company for long-term liabilities of the same remaining maturities.

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2009		2008
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	$3,158	$3,158	$3,154	$3,154
Financial liabilities
Fixed rate debentures	$1,760	$1,651	$2,543	$1,676
Other long-term liabilities	373	373	489	489
Line of credit	89,900	89,900	112,400	112,400

FAIR VALUE MEASUREMENTS:

        Fair value as defined by authoritative literature is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

        Level 1:    Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE I—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$972	$—	$—	$972
Commodity derivatives	$—	$421	$—	$421

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,798	$—	$10,798

NOTE J—DERIVATIVE FINANCIAL INSTRUMENTS

        To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management's view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps. However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE J—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the open financial derivative positions as of December 31, 2009 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	1,225 Bbld	$61.80
Gas	Swap	01/01/10 - 03/31/10	2,500 Mmbtu/d	-$0.40*
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	-$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	-$0.64*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	-$0.71*

*
This represents a differential spread between NYMEX and CIG pricing.

        The tables below summarize the amount of gain (loss) recognized in income from derivative instruments.

Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance
Derivatives not designated as Hedging Instrument under authoritative guidance	Year Ended December 31, 2009 (in thousands)
Realized cash settlements on hedges	$(1,501)
Unrealized gain (loss) on hedges	(9,472)

Total	$(10,973)

        We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. All derivatives are held with one counter party and gains and losses are offset in the Balance Sheet presentation. The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	1,239
Commodity—Oil	current	(818)

Total derivatives not designated as hedging instruments		$421

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE J—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	120
Commodity—Oil	Non-current	10,678

Total derivatives not designated as hedging instruments		$10,798

NOTE K—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2009	2008	2007
	(in thousands)
Property acquisition—unproved	$—	$—	$14,265
Property acquisition—proved	14	86	39,924
Exploration costs	318	673	5,269
Development costs	3,995	127,622	103,161

	$4,327	$128,381	$162,619

        During 2007, the Company acquired all remaining interests in the 1999 through 2003 drilling partnerships for approximately $1.6 million in cash and $51.3 million in common stock. During the three months ended March 31, 2006, the Company acquired all minority interests in the 1994 thru 1998 drilling partnerships for approximately $1.6 million in cash. The minority interest relating to these partnerships was recorded as a reduction in the cost basis of the assets acquired

        Asset retirement cost included in oil and gas property costs decreased by approximately $0.7 million in 2009 and increased by approximately $2.5 million and $0.6 million for 2008 and 2007, respectively.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2009	2008
	(in thousands)
Unproved oil and gas properties	$27,976	$27,116
Proved oil and gas properties	552,175	548,708

	580,151	575,824
Less accumulated depreciation, depletion, amortization and impairment expense	355,599	336,386

	$224,552	$239,438

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE K—OIL AND GAS INFORMATION (Continued)

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2009	2008	2007
	(in thousands)
Revenues	$63,402	$108,032	$59,308
Production costs	(27,097)	(31,062)	(22,923)
Accretion of asset retirement obligation	(785)	(549)	(455)
Impairment of oil and gas properties	—	(272,254)	—
Depreciation, depletion, amortization	(18,707)	(22,413)	(10,148)

Gain (loss) from oil and gas producing activities	$16,813	$(218,246)	$25,782

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2009:

	Costs incurred in
	Fiscal year 2009	Fiscal year 2008	Fiscal year 2007	Prior to 2007	Total
		(in thousands)
Acquisition costs	$—	$—	$—	$834	$834
Exploration costs	—	—	—	—	—
Development costs	860	8,570	12,878	4,834	27,142
Capitalized interest	—	—	—	—	—

Total oil and gas properties not subject to amortization	$860	$8,570	$12,878	$5,668	$27,976

NOTE L—OIL AND GAS RESERVE DATA (UNAUDITED)

        In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserves reporting requirements. The Company adopted these rules effective December 31, 2009. The most significant impact to the Company in the calculation of its reserves was the use of 12-month average pricing to calculate year end reserves instead of year end prices.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE L—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        Adoption of the new rules resulted in lower prices being used for both oil and gas in the preparation of the year end reserve report. Use of old year end pricing rules would have resulted in proved reserves of approximately 135.4 Bcfe as of December 31, 2009. Under the new 12-month average rules, proved reserves at December 31, 2009 were 124.2 Bcfe, a decrease of 11.2 Bcfe. All proved undeveloped reserves under both methods were scheduled to be drilled within five years. In addition, the impact of using a 12-month average price resulted in an increase in depreciation, depletion and amortization in the fourth quarter of 2009 of approximately $0.4 million.

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

        The standardized measure of discounted future net cash flows for 2008 and 2007 was computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The standardized measure of discounted future net cash flows for 2009, were computed by applying 12-month average prices for oil and gas during 2009. The estimated future net cash flows are then discounted using a rate of 10%.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE L—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by Williamson Petroleum Consultants, Inc., our independent petroleum engineers.

Summary of Changes in Proved Reserves

	Year ended December 31,
	2009			2008			2007
	Mbbls	Mmcf		Mbbls		Mmcf	Mbbls	Mmcf
Proved reserves
Beginning of year	9,414	72,825		53,110		37,768	54,077	24,825
Purchase of reserves in place	—	—		—		—	62	10,936
Discoveries and extensions	—	8,380		—		40,265	2,583	8,608
Revisions of previous estimates	1,760	(14,420)	(a)	(42,685)	(b)	(2,278)	(2,787)	(5,346)
Production	(953)	(3,885)		(1,011)		(2,930)	(825)	(1,255)

End of year	10,221	62,900		9,414		72,825	53,110	37,768

Proved developed reserves
Beginning of year	6,498	52,763		11,202		21,852	9,583	9,264
End of year	7,933	49,868		6,498		52,763	11,202	21,852

(a)
Due to a decrease in gas prices used for the calculation of 2009 reserves, certain gas proved undeveloped locations in the Atlantic Rim were deemed non economic.

(b)
Due to a significant decrease in oil prices at December 31, 2008, a majority of the Company's proved undeveloped locations in the WTU and NWU facility were deemed non economic at year end.

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2009	2008	2007
	(Amounts in thousands)
Future cash inflows	$757,883	$659,687	$4,768,107
Future production costs and taxes	(326,130)	(322,434)	(1,326,656)
Future development costs	(21,314)	(24,733)	(321,959)
Future income tax expenses	—	—	(867,410)

Net future cash flows	410,439	312,520	2,252,082
Discounted at 10% for estimated timing of cash flows	(169,147)	(118,532)	(1,432,931)

Standardized measure of discounted future net cash flows	$241,292	$193,988	$819,151

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

NOTE L—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Sales, net of production costs and taxes	$(36,305)	$(76,971)	$(36,385)
Discoveries and extensions	6,915	60,858	74,470
Purchases of reserves in place	—	—	20,046
Changes in prices and production costs	60,117	(656,236)	521,528
Revisions of quantity estimates	16,546	(447,790)	(67,308)
Development costs incurred	1,248	76,287	82,892
Net changes in development costs	(16,258)	80,457	(173,600)
Interest factor—accretion of discount	19,399	107,961	62,387
Net change in income taxes	—	260,462	(49,166)
Changes in production rates (timing) and other	(4,358)	(30,191)	(28,289)

Net (decrease) increase	47,304	(625,163)	406,575
Balance at beginning of year	193,988	819,151	412,576

Balance at end of year	$241,292	$193,988	$819,151

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2009 and year end prices for 2008 and 2007, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2009, 2008 and 2007 were $54.33, $32.92 and $86.21 per Bbl and $3.22, $4.80 and $5.02 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties in the years ended December 31, 2010 and 2011 are $12.8 million and $8.5 million, respectively.

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

December 31, 2009, 2008 and 2007

NOTE M—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows:

	2009
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$11,547	$15,219	$16,439	$20,197	$63,402
Gross profit	2,748	9,814	10,668	13,075	36,305
Net income(loss) applicable to common stockholders	(6,578)	(9,194)	2,169	(212)	(13,815)
Earnings per share Basic and diluted	$(0.11)	$(0.16)	$0.04	$(0.00)	$(0.23)

	2008
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$23,922	$34,460	$34,223	$16,548	$109,153
Gross profit	17,620	27,716	25,623	6,012	76,971
Net income(loss) applicable to common stockholders	9,430	17,682	15,800	(284,567)	(241,655)
Earnings per share Basic and diluted	$0.16	$0.30	$0.27	$(4.84)	$(4.17)

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2009

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

Exhibit No.		Description
10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 2007 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.24	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2010

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

Exhibit No.		Description

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	†	Consent of Grant Thornton LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

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

(16)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 20, 2007.

(17)
Incorporated by reference to the Company's Form 8-A filed on September 5, 2008, Commission File No. 001-34169.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 7, 2010.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

†
Filed herewith.