Form 10-Q
period 2010-03-31
WARREN RESOURCES INC
filed 2010-05-05
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

(212) 697-9660

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The aggregate number of Registrant’s outstanding shares on May 5, 2010 was 70,814,547 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$17,777	$17,238
Accounts receivable — trade	12,611	11,104
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	99	97
Derivative financial instruments	689	421
Other current assets	1,085	600

Total current assets	32,261	29,460

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $28,049 and $27,976 as of March 31, 2010 and December 31, 2009)	222,028	224,552
Property and equipment—at cost, net	1,330	1,435
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	892	875
Other assets	4,054	4,097

Total other assets	228,304	230,959
	$260,565	$260,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$947	$1,051
Accounts payable and accruals	17,122	17,149

Total current liabilities	18,069	18,200

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	11,357	11,277
Derivative financial instruments	8,613	10,798
Line of credit	85,000	89,900

	106,456	113,461

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 44,585 shares and 98,112 in 2010 and 2009, respectively (aggregate liquidation preference $535 in 2010 and $1,177 in 2009)	537	1,179
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 70,814,213 shares in 2010 and 70,651,160 shares in 2009	7	7
Additional paid-in-capital	461,521	460,787
Accumulated deficit	(325,414)	(332,600)
Accumulated other comprehensive income, net of applicable income taxes of $77 in 2010 and $74 in 2009	117	113
	136,768	129,486
Less common stock in Treasury—at cost; 632,250 shares in 2010 and 2009	728	728
Total stockholders’ equity	136,040	128,758
	$260,565	$260,419

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2010	2009
Operating revenues
Oil and gas sales	$21,589	$11,547

Operating expenses
Lease operating expense and taxes	7,231	8,799
Depreciation, depletion and amortization	4,783	5,316
General and administrative	3,452	3,255

Total operating expenses	15,466	17,370

Income (loss) from operations	6,123	(5,823)

Other income (expense)
Interest and other income	38	97
Interest expense	(872)	(1,544)
Gain on derivative financial instruments	1,894	734

Total other income (expense)	1,060	(713)

Income (loss) before taxes	7,183	(6,536)

Deferred income tax expense (benefit)	(3)	18

Net income (loss)	7,186	(6,554)

Less dividends and accretion on preferred shares	11	24

Net income (loss) applicable to common stockholders	$7,175	$(6,578)

Earnings (loss) per share — Basic	$0.10	$(0.11)
Earnings (loss) per share — Diluted	$0.10	$(0.11)

Weighted average common shares outstanding — Basic	70,083,641	58,243,910
Weighted average common shares outstanding — Diluted	71,204,846	58,243,910

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	(in thousands)
	2010	2009

Cash flows from operating activities:
Net income (loss)	$7,186	$(6,554)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(12)	(12)
Amortization of deferred offering costs	43	37
Depreciation, depletion and amortization	4,783	5,316
Change in fair value of derivative financial instruments	(2,452)	(87)
Stock option expense	732	543
Deferred tax expense	(3)	18
Change in assets and liabilities:
(Increase) decrease in accounts receivable—trade	(815)	3,345
Increase in other assets	(485)	(1,068)
Decrease in accounts payable and accruals	(989)	(1,291)

Net cash provided by operating activities	7,988	247

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(1,882)	(17,833)
Purchase of property and equipment	(6)	—

Net cash used in investing activities	(1,888)	(17,833)

Cash flows from financing activities:
Proceeds from line of credit	—	7,350
Payments on long-term debt	(4,931)	(28)
Issuance of common stock, net	12	—
Repurchase of preferred stock, net	(642)	—

Net cash provided by (used in) financing activities	(5,561)	7,322

Net increase (decrease) in cash and cash equivalents	539	(10,264)

Cash and cash equivalents at beginning of period	17,238	29,688

Cash and cash equivalents at end of period	$17,777	$19,424

Supplemental disclosure of cash flow information Cash paid for interest	$849	$1,500
Noncash investing and financing activities Accrued preferred stock dividend	11	24

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2010 and December 31, 2009, the consolidated results of operations for the three months ended March 31, 2010 and 2009 and consolidated cash flows for the three months ended March 31, 2010 and 2009. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2009. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.7 and $0.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	77.8%	69.3%
Risk-free interest rate	1.6%	1.5%
Fair value of options	$1.32	$0.25
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2009	3,419,040	$6.02
Granted	1,058,500	2.42
Exercised	(23,234)	0.51
Forfeited or expired	(614,000)	9.05
Outstanding at March 31, 2010	3,840,306	$4.57	3.61	$3,235

Exercisable at March 31, 2010	1,532,182	$8.21	2.85	$1,005

The total intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $45,000. There were no options exercised in the three months ended March 31, 2009.

As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $2.2 million, which we expect to recognize over a weighted average period of 2.3 years.

Restricted Shares

Restricted share activity as of March 31, 2010 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(183,629)	4.74
Forfeited	—	—
Outstanding at March 31, 2010	430,921	$3.04

Restricted stock awards for executive officers and employees vest ratably over three years, excluding shares issued in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.9 million, which is expected to be recognized over a weighted average period of approximately 0.9 years.

NOTE C—CHANGES IN STOCKHOLDERS’ EQUITY

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

Additionally, commencing October 1, 2009, holders of the preferred stock can elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings applicable to common stockholders. For the three months ended March 31, 2010, the Company redeemed 53,527 shares of preferred stock for an aggregate redemption amount of $642,324.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2010 and March 31, 2009 of  69,462 and 96,941 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of  2,725,465 and 5,261,133 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $4.57 and $6.29 at March 31, 2010 and March 31, 2009, respectively. At March 31, 2010, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$7,175	$(6,578)

Weighted average shares outstanding - basic	70,083,641	58,243,910
Effect of dilutive securities — stock options	1,121,205	—
Effect of dilutive securities — preferred stock	—	—
Effect of dilutive securities — warrants	—	—

Weighted average shares outstanding - diluted	71,204,846	58,243,910

Basic net earnings (loss) per share	$0.10	$(0.11)
Diluted net earnings (loss) per share	$0.10	$(0.11)

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2010	2009
	(in thousands)

Line of Credit	$85,000	$89,900
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	343	374
Asset retirement obligations	8,696	8,689
Litigation allowance	3,100	3,100
	98,790	103,714
Less current portion	947	1,051
Long-term portion	$97,843	$102,663

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.) The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. The Company repaid $4.9 million under the Credit Facility during the first quarter of 2010, leaving $35 million of currently available credit. Credit line interest of approximately $0.1 million was accrued as of March 31, 2010. As of March 31, 2010, the Company has $85 million outstanding on its borrowing base.

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

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2010, there were no Bond Redemptions.

NOTE F—CONTINGENCIES

In January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company (“Warren E&P”), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.). The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. The complaint alleges all eight counts against Warren E&P, Inc. and one to four counts against each of the individuals. Warren E&P has been discussing and negotiating a resolution of this case, and has reached a tentative, oral agreement with the City Attorney’s office and the District Attorney’s Office to settle this case. The oral agreement must be documented in writing, but generally provides that the criminal case will be dismissed against all defendants, and Warren will be required to enter into a Consent Decree and Civil Compromise Agreement, which will require it to pay certain costs and civil penalties and fines in the approximate amount of $100,000. In December of 2009, Warren E&P was able to obtain a dismissal of the six individual defendants from the case. Warren E&P and its counsel are currently working with the District Attorney’s office on the specific terms of the Consent Decree and Civil Compromise Agreement, and both anticipate this case will be resolved and ultimately settled in the second quarter of 2010.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. Warren intends to appeal the order of the trial court to the Texas Court of Appeals. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

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

NOTE G—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	Three months ending
	March 31,
	2010	2009
	(in thousands)

Net income (loss)	$7,186	$(6,554)
Holding gains (losses) on available for sale investments	4	(26)

Comprehensive income (loss)	$7,190	$(6,580)

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Convertible Debentures: Fair values of fixed rate convertible debentures were calculated using interest rates in effect as of period end for similar instruments with the other terms unchanged.

Other Long-Term Liabilities.  The carrying amount approximates fair value due the current rates offered to the Company for long-term liabilities of the same remaining maturities.

Line of Credit. The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	March 31, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
U.S. Treasury Bonds	$991	$991	$972	$972
Collateral security account	3,158	3,158	3,158	3,158
Financial liabilities
Fixed rate debentures	$1,779	$1,651	$1,760	$1,651
Other long-term liabilities	343	343	373	373
Line of credit	85,000	85,000	89,900	89,900

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

March 31, 2010

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$991	$—	$—	$991
Commodity derivative asset	$—	$689	$—	$689

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivative liability	$—	$8,613	$—	$8,613

December 31, 2009

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$972	$—	$—	$972
Commodity derivative asset	$—	$421	$—	$421

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivative liability	$—	$10,798	$—	$10,798

NOTE I — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps and a costless collar.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges for accounting purposes.

The following table summarizes the open financial derivative positions as of March 31, 2010, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	1,225 Bbld	$61.80
Gas	Swap	01/01/10 - 03/31/10	2,500 Mmbtu/d	–$0.40*
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	–$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	–$0.64*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	–$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	–$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains recognized in income from derivative instruments.

Derivatives not designated as	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance
Hedging Instrument under authoritative guidance	Three months ended March 31, 2010 (in thousands)	Three months ended March 31, 2009 (in thousands)

Realized cash settlements on hedges	$816	$647
Unrealized gain on hedges	1,078	87
Total	$1,894	$734

We present our derivative assets and liabilities in our Condensed Balance Sheets on a net basis. All derivatives are held with one counter party and gains and losses are offset in the Balance Sheet presentation. The table below reflects the line item in our Condensed Balance Sheet where the fair value of our net derivatives, are included.

March 31, 2010

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	3,345
Commodity—Oil	current	(2,656)
Total derivatives not designated as hedging instruments		$689

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	455
Commodity—Oil	Non-current	8,158
Total derivatives not designated as hedging instruments		$8,613

December 31, 2009

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	1,239
Commodity—Oil	current	(818)
Total derivatives not designated as hedging instruments		$421

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	120
Commodity—Oil	Non-current	10,678
Total derivatives not designated as hedging instruments		$10,798

NOTE J — RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have any effect on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2009 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2010, we owned natural gas and oil leasehold interests in approximately 148,500 gross, 79,300 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $0.5 million to $17.8 million during the three months ended March 31, 2010.  This resulted from cash provided from operating activities of $8.0 million offset by cash used in financing activities of $5.6 million and cash used in investing activities of $1.9 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in financing activities primarily represents repayments on our Credit Facility (as discussed in more detail below).  Cash used in investing activities was primarily spent on oil and gas properties and equipment.

On October 23, 2009, the Company sold 11.8 million shares of common stock at $2.60 per share.  The Company received net proceeds of $28.9 million after deducting $1.8 million of issuance costs.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $35 million as of March 31, 2010.  The Company repaid $4.9 million under the Credit Facility during the first quarter of 2010.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of March 31, 2010, the Company had borrowed $85 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the first quarter of 2010, the Company incurred $0.8 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of March 31, 2010. The weighted average interest rate as of March 31, 2010, was 3.4%.

Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more than 18 months, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. In recent months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about May 15, 2010. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations. Additionally, low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2010, including a 2010 capital expenditure budget which is expected to be funded by discretionary cash flow, entered into price swap agreements, collars and differential swap agreements for a portion of its 2010 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, employee reductions and reductions in discretionary expenditures. As of March 31, 2010, approximately 50% of the Company’s natural gas production and 40% of the Company’s oil production are covered by price swaps. It is not anticipated that these percentages will change significantly during the remainder of 2010. If the liquidity of the Company would worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during 2010.

During the first quarter of 2010, the Company had net income of $7.2 million (which included $1.1 million of unrealized gains on derivative financial instruments). This compares to the first quarter of 2009 when the Company incurred a net loss of $6.6 million (which included $87,000 of unrealized losses on derivative financial instruments). At March 31, 2010, current assets were $14.2 million more than current liabilities. Currently, the Company has a borrowing base of $120 million and $85 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects are or may be uneconomic at this time.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first quarter of 2010, our oil lease operating expenses were $17.25 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first quarter of 2010, our natural gas lease operating expenses were $3.16 per net mcf of gas produced. The Company’s proved reserves are based on assumptions that may prove to be inaccurate.

At March 31, 2010, we had approximately 1.5 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.5 million outstanding vested options, 1.0 million had exercise prices above the closing market price $2.52 of our common stock on March 31, 2010.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.0 million at March 31, 2010.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of March 31, 2010	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$85,000	$—	$85,000	$—	$—
Bonds	1,651	165	282	229	975
Drilling commitments	585	585	—	—	—
Leases	2,295	479	1,242	505	69
Total	$89,531	$1,229	$86,524	$734	$1,044

*                      Does not include estimated interest of $3.1 million less than one year, $5.2 million 1-3 years, $0.4 million 3-5 years and $1.3 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Oil and gas sales. Revenue from oil and gas sales increased $10.0 million in the first quarter of 2010 to $21.6 million, an 87% increase compared to the same quarter in 2009.  This increase resulted from an increase in realized energy prices.  The average realized price per barrel of oil for the three months ended March 31, 2010 and 2009 was $70.52 and $35.14, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2010 and 2009 was $5.50 and $2.89, respectively.  Net oil production for the three months ended March 31, 2010 and 2009 was 223 Mbbls and 253 Mbbls, respectively.  Net gas production for the three months ended March 31, 2010 and 2009 was 1.1 Bcf and 0.9 Bcf, respectively.

Lease operating expense. Lease operating expense for the first quarter of 2010 decreased 18% to $7.2 million ($3.00 per Mcfe) compared to $8.8 million ($3.61 per Mcfe) in the comparable period of 2009. Primarily, this decrease resulted from reduced lease operating expenses in our Atlantic Rim Project resulted from shutting in uneconomic wells and reduced workovers on wells.  Additionally, this decrease resulted from reduced field expenses in our California oil properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.5 million for the first quarter of 2010 to $4.8 million, a 10% decrease compared to the corresponding quarter last year.  This decrease reflects a reduction in estimated future development costs which reduced overall depletion expense.  This decrease was partially offset by an increase in the depletion rate related to proved reserves in the full cost pool.  The 2010 depletion rate decreased to $1.99 per mcfe compared to $2.18 per mcfe in 2009.

General and administrative expenses. General and administrative expenses increased $0.2 million in the first quarter of 2010 to $3.5 million, a 6% increase compared to the corresponding quarter last year.  This reflects an increase in stock option expense of $0.2 million.

Interest expense. Interest expense decreased $0.7 million in the first quarter of 2010 to $0.9 million compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility and a decrease in interest rates.

Interest and other income. Interest and other income decreased $0.1 million in the first quarter of 2010 to $38 thousand, a 61% decrease compared to the same quarter in 2009. This represents a decrease in interest earned due to lower interest rates as compared to the corresponding quarter last year.

Gain (loss) on derivative financial instruments.  Derivative gains of $1.9 million were recorded in the first quarter of 2010. This amount reflects $0.8 million of realized gains and $1.1 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and costless collar positions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2009 Form 10-K includes a discussion of our critical accounting policies.

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

In 2009 and 2010 we entered into several financial derivative swap contracts and a costless collar to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. Through a price swap, we have fixed the price we will receive on a portion of our natural gas and oil production. In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts.

The following table summarizes our open financial derivative positions as of May 5, 2010 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	1,225 Bbld	$61.80
Gas	Swap	01/01/10 - 03/31/10	2,500 Mmbtu/d	–$0.40*
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	–$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	–$0.64*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	–$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	–$0.51*

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

At March 31, 2010, we had debt outstanding under our Credit Facility of $85 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation, environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2009 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note F to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our Registration Statement on Form S-3, and the prospectus supplement thereto, in connection with our public offering on October 23, 2009, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.               Not applicable

b.              Not applicable

c.               Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None held in the first quarter of 2010.

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
Date: May 5, 2010
	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer