Form 10-Q
period 2010-06-30
WARREN RESOURCES INC
filed 2010-08-04
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The aggregate number of Registrant’s outstanding shares on August 4, 2010 was 71,047,939 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$15,296	$17,238
Accounts receivable — trade	11,885	11,104
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	110	97
Derivative financial instruments	—	421
Other current assets	1,001	600

Total current assets	28,292	29,460

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $26,590 and $27,976 as of June 30, 2010 and December 31, 2009)	229,446	224,552
Property and equipment—at cost, net	1,280	1,435
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	994	875
Other assets	4,003	4,097

Total other assets	235,723	230,959
	$264,015	$260,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$817	$1,051
Accounts payable and accruals	20,344	17,149
Derivative financial instruments	51	—

Total current liabilities	21,212	18,200

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	11,609	11,277
Derivative financial instruments	2,132	10,798
Line of credit	82,500	89,900

	97,727	113,461

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares and 98,112 in 2010 and 2009, respectively (aggregate liquidation preference $128 in 2010 and $1,177 in 2009)	128	1,179
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 71,047,939 shares in 2010 and 70,651,160 shares in 2009	7	7
Additional paid-in-capital	462,343	460,787
Accumulated deficit	(316,851)	(332,600)
Accumulated other comprehensive income, net of applicable income taxes of $117 in 2010 and $74 in 2009	177	113
	145,804	129,486
Less common stock in Treasury—at cost; 632,250 shares in 2010 and 2009	728	728
Total stockholders’ equity	145,076	128,758
	$264,015	$260,419

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2010	2009	2010	2009
Operating revenues
Oil and gas sales	$20,982	$15,219	$42,571	$26,766

Operating expenses
Lease operating expense and taxes	6,734	5,405	13,966	14,204
Depreciation, depletion and amortization	5,141	5,192	9,923	10,507
General and administrative	4,161	2,825	7,613	6,080

Total operating expenses	16,036	13,422	31,502	30,791

Income (loss) from operations	4,946	1,797	11,069	(4,025)

Other income (expense)
Interest and other income	90	24	128	120
Interest expense	(881)	(1,488)	(1,753)	(3,032)
Gain (loss) on derivative financial instruments	4,368	(9,464)	6,262	(8,730)

Total other income (expense)	3,577	(10,928)	4,637	(11,642)

Income (loss) before taxes	8,523	(9,131)	15,706	(15,667)

Deferred income tax expense (benefit)	(40)	39	(43)	57

Net income (loss)	8,563	(9,170)	15,749	(15,724)

Less dividends and accretion on preferred shares	3	24	14	48

Net income (loss) applicable to common stockholders	$8,560	$(9,194)	$15,735	$(15,772)

Earnings (loss) per share — Basic	$0.12	$(0.16)	$0.22	$(0.27)
Earnings (loss) per share — Diluted	0.12	(0.16)	0.22	(0.27)

Weighted average common shares outstanding — Basic	70,364,154	58,193,631	70,224,672	58,200,020
Weighted average common shares outstanding — Diluted	71,468,623	58,193,631	71,293,378	58,200,020

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	(in thousands)
	2010	2009

Cash flows from operating activities:
Net income (loss)	$15,749	$(15,724)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(25)	(24)
Amortization of deferred offering costs	95	95
Depreciation, depletion and amortization	9,923	10,507
Change in fair value of derivative financial instruments	(8,195)	10,452
Stock option expense	1,488	996
Deferred tax expense (benefit)	(43)	57
Change in assets and liabilities:
(Increase) decrease in accounts receivable—trade	(697)	818
(Increase) decrease in other assets	(401)	(150)
Decrease in accounts payable and accruals	102	1,715
Decrease in other long-term liabilities	(337)	—

Net cash provided by operating activities	17,659	8,742

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(11,129)	(31,257)
Purchase of property and equipment	(39)	—

Net cash used in investing activities	(11,168)	(31,257)

Cash flows from financing activities:
Proceeds from line of credit	—	7,050
Payments on long-term debt	(7,462)	(4,807)
Issuance of common stock, net	80	—
Repurchase of preferred stock, net	(1,051)	—

Net cash provided by (used in) financing activities	(8,433)	2,243

Net decrease in cash and cash equivalents	(1,942)	(20,272)

Cash and cash equivalents at beginning of period	17,238	29,688

Cash and cash equivalents at end of period	$15,296	$9,416

Supplemental disclosure of cash flow information
Cash paid for interest	$1,618	$2,546
Noncash investing and financing activities
Accrued preferred stock dividend	14	47

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2010 and December 31, 2009, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and consolidated cash flows for the six months ended June 30, 2010 and 2009. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2009. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.8 and $0.5 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and approximately $1.5 million and $1.0 million for the six months ending June 30, 2010 and June 30, 2009 respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	77.8%	69.3%
Risk-free interest rate	1.6%	1.5%
Fair value of options	$1.33	$0.28
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2009	3,419,040	$6.02
Granted	1,098,500	2.44
Exercised	(157,569)	0.51
Forfeited or expired	(614,000)	9.05
Outstanding at June 30, 2010	3,745,971	$4.70	3.36	$3,922

Exercisable at June 30, 2010	1,437,306	$8.94	2.43	$887

The total intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $406,000. There were no options exercised in the six months ended June 30, 2009.

As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.9 million, which we expect to recognize over a weighted average period of 2.2 years.

Restricted Shares

Restricted share activity as of June 30, 2010 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(316,992)	3.77
Forfeited	—	—
Outstanding at June 30, 2010	297,558	$3.32

Restricted stock awards for executive officers and employees vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.5 million, which is expected to be recognized over a weighted average period of approximately 0.6 years.

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

Additionally, commencing October 1, 2009, holders of the preferred stock can elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company has accreted the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings applicable to common stockholders. For the six months ended June 30, 2010, the Company redeemed 87,409 shares of preferred stock for an aggregate redemption amount of approximately $1.0 million.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2010 and June 30, 2009 of 52,522 and 96,941 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 2,632,102 and 3,980,941 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the six months ended June 30, 2010 and 2009, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $4.70 and $6.02 at June 30, 2010 and June 30, 2009, respectively. At June 30, 2010, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$8,560	$(9,194)	$15,735	$(15,772)

Weighted average shares outstanding - basic	70,364,154	58,193,631	70,224,672	58,200,020
Effect of dilutive securities — stock options	1,104,469	—	1,068,706	—
Effect of dilutive securities — preferred stock	—	—	—	—
Effect of dilutive securities — warrants	—	—	—	—

Weighted average shares outstanding - diluted	71,468,623	58,193,631	71,293,378	58,200,020

Basic net earnings (loss) per share	$0.12	$(0.16)	$0.22	$(0.27)
Diluted net earnings (loss) per share	$0.12	$(0.16)	$0.22	$(0.27)

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	June 30,	December 31,
	2010	2009
	(in thousands)

Line of Credit	$82,500	$89,900
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	310	374
Asset retirement obligations	8,851	8,689
Litigation allowance	3,100	3,100
	96,412	103,714
Less current portion	817	1,051
Long-term portion	$95,595	$102,663

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. The Company repaid $4.9 million under the Credit Facility during the first quarter of 2010, and $2.6 million during the second quarter of 2010 leaving $37.5 million of currently available credit. Credit line interest of approximately $0.1 million was accrued as of June 30, 2010. As of June 30, 2010, the Company has $82.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the six months ended June 30, 2010, there were no bond redemptions.

NOTE F—ASSET RETIREMENT OBLIGATION

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

June 30,
2010
(in thousands)
Balance at beginning of year	$8,689
Liabilities incurred in current year	93
Liabilities settled in current year	(337)
Accretion expense	406
Carrying amount	$8,851

NOTE G—CONTINGENCIES

In January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company (“Warren E&P”), and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.). The complaint alleged eight misdemeanor violations concerning four alleged events in Wilmington, California during 2007. The complaint asserts one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. In December of 2009, Warren E&P was able to obtain a dismissal of the six individual defendants from the case. On June 15, 2010 the case was dismissed against all defendants, and Warren agreed to pay certain costs and civil penalties and fines in the approximate amount of $105,000.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced the appeal the order of the trial court to the Texas Court of Appeals. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

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

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$8,563	$(9,170)	$15,749	$(15,724)
Financial assets
Holding gains (losses) on available for sale investments	60	(61)	64	(87)

Comprehensive income (loss)	$8,623	$(9,231)	$15,813	$(15,811)

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

Line of Credit. The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

Derivatives: The fair values are based upon quoted market prices for those or similar derivatives and are reported on the balance sheet at fair value.

	June 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
U.S. Treasury Bonds	$1,104	$1,104	$972	$972
Collateral security account	3,159	3,159	3,158	3,158
Derivatives	—	—	421	421
Financial liabilities
Fixed rate debentures	$1,942	$1,651	$1,760	$1,651
Other long-term liabilities	310	310	373	373
Line of credit	82,500	82,500	89,900	89,900
Derivatives	2,183	2,183	10,798	10,798

FAIR VALUE MEASUREMENTS:

Fair value as defined by authoritative literature is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. The literature requires fair value measurements be classified and disclosed in one of the following categories:

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

June 30, 2010

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,104	$—	$—	$1,104

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)
Commodity derivative liability	$—	$2,183	$—	$2,183

December 31, 2009

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$972	$—	$—	$972
Commodity derivative asset	$—	$421	$—	$421

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)
Commodity derivative liability	$—	$10,798	$—	$10,798

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps, calls and a costless collar.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges for accounting purposes.

The following table summarizes the open financial derivative positions as of June 30, 2010, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	840 Bbld	$61.80
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	–$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	–$0.64*
Gas	Swap	01/01/11 - 12/31/11	6,500 Mmbtu/d	–$0.44*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	–$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	–$0.51*
Oil	Short Call	01/01/11 - 01/31/11	25,000 Bbl	$100.00**
Oil	Long Call	04/01/11 - 04/30/11	25,000 Bbl	$80.00**
Oil	Short Call	04/01/11 - 04/30/11	25,000 Bbl	$100.00**
Oil	Long Call	07/01/11 - 07/31/11	25,000 Bbl	$80.00**
Oil	Short Call	07/01/11 - 07/31/11	25,000 Bbl	$100.00**
Oil	Long Call	10/01/11 - 10/31/11	25,000 Bbl	$80.00**
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00**
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00**

*                                         This represents a differential spread between NYMEX and CIG pricing.

**                                  The Company paid $685,000 in net premiums for these calls.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Six Months
Hedging Instrument under	Ended June 30,		Ended June 30,
authoritative guidance	2010	2009	2010	2009
(in thousands)

Realized cash settlements on hedges	$(836)	$376	$(20)	$1,392

Unrealized gain (loss) on hedges	5,204	(9,840)	6,282	(10,122)

Total	$4,368	$(9,464)	$6,262	$(8,730)

In May 2010, the Company repurchased 385 Bbld (approximately 141,000 Bbls in total) under our 2011 $61.80 price swap for $2 million, which is included in realized cash settlements in gain (loss) on derivative financial instruments.

We present our derivative assets and liabilities in our Consolidated Balance Sheets on a net basis. All derivatives are held with one counter party and gains and losses are offset in the Balance Sheet presentation. The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

June 30, 2010

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	2,215
Commodity—Natural Gas	Non -current	26
Commodity—Oil	current	(2,266)
Commodity—Oil	Non-current	(2,158)
Total derivatives not designated as hedging instruments		$(2,183)

December 31, 2009

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	1,239
Commodity—Oil	current	(818)
Total derivatives not designated as hedging instruments		$421

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	(120)
Commodity—Oil	Non-current	(10,678)
Total derivatives not designated as hedging instruments		$(10,798)

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE L — INCOME TAXES

The Company’s effective tax rate differs from the federal statutory tax rate due to changes in the valuation allowance on the Company’s net deferred tax asset.

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of June 30, 2010, we owned natural gas and oil leasehold interests in approximately 144,866 gross, 76,788 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $1.9 million to $15.3 million during the six months ended June 30, 2010.  This resulted from cash provided from operating activities of $17.7 million offset by cash used in investing activities of $11.2 million and cash used in financing activities of $8.4 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in financing activities primarily represents paying down our outstanding debt on our Credit Facility (as discussed in more detail below).  Cash used in investing activities was primarily spent on oil and gas properties and equipment.

On October 23, 2009, the Company sold 11.8 million shares of common stock at $2.60 per share.  The Company received net proceeds of $28.9 million after deducting $1.8 million of issuance costs.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $37.5 million as of June 30, 2010.  The Company repaid $7.4 million under the Credit Facility during the first six months of 2010.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of June 30, 2010, the Company had borrowed $82.5 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the second quarter of 2010, the Company incurred $0.8 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of June 30, 2010. The weighted average interest rate as of June 30, 2010, was 3.5%.

Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more than 21 months, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. In recent months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about October 1, 2010. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations. Additionally, low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2010, including a 2010 capital expenditure budget which is expected to be funded by discretionary cash flow, entered into price swap agreements, collars and differential swap agreements for a portion of its 2010 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, employee reductions and reductions in discretionary expenditures. As of June 30, 2010, approximately 50% of the Company’s natural gas production and 40% of the Company’s oil production are covered by price swaps and collars. It is not anticipated that these percentages will change significantly during the remainder of 2010. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during 2010.

During the second quarter of 2010, the Company had net income of $8.6 million (which included $5.2 million of unrealized gains on derivative financial instruments). This compares to the second quarter of 2009 when the Company incurred a net loss of $9.2 million (which included $9.8 million of unrealized losses on derivative financial instruments). At June 30, 2010, current assets were $7.1 million more than current liabilities. Currently, the Company has a borrowing base of $120 million and $82.5 million outstanding under the Credit Facility.  During the second quarter of 2010, the Company repurchased approximately 31% of its 2011 oil price swaps (141,000 barrels in the aggregate) for $2 million which is included in realized cash settlements, paid down an additional $2.6 million of outstanding debt on its credit facility and repurchased $0.4 million of previously issued preferred stock.

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

The Company’s proved reserves may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects are or may be uneconomic at this time.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the second quarter of 2010, our oil lease operating expenses were $18.20 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the second quarter of 2010, our natural gas lease operating expenses were $2.32 per net mcf of gas produced.

At June 30, 2010, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, 1.1 million had exercise prices above the closing market price $2.90 of our common stock on June 30, 2010.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.1 million at June 30, 2010.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of June 30, 2010	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$82,500	$—	$82,500	$—	$—
Bonds	1,651	165	282	229	975
Leases	2,168	648	1,138	382	—
Total	$86,319	$813	$83,920	$611	$975

*                 Does not include estimated interest of $3.1 million less than one year, $4.4 million 1-3 years, $0.4 million 3-5 years and $1.3 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Oil and gas sales. Revenue from oil and gas sales increased $5.8 million in the second quarter of 2010 to $21.0 million, a 38% increase compared to the same quarter in 2009.  This increase resulted from an increase in realized energy prices and production of oil and gas.  The average realized price per barrel of oil for the three months ended June 30, 2010 and 2009 was $69.71 and $53.81, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2010 and 2009 was $3.62 and $2.67, respectively.  Net oil production for the three months ended June 30, 2010 and 2009 was 241 Mbbls and 237 Mbbls, respectively.  Net gas production for the three months ended June 30, 2010 and 2009 was 1.2 Bcf and 0.9 Bcf, respectively.

Lease operating expense. Lease operating expense for the second quarter of 2010 increased 25% to $6.7 million ($2.59 per Mcfe) compared to $5.4 million ($2.30 per Mcfe) in the comparable period of 2009. Primarily, this increase resulted from higher production and increased maintenance and plugging and abandonment obligations for our California oil properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.1 million for the second quarter of 2010 to $5.1 million, a 1% decrease compared to the corresponding quarter last year.  The 2010 depletion rate decreased to $1.97 per mcfe compared to $2.21 per mcfe in 2009.  The decrease in the depletion rate on a mcfe basis reflects a reduction in estimated future development costs.  The decrease in depletion expense was partially offset by an increase in oil and gas production.

General and administrative expenses. General and administrative expenses increased $1.3 million in the second quarter of 2010 to $4.2 million, a 47% increase compared to the corresponding quarter last year.  This increase resulted from a $1.0 million incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2011 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, stock option expense increased $0.3 million.

Interest expense. Interest expense decreased 41% to $0.9 million in the second quarter of 2010 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility.

Interest and other income. Interest and other income increased $66 thousand in the second quarter of 2010 to $90 thousand, a 280% increase compared to the same quarter in 2009. This represents an increase in interest earned due to higher cash balances during the current quarter as compared to the corresponding quarter last year.

Gain (loss) on derivative financial instruments.  Derivative gains of $4.4 million were recorded during the second quarter of 2010. This amount reflects $0.8 million of realized losses and $5.2 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and costless collar positions.  Additionally during the quarter, the Company repurchased approximately 31% of its 2011 oil price swaps (141,000 barrels in the aggregate) for $2 million.

Six months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Oil and gas sales. Revenue from oil and gas sales increased $15.8 million in the first six months of 2010 to $42.6 million, a 59% increase compared to the same period in 2009.  This increase resulted from an increase in realized energy prices and production of oil and gas.  The average realized price per barrel of oil for the six months ended June 30, 2010 and 2009 was $70.10 and $44.17, respectively.  Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2010 and 2009 was $4.52 and $2.78, respectively.  Net oil production for the six months ended June 30, 2010 and 2009 was 463 Mbbls and 490 Mbbls, respectively.  Net gas production for the six months ended June 30, 2010 and 2009 was 2.2 Bcf and 1.9 Bcf, respectively.

Lease operating expense. Lease operating expense for the first six months of 2010 decreased 2% to $14.0 million ($2.79 per Mcfe) compared to $14.2 million ($2.97 per Mcfe) in the comparable period of 2009.  Primarily, this decrease on a per mcfe basis resulted from reduced lease operating expenses in our Atlantic Rim Project resulted from shutting in uneconomic wells.  This decrease was offset by increased maintenance and plugging and abandonment obligations for our California oil properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.6 million for the first six months of 2010 to $9.9 million, a 6% decrease compared to the corresponding period last year.  The 2010 depletion rate decreased to $1.98 per mcfe compared to $2.19 per mcfe in 2009.  The decrease in the depletion rate on a mcfe basis reflects a reduction in estimated future development costs.  The decrease in depletion expense was partially offset by an increase in oil and gas production.

General and administrative expenses. General and administrative expenses increased $1.5 million in the first six months of 2010 to $7.6 million, a 25% increase compared to the corresponding period last year.  This increase resulted from a $1.0 million incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2011 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, stock option expense increased $0.5 million.

Interest expense. Interest expense decreased 42% to $1.8 million in the first six months of 2010 compared to the same period last year.  The decrease results from a decrease in borrowings under our Credit Facility.

Interest and other income. Interest and other income increased $7 thousand in the first six months of 2010 to $128 thousand, a 6% increase compared to the same period in 2009. This represents an increase in interest earned due to higher cash balances during the current period as compared to the corresponding period last year.

Gain (loss) on derivative financial instruments.  Derivative gains of $6.3 million were recorded during the first six months of 2010. This amount reflects $20 thousand of realized losses and $6.3 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and costless collar positions.  Additionally during the period, the Company repurchased approximately 31% of its 2011 oil price swaps (141,000 barrels in the aggregate) for $2 million, which is included in realized cash settlements.

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

In 2009 and 2010 we entered into several financial derivative swap contracts, calls and a costless collar to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts.

The following table summarizes our open financial derivative positions as of August 4, 2010 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	840 Bbld	$61.80
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	–$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	–$0.64*
Gas	Swap	01/01/11 - 12/31/11	6,500 Mmbtu/d	–$0.44*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	–$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	–$0.51*
Oil	Short Call	01/01/11 - 01/31/11	25,000 Bbl	$100.00**
Oil	Long Call	04/01/11 - 04/30/11	25,000 Bbl	$80.00**
Oil	Short Call	04/01/11 - 04/30/11	25,000 Bbl	$100.00**
Oil	Long Call	07/01/11 - 07/31/11	25,000 Bbl	$80.00**
Oil	Short Call	07/01/11 - 07/31/11	25,000 Bbl	$100.00**
Oil	Long Call	10/01/11 - 10/31/11	25,000 Bbl	$80.00**
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00**
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00**

*                                         This represents a differential spread between NYMEX and CIG pricing.

**                                  The Company paid $685,000 in net premiums for these calls.

Interest Rate Risk

At June 30, 2010, we had debt outstanding under our Credit Facility of $82.5 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

Other Financial Instruments

Other financial instruments consist of the following: cash and cash equivalents, U.S. treasury bonds, collateral security accounts, line of credit and other long-term liabilities. The carrying amounts of these instruments approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2010, the Company” held its Annual Meeting of Shareholders. There were 60,486,721 shares of common stock of the Company, constituting 85.4% of outstanding shares on March 31, 2010, the record date, represented in person or by proxy at the meeting. The matters voted upon at the Annual Meeting and the final results of such voting are set forth below:

Proposal 1. To elect Anthony Coelho, Dominick D’Alleva, James McConnell and Espy Price as directors for a term expiring at the 2013 annual meeting, or until their successors are duly elected:

Name	For	Withhold
Anthony Coelho	42,062,299	6,408,968
Dominick D’Alleva	42,317,653	6,153,614
James McConnell	46,898,808	1,572,459
Espy Price	46,914,783	1,556,484

All director nominees were duly elected.

Proposal 2.  Approval of the 2010 Stock Incentive Plan.

For	Against	Abstain
35,330,128	12,546,452	594,687

The 2010 Stock Incentive Plan was approved.

Proposal 3.  Ratification of the appointment of Grant Thornton LLP as independent auditors for 2010.

For	Against	Abstain
59,641,100	407,642	437,978

The selection of Independent Auditors was ratified.

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

WARREN RESOURCES, INC.
(Registrant)

Date: August 4, 2010	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer