Form 10-Q
period 2010-09-30
WARREN RESOURCES INC
filed 2010-11-03
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Yes  ☐    No  ☒

The aggregate number of Registrant’s outstanding shares on November 3, 2010 was 71,185,417 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$16,376	$17,238
Accounts receivable — trade	12,533	11,104
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	118	97
Derivative financial instruments	—	421
Other current assets	608	600

Total current assets	29,635	29,460

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $25,925 and $27,976 as of September 30, 2010 and December 31, 2009)	229,183	224,552
Property and equipment—at cost, net	8,429	1,435
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,063	875
Other assets	3,951	4,097

Total other assets	242,626	230,959
	$272,261	$260,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$3,400	$1,051
Accounts payable and accruals	18,315	17,149
Derivative financial instruments	3,157	—

Total current liabilities	24,872	18,200

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	12,254	11,277
Derivative financial instruments	1,263	10,798
Line of credit	82,500	89,900

	97,503	113,461

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares and 98,112 in 2010 and 2009, respectively (aggregate liquidation preference $128 in 2010 and $1,177 in 2009)	128	1,179
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 71,180,083 shares in 2010 and 70,651,160 shares in 2009	7	7
Additional paid-in-capital	462,794	460,787
Accumulated deficit	(312,531)	(332,600)
Accumulated other comprehensive income, net of applicable income taxes of $142 in 2010 and $74 in 2009	216	113
	150,614	129,486
Less common stock in Treasury—at cost; 632,250 shares in 2010 and 2009	728	728
Total stockholders’ equity	149,886	128,758
	$272,261	$260,419

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2010	2009	2010	2009
Operating revenues
Oil and gas sales	$23,117	$16,439	$65,688	$43,204

Operating expenses
Lease operating expense and taxes	7,666	5,771	21,632	19,975
Depreciation, depletion and amortization	5,608	5,253	15,531	15,760
General and administrative	4,003	2,502	11,617	8,582

Total operating expenses	17,277	13,526	48,780	44,317

Income (loss) from operations	5,840	2,913	16,908	(1,113)

Other income (expense)
Interest and other income	97	22	225	143
Interest expense	(896)	(1,658)	(2,649)	(4,690)
Gain (loss) on derivative financial instruments	(746)	898	5,517	(7,832)

Total other income (expense)	(1,545)	(738)	3,093	(12,379)

Income (loss) before taxes	4,295	2,175	20,001	(13,492)

Deferred income tax expense (benefit)	(25)	(18)	(68)	39

Net income (loss)	4,320	2,193	20,069	(13,531)

Less dividends and accretion on preferred shares	3	24	16	72

Net income (loss) applicable to common stockholders	$4,317	$2,169	$20,053	$(13,603)

Earnings (loss) per share — Basic	$0.06	$0.04	$0.29	$(0.23)
Earnings (loss) per share — Diluted	0.06	0.04	0.28	(0.23)

Weighted average common shares outstanding — Basic	70,463,901	58,243,910	70,305,292	58,231,570
Weighted average common shares outstanding — Diluted	71,548,470	59,372,684	71,355,853	58,231,570

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2010	2009

Cash flows from operating activities:
Net income (loss)	$20,069	$(13,531)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(38)	(36)
Amortization of deferred offering costs	147	153
Depreciation, depletion and amortization	15,531	15,760
Change in fair value of derivative financial instruments	(5,957)	8,965
Stock option expense	1,925	1,455
Deferred tax expense (benefit)	(68)	39
Change in assets and liabilities:
Increase in accounts receivable—trade	(406)	(64)
Increase in other assets	(9)	(5)
Increase in accounts payable and accruals	3,167	1,803
Decrease in other long-term liabilities	(565)	—

Net cash provided by operating activities	33,796	14,539

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(22,420)	(37,705)
Purchase of property and equipment	(3,556)	—

Net cash used in investing activities	(25,976)	(37,705)

Cash flows from financing activities:
Proceeds from line of credit	—	7,050
Payments on long-term debt	(7,728)	(4,836)
Issuance of common stock, net	97	—
Repurchase of preferred stock, net	(1,051)	—

Net cash provided by (used in) financing activities	(8,682)	2,214

Net decrease in cash and cash equivalents	(862)	(20,952)

Cash and cash equivalents at beginning of period	17,238	29,688

Cash and cash equivalents at end of period	$16,376	$8,736

Supplemental disclosure of cash flow information
Cash paid for interest	$2,454	$4,697
Noncash investing and financing activities
Note payable on purchase of property and equipment	3,500	—
Accrued preferred stock dividend	16	71

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2010 and December 31, 2009, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and consolidated cash flows for the nine months ended September 30, 2010 and 2009. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2009. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 and $0.5 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and approximately $1.9 million and $1.5 million for the nine months ending September 30, 2010 and September 30, 2009 respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	77.80%	69.59%
Risk-free interest rate	1.60%	1.54%
Expected life	3.5 years	3.5 years

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	3,419,040	$6.02
Granted	1,098,500	2.44
Exercised	(190,200)	0.51
Forfeited or expired	(690,000)	8.37
Outstanding at September 30, 2010	3,637,340	$4.78	3.10	$6,376

Exercisable at September 30, 2010	1,401,341	$9.13	2.14	$1,182

The total intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $495,000. There were no options exercised in the nine months ended September 30, 2009.

As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.6 million, which we expect to recognize over a weighted average period of 2.0 years.

Restricted Shares

Restricted share activity as of September 30, 2010 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(450,348)	3.37
Forfeited	(4,738)	6.97
Outstanding at September 30, 2010	159,464	$3.97

Restricted stock awards for executive officers and employees vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.3 million, which is expected to be recognized over a weighted average period of approximately 0.2 years.

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

Additionally, commencing October 1, 2009, holders of the preferred stock can elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company has accreted the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings applicable to common stockholders. For the nine months ended September 30, 2010, the Company redeemed 87,409 shares of preferred stock for an aggregate redemption amount of approximately $1.0 million.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2010 and September 30, 2009 of 52,522 and 96,941 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of  2,402,963 and 3,552,191 respectively, relating to stock options, warrants and restricted stock were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2010 and 2009, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $4.78 and $6.02 at September 30, 2010 and September 30, 2009, respectively. At September 30, 2010, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$4,317	$2,169	$20,053	$(13,603)

Weighted average shares outstanding - basic	70,463,901	58,243,910	70,305,292	58,231,570
Effect of dilutive securities — stock options	1,084,569	1,128,774	1,050,561	—
Effect of dilutive securities — preferred stock	—	—	—	—
Effect of dilutive securities — warrants	—	—	—	—

Weighted average shares outstanding - diluted	71,548,470	59,372,684	71,355,853	58,231,570

Basic net earnings (loss) per share	$0.06	$0.04	$0.29	$(0.23)
Diluted net earnings (loss) per share	$0.06	$0.04	$0.28	$(0.23)

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	September 30, 2010	December 31, 2009
	(in thousands)
Line of Credit	$82,500	$89,900
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	278	374
Asset retirement obligations	8,844	8,689
Litigation allowance	3,100	3,100
Drilling rig note payable	3,267	—
	99,640	103,714
Less current portion	3,400	1,051
Long-term portion	$96,240	$102,663

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. The Company repaid $4.9 million under the Credit Facility during the first quarter of 2010, and $2.6 million during the second quarter of 2010 leaving $37.5 million of currently available credit. Credit line interest of approximately $0.1 million was accrued as of September 30, 2010. As of September 30, 2010, the Company has $82.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of September 30, 2010.

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

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the nine months ended September 30, 2010, there were no bond redemptions.

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

September 30, 2010
(in thousands)
Balance at beginning of period	$8,689
Liabilities incurred in current period	106
Liabilities settled in current period	(565)
Accretion expense	614
Balance at end of period	$8,844

NOTE G—CONTINGENCIES

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

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$4,320	$2,193	$20,069	$(13,531)
Financial assets
Holding gains (losses) on available for sale investments	39	27	103	(59)
Comprehensive income (loss)	$4,359	$2,220	$20,172	$(13,590)

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

Derivatives. The fair values are based upon quoted market prices for those or similar derivatives and are reported on the Consolidated Balance Sheets at fair value.

	September 30, 2010		December 31, 2009
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
U.S. Treasury Bonds	$1,181	$1,181	$972	$972
Collateral security account	3,159	3,159	3,158	3,158
Derivatives	—	—	421	421

Financial liabilities
Fixed rate debentures	$2,041	$1,651	$1,760	$1,651
Other long-term liabilities	3,545	3,545	373	373
Line of credit	82,500	82,500	89,900	89,900
Derivatives	4,420	4,420	10,798	10,798

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

September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,181	$—	$—	$1,181

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivative liability	$—	$4,420	$—	$4,420

December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$972	$—	$—	$972
Commodity derivative asset	$—	$421	$—	$421

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivative liability	$—	$10,798	$—	$10,798

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

The following table summarizes the open financial derivative positions as of September 30, 2010, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Swap	01/01/11 - 12/31/11	840 Bbld	$61.80
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	-$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	-$0.64*
Gas	Swap	01/01/11 - 12/31/11	6,500 Mmbtu/d	-$0.44*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	-$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	-$0.51*
Oil	Short Call	01/01/11 - 01/31/11	25,000 Bbl	$100.00**
Oil	Long Call	04/01/11 - 04/30/11	25,000 Bbl	$80.00**
Oil	Short Call	04/01/11 - 04/30/11	25,000 Bbl	$100.00**
Oil	Long Call	07/01/11 - 07/31/11	25,000 Bbl	$80.00**
Oil	Short Call	07/01/11 - 07/31/11	25,000 Bbl	$100.00**
Oil	Long Call	10/01/11 - 10/31/11	25,000 Bbl	$80.00**
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00**
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00**

*                 This represents a differential spread between NYMEX and CIG pricing.

**          The Company paid $685,000 in net premiums for these calls.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Three Months		For the Nine Months
Derivatives not designated as	Ended September 30,		Ended September 30,
Hedging Instrument under authoritative guidance	2010	2009	2010	2009
(in thousands)

Realized cash settlements on hedges	$1,655	$(539)	$1,636	$853
Unrealized gain (loss) on hedges	(2,401)	1,437	3,881	(8,685)

Total	$(746)	$898	$5,517	$(7,832)

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

September 30, 2010	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	1,607
Commodity—Natural Gas	Non -current	5
Commodity—Oil	current	(4,764)
Commodity—Oil	Non-current	(1,268)
Total derivatives not designated as hedging instruments		$(4,420)

December 31, 2009	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	1,239
Commodity—Oil	current	(818)
Total derivatives not designated as hedging instruments		$421

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	(120)
Commodity—Oil	Non-current	(10,678)
Total derivatives not designated as hedging instruments		$(10,798)

NOTE K—RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE L—INCOME TAXES

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2010, we owned oil and natural gas leasehold interests in approximately 133,095 gross, 70,700 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $0.9 million to $16.4 million during the nine months ended September 30, 2010.  This resulted from cash provided from operating activities of $33.8 million offset by cash used in investing activities of $26 mllion and cash used in financing activities of $8.7 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in financing activities primarily represents paying down our outstanding debt on our Credit Facility (as discussed in more detail below).  Cash used in investing activities was primarily spent on oil and gas properties and equipment.

On August 26, 2010, Warren purchased an oil drilling rig for $7 million. The Company paid $3.5 million at closing and the balance will be payable in fifteen equal monthly installments, commencing September 30, 2010. This rig will be used to drill future oil wells on our California properties.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $37.5 million as of September 30, 2010.  The Company repaid $7.4 million under the Credit Facility during the first nine months of 2010.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of September 30, 2010, the Company had borrowed $82.5 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the third quarter of 2010, the Company incurred $0.8 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of September 30, 2010. The weighted average interest rate as of September 30, 2010, was 3.4%.

Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more than 24 months, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. In recent months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is scheduled to be redetermined in November 2010. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

The continuing crisis in the U.S. and world financial and securities markets could have a material adverse effect on our business and operations. Additionally, low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including a 2010 capital expenditure budget which is expected to be funded by discretionary cash flow, entered into price swap agreements, collars and differential swap agreements for a portion of its 2010 production to reduce price volatility, temporarily shut-in three pilot areas in the Atlantic Rim that are uneconomic at current prices to reduce lease operating expenses, employee reductions and reductions in discretionary expenditures. As of September 30, 2010, approximately 50% of the Company’s natural gas production and 35% of the Company’s oil production are covered by price swaps and collars. It is not anticipated that these percentages will change significantly during the remainder of 2010. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the third quarter of 2010, the Company had net income of $4.3 million (which included $2.4 million of unrealized losses on derivative financial instruments). This compares to the third quarter of 2009 when the Company had net income of $2.2 million (which included a $1.4 million unrealized gain on derivative financial instruments). At September 30, 2010, current assets were $4.7 million more than current liabilities. Currently, the Company has a borrowing base of $120 million and $82.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to current commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the third quarter of 2010, our oil lease operating expenses were $15.63 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the third quarter of 2010, our natural gas lease operating expenses were $2.81 per net mcf of gas produced.

At September 30, 2010, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, 1.1 million had exercise prices above the closing market price $3.97 of our common stock on September 30, 2010.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.2 million at September 30, 2010.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of September 30, 2010	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$82,500	$—	$82,500	$—	$—
Bonds	1,651	165	282	229	975
Drilling rig note payable	3,267	2,800	467	—	—
Other Accounts Payable	306	160	146	—	—
Leases	2,006	648	1,028	330	—
Total	$89,730	$3,773	$84,423	$559	$975

*                 Does not include estimated interest of $3.0 million less than one year, $3.6 million 1-3 years, $0.4 million 3-5 years and $1.3 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Oil and gas sales. Revenue from oil and gas sales increased $6.7 million in the third quarter of 2010 to $23.1 million, a 41% increase compared to the same quarter in 2009.  This increase resulted from an increase in realized energy prices and production of oil and gas.  The average realized price per barrel of oil for the three months ended September 30, 2010 and 2009 was $68.87 and $60.51, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2010 and 2009 was $3.87 and $2.71, respectively.  Net oil production for the three months ended September 30, 2010 and 2009 was 265 Mbbls and 226 Mbbls, respectively.  Net gas production for the three months ended September 30, 2010 and 2009 was 1.3 Bcf and 1.0 Bcf, respectively.

Lease operating expense. Lease operating expense for the third quarter of 2010 increased 33% to $7.7 million ($2.70 per Mcfe) compared to $5.8 million ($2.43 per Mcfe) in the comparable period of 2009. Primarily, this increase resulted from higher production and increased maintenance and plugging and abandonment obligations for our California oil properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.4 million for the third quarter of 2010 to $5.6 million, a 7% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in oil and gas production.  The 2010 depletion rate decreased to $1.97 per mcfe compared to $2.21 per mcfe in 2009.  The decrease in the depletion rate on a mcfe basis reflects a reduction in estimated future development costs.

General and administrative expenses. General and administrative expenses increased $1.5 million in the third quarter of 2010 to $4.0 million, a 60% increase compared to the corresponding quarter last year.  This increase resulted from a $1.0 million incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2011 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, audit and legal expense increased $0.2 million compared to the prior period.

Interest expense. Interest expense decreased 46% to $0.9 million in the third quarter of 2010 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility and a lower effective interest rate throughout 2010.

Interest and other income. Interest and other income increased $74 thousand in the third quarter of 2010 to $97 thousand, a 331% increase compared to the same quarter in 2009. This represents an increase in interest earned due to higher cash balances during the current quarter as compared to the corresponding quarter last year.

Gain (loss) on derivative financial instruments.  Derivative losses of $0.7 million were recorded during the third quarter of 2010. This amount reflects $1.7 million of realized gains offset by $2.4 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps and costless collar positions.

Nine months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Oil and gas sales. Revenue from oil and gas sales increased $22.5 million in the first nine months of 2010 to $65.7 million, a 52% increase compared to the same period in 2009.  This increase resulted from an increase in realized energy prices and production of oil and gas.  The average realized price per barrel of oil for the nine months ended September 30, 2010 and 2009 was $69.65 and $49.33, respectively.  Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2010 and 2009 was $4.29 and $2.75, respectively.  Net oil production for the nine months ended September 30, 2010 and 2009 was 729 Mbbls and 716 Mbbls, respectively.  Net gas production for the nine months ended September 30, 2010 and 2009 was 3.5 Bcf and 2.9 Bcf, respectively.

Lease operating expense. Lease operating expense for the first nine months of 2010 increased 8% to $21.6 million ($2.75 per Mcfe) compared to $20.0 million ($2.79 per Mcfe) in the comparable period of 2009.  Primarily, this increase resulted from increased production.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.2 million for the first nine months of 2010 to $15.5 million, a 1% decrease compared to the corresponding period last year.  The 2010 depletion rate decreased to $1.98 per mcfe compared to $2.20 per mcfe in 2009.  The decrease in the depletion rate on a mcfe basis reflects a reduction in estimated future development costs.  The decrease in depletion expense was partially offset by an increase in oil and gas production.

General and administrative expenses. General and administrative expenses increased $3.0 million in the first nine months of 2010 to $11.6 million, a 35% increase compared to the corresponding period last year.  This increase resulted from a $2.0 million incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2011 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, stock option expense increased $0.5 million compared to the prior period.

Interest expense. Interest expense decreased 44% to $2.6 million in the first nine months of 2010 compared to the same period last year.  The decrease results from a decrease in borrowings under our Credit Facility and a lower effective interest rate throughout 2010.

Interest and other income. Interest and other income increased $82 thousand in the first nine months of 2010 to $225 thousand, a 57% increase compared to the same period in 2009. This represents an increase in interest earned due to higher cash balances during the current period as compared to the corresponding period last year.

Gain (loss) on derivative financial instruments.  Derivative gains of $5.5 million were recorded during the first nine months of 2010. This amount reflects $1.6 million of realized gains and $3.9 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and costless collar positions.  Additionally during the period, the Company repurchased approximately 31% of its 2011 oil price swaps (141,000 barrels in the aggregate) for $2 million, which is included in realized cash settlements.

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

The following table summarizes our open financial derivative positions as of November 3, 2010 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Gas	Swap	02/01/09 - 12/31/10	3,000 Mcf/d	$6.88
Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Oil	Collar	01/01/10 - 12/31/10	1,000 Bbld	$65 - $106.50
Oil	Collar	01/01/11 - 12/31/11	700 Bbld	$70 - $101
Oil	Swap	01/01/11 - 12/31/11	840 Bbld	$61.80
Gas	Swap	02/01/10 - 12/31/10	6,500 Mmbtu/d	-$0.38*
Gas	Swap	04/01/10 - 11/30/10	2,500 Mmbtu/d	-$0.64*
Gas	Swap	01/01/11 - 12/31/11	6,500 Mmbtu/d	-$0.44*
Gas	Swap	04/01/11 - 11/30/11	2,500 Mmbtu/d	-$0.71*
Gas	Swap	01/01/12 - 12/01/12	3,000 Mmbtu/d	-$0.51*
Oil	Short Call	01/01/11 - 01/31/11	25,000 Bbl	$100.00**
Oil	Long Call	04/01/11 - 04/30/11	25,000 Bbl	$80.00**
Oil	Short Call	04/01/11 - 04/30/11	25,000 Bbl	$100.00**
Oil	Long Call	07/01/11 - 07/31/11	25,000 Bbl	$80.00**
Oil	Short Call	07/01/11 - 07/31/11	25,000 Bbl	$100.00**
Oil	Long Call	10/01/11 - 10/31/11	25,000 Bbl	$80.00**
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00**
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00**

*                 This represents a differential spread between NYMEX and CIG pricing.

**          The Company paid $685,000 in net premiums for these calls.

Interest Rate Risk

At September 30, 2010, we had debt outstanding under our Credit Facility of $82.5 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Removed and Reserved

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

WARREN RESOURCES, INC. (Registrant)

Date: November 3, 2010		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer