Form 10-K
period 2010-12-31
WARREN RESOURCES INC
filed 2011-03-02
CIK 892986

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2010 was $198,838,631.

         The number of shares of registrant's common stock outstanding as of March 1, 2011 was 71,348,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2011, in connection with the registrant's 2011 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

        These forward-looking statements include, among others, the following:

  •
  our ability to successfully and economically explore, develop and produce oil and gas resources;

  •
  our exploration and development drilling prospects, inventories, projects and programs;

  •
  our oil and natural gas reserve estimates;

  •
  commodity prices and market conditions in the oil and gas industry;

  •
  our liquidity and ability to finance our operations and exploration and development activities;

  •
  the impact of environmental and other governmental regulation;

  •
  our future production, revenue, operating costs and results of operations;

  •
  our ability to obtain permits and governmental approvals;

  •
  our business and growth strategies;

  •
  our identified drilling locations;

  •
  availability and costs of drilling rigs and field services; and

  •
  our ability to make and integrate acquisitions.

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
  unsuccessful drilling activities;

  •
  an inability to develop our reserves through exploration and development activities;

  •
  impact of environmental and other governmental regulation, including delays in obtaining permits and governmental approvals;

  •
  possible legislative or regulatory changes, including severance or production tax regimes, hydraulic-fracturing regulation, additional drilling and permitting regulations, oil and gas derivatives reform, changes in state, federal and foreign income taxes, environmental regulation, environmental risks and liability under federal, state, foreign and local environmental laws and regulations;

  •
  the failure to obtain sufficient capital resources to fund our operations;

  •
  the Company's ability to repay its debt;

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

Items 1 and 2:    Business and Properties

Overview

        We are an independent energy company engaged in the exploration, development and production of domestic onshore crude oil and gas reserves. We focus our efforts primarily on the exploration and development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, and our coalbed methane, or CBM, natural gas properties located in the Rocky Mountain region.

        As of December 31, 2010, we owned natural gas and oil leasehold interests in approximately 135,904 gross (72,996 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 200 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 530 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing.

        As of December 31, 2010, we had estimated net proved reserves of 21.6 MMBoe, with a PV-10 value of $288 million, based on a reserve report prepared by Williamson Petroleum Consultants, Inc. These estimated net proved reserves include 10.2 MMBbls in our Wilmington units (47%) and 68.2 Bcfe primarily in our CBM program in the Washakie Basin (53%). These net proved reserves are located on approximately 20% of our total net acreage. Based on our preliminary results to date, we believe that a substantial amount of our remaining undeveloped CBM acreage in the Rocky Mountain Region has commercial potential.

        As of December 31, 2010, we had interests in 413 gross (212 net) producing wells and are the operator of record or actively participate in the management and operations for 74% of these wells. Through our joint venture agreements, we actively participate in operating activities for most of the wells for which we are not operator of record. For the month of December 2010, our average daily production was 13.5 thousand barrels of oil equivalent per day ("MBoe/d") gross (4.6 MBoe/d net). For 2011, we have a total capital expenditure budget of approximately $59 million.

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

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control per unit production costs. We have identified a total of approximately 200 gross oil well drilling locations in our Wilmington Field oil properties and 530 gross drilling locations in our Rocky Mountain CBM properties.

  •
  Maximize Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base.  We intend to increase our proved reserves and production in future years by drilling an increased number of wells on our undeveloped, unproved acreage, which represents approximately 80% of our acreage position at December 31, 2010.

  •
  Acquire Additional Resources with an Emphasis on Crude Oil.  We have been successful in expanding operations through targeted acquisitions in our core areas of expertise. For example, our expertise in waterflood and horizontal drilling lead to the acquisitions of the Wilmington Townlot Unit and the North Wilmington Unit. We are also joint venture partners in the Atlantic Rim project in Wyoming with Anadarko Petroleum Corporation ("Anadarko"), one of the largest independent oil and gas exploration and production companies in the world. This strategy allows us to leverage our operating and technical expertise and build on established core operations. We will continue to review asset acquisitions that meet our economic criteria with a primary focus on large repeatable oil development potential in these regions. We will also continue to evaluate natural gas properties, primarily in our core areas of operation, which can be developed at reasonable costs.

  •
  Invest our Capital in a Disciplined Manner and Maintain a Strong Financial Position.  We focus on utilizing our available capital on projects where we are likely to have success in increasing production and/or reserves at attractive returns. We believe that maintaining a strong financial position will allow us to capitalize on investment opportunities in all commodity cycles. Our capital programs are generally developed to be fully funded through internally generated cash flows, but we also may obtain alternative sources of capital investment to develop our assets through partnerships, joint ventures or other investment opportunities with third parties. We hedge a portion of our production and utilize long-term sales contracts whenever possible to maintain a strong financial position and provide the cash flow necessary for the development of our assets.

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

Business Strengths

        Balanced High Quality Asset Portfolio.    Since 1999, we have grown our asset base and diversified our production through California oil property acquisitions in the Los Angeles Basin and natural gas properties in the Rocky Mountains that have significant growth potential. Our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices as well as area economics.

        Long-Lived Proved Reserves with Stable Production Characteristics.    Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics with a ratio of total proved reserves to production of approximately 13 years.

        Low-Risk Multi-Year Drilling Inventory in Established Resource Plays.    Most of our drilling locations are located in proven resource plays that possess low geologic risk leading to predictable drilling results. Our California assets where we have identified approximately 200 gross drilling locations have an average depth of less than 4,000 feet and are located in areas where we are an established driller and producer.

        Operational control and financial flexibility.    As of December 31, 2010, we were the operator of record or actively participate in the management and operations for 74% of our producing wells. We generally prefer to retain operating control over our properties, allowing us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary which allows us a significant degree of flexibility to adjust the size of our capital budget. We finance our drilling budget primarily through our internally generated operating cash flows.

        Experienced management and operational teams.    Our core team of technical staff and operating managers have broad industry experience, including experience in horizontal and directional drilling, waterflood recovery operations and CBM development and completion. We continue to utilize technologies and waterflood recovery practices that will allow us to optimize production and improve the ultimate recoveries of crude oil on our California properties.

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California and also CBM projects in the Rocky Mountain region. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project	121,205	64,014	52,795
Wilmington Field	2,476	2,460	806
Pacific Rim Project	4,849	3,855	3,106
Other(1)	7,374	2,667	1,951

Total	135,904	72,996	58,658

(1)
Includes conventional oil and gas properties located primarily in New Mexico, Texas and North Dakota.

California Projects

  Wilmington Townlot Unit

        Our Wilmington Townlot Unit ("WTU") is located in the Wilmington field within the Los Angeles Basin of California. The Wilmington field has produced over 2.5 billion barrels of oil since its discovery in the 1930s. Since that time, the Wilmington Townlot Unit, a unitized oil field consisting of 1,440 gross (1,424 net) acres, has produced more than 149 million barrels of oil from primary and secondary production. All the working interests in the Wilmington Townlot Unit are subject to the terms and provisions of a unit operating agreement. We hold an approximate 98.9% undivided working interest in the Wilmington Townlot Unit.

        During December 2010, we averaged 2,804 barrels of oil per day ("Bbls/d") gross, (2,272 Bbls/d net) production in the Wilmington Townlot Unit, compared to 2,741 Bbls/d gross (2,164 Bbls/d net) production during December 2009. In addition, estimated proved reserves as of December 31, 2010 were 9.9 MMbbls gross (8.0 MMbbls net), of which 77% are proved developed producing ("PDP") and 23% are proved undeveloped ("PUD"). We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery. Further, as of December 31, 2010, there were 98 gross (97 net) producing wells.

  North Wilmington Unit

        The North Wilmington Unit ("NWU") is located in the Wilmington oil field adjacent to our existing Wilmington Townlot Unit. Since its discovery in the 1930s, this unitized oil field consisting of approximately 1,036 gross and net acres has produced more than 37.6 million barrels of oil. All working interests in the North Wilmington Unit are subject to the terms and provisions of a unit operating agreement. We own a 100% working interest and an approximate 84.7% net revenue interest in the North Wilmington Unit field, including existing wells, certain equipment and certain surface properties.

        During December 2010, we averaged 323 Bbls/d gross, (274 Bbls/d net) production in the North Wilmington Unit. In addition, estimated proved reserves as of December 31, 2010 were 2.6 MMbbls gross (2.2 MMbbls net), of which 60% are PDPs and 40% are proved undeveloped ("PUD").

Rocky Mountain Projects in the Washakie Basin

  Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2010, we own 126,054 gross (67,870 net) acres prospective for CBM development in this area, of which 55,901 net acres are undeveloped. This area contains approximately 530 gross identified drilling locations primarily on 80-acre well spacing. The report prepared by Williamson Petroleum Consultants as of December 31, 2010 estimates that the gross recoverable proved reserves for the 240 CBM wells drilled and their 70 well offsets in our core CBM project area in this basin were 216 Bcf gross (62 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim Area. We own approximately 65,887 gross (56,685) net) undeveloped acres of deep rights inside the area of mutual interest ("AMI") with Anadarko, and approximately 19,992 gross (16,752 net) undeveloped acres of deep rights outside the AMI, for a total of 85,879 gross (73,437 net) undeveloped acres in the entire Atlantic Rim Area.

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

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 121,205 gross (64,014 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2010, we have drilled a total of 356 wells. Currently, we are developing the majority of our acreage in the Atlantic Rim projects within the area of mutual interest with Anadarko. Anadarko is the operator of record for the Sun Dog and Doty Mountain federal units in the Atlantic Rim project, and under the Anadarko agreements, our personnel and Anadarko's personnel have equal input in decision-making for most decisions, including budgets and drilling, with Anadarko having ultimate operator's authority. Warren's interest in the Catalina unit is operated by Double Eagle Petroleum Company.

  Sun Dog Unit

        Our initial pod, the Sun Dog unit, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog unit commenced production in April 2002 at a gross rate of approximately 200 Mcf/d of gas and 6,000 Bbls/d of water. Currently the Sun Dog unit comprises of 113 wells. During December 2010, production from 85 producing wells averaged 14,665 Mcf/d of gas and 76,157 Bbls/d of water. The wells in Sun Dog are currently being produced at low rates due to water injection capacity constraints in the unit. Based on a report from Williamson Petroleum Consultants, as of December 31, 2010 estimated proved reserves for the wells in the Sun Dog unit were 109 Bcf gross (37.7 net) Bcf.

Estimated gross ultimate recovery for the 113 producing wells and 27 proved undeveloped offset locations in the Sun Dog unit average 0.95 Bcf per well. We currently own a working interest of approximately 42% in the wells drilled in the initial pod of the Sun Dog unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Catalina Unit

        The Catalina Unit consists of 70 CBM wells. During December 2010 gross production from the Catalina unit averaged 24,134 Mcf/d of natural gas and 46,614 Bbls/d of water. Warren currently owns a working interest of approximately 8% in the Catalina Unit. Based on a report from Williamson Petroleum Consultants, as of December 31, 2010 estimated proved reserves for the wells in the Catalina unit were 42.3 Bcf gross (2.7 net) Bcf. Estimated gross ultimate recovery for the 70 producing wells and 16 proved undeveloped offset locations in the Catalina unit average 0.9 Bcf per well. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 17% if the existing unit is fully drilled and developed.

  Doty Mountain Unit

        The Doty Mountain unit consists of 57 CBM wells on 80-acre spacing. During December 2010, these wells were producing 12,838 Mcf/d of natural gas and approximately 35,616 Bbls/d of water. Based on a report from Williamson Petroleum Consultants, as of December 31, 2010, estimated proved reserves for the wells in the Doty Mountain unit were 64.4 gross (21.7 net) Bcf. Estimated gross ultimate recovery for the 57 producing wells and 27 proved undeveloped offset locations in the Catalina unit average 0.9 Bcf per well. We currently own an approximate 40% working interest in the wells drilled in the initial pod of the Doty Mountain unit. Our working interest in the unit will be approximately 42% if the existing unit is fully drilled and developed.

  Jack Sparrow (formerly Blue Sky Unit)

        The Jack Sparrow pilot is a 24-well program originally drilled on 160-acre spacing. This program commenced production in August 2003 and as of December 31, 2008 was producing 890 Mcf/d of natural gas and approximately 34,000 Bbls/d of water. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, the Jack Sparrow unit wells should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. During 2005, we drilled 11 CBM wells in this unit to reduce the well spacing to 80-acres. We currently own an approximate 50% working interest in the wells drilled in the initial pod of the Blue Sky unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed. In early 2009, operations were suspended in Jack Sparrow due to economics. Working interest partners intend to develop into this area as economics improve.

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

  Niobrara Shale Project

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 80,000 net acre position that is potentially prospective for the Niobrara Shale oil production. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to the Colorado border.

        Warren estimates that its Niobrara Shale formation is at depths between 4,000 and 10,000 feet. Successful Niobrara Shale oil wells that have been developed in southern Wyoming and northern Colorado are typically drilled horizontally with multiple-stage fracking. The Company is budgeting to drill an exploratory horizontal oil well in the second half of 2011. The Company is also considering other possibilities for developing the Niobrara Shale formation, including joint ventures, cooperative development agreements and joint participation agreements.

Natural Gas and Oil Reserves

  Revised Oil and Gas Reporting requirements

        In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserves reporting requirements. Some of the significant changes under the modernized rules include:

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

  Third Party Reserve Reporting

        For each of the years, 2010, 2009 and 2008, the Company engaged Williamson Petroleum Consultants, Inc. to prepare estimates of the Company's reserves.

  Controls Over Reserve Report Preparation

        Estimates of proved reserves at December 31, 2010, 2009 and 2008 were prepared by Williamson Petroleum Consultants, Inc., our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. These reserves are then reviewed and approved by our in house petroleum engineers and geoscientists.

  Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2010, 2009 and 2008 based on reserve reports prepared by Williamson Petroleum Consultants, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2010	2009	2008
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	49,300	49,868	52,762
Proved undeveloped	18,900	13,032	20,063

Total	68,200	62,900	72,825

Net oil reserves (MBbls):
Proved developed	7,518	7,933	6,498
Proved undeveloped(1)	2,732	2,288	2,916

Total	10,250	10,221	9,414

Total Net Proved Natural Gas & Oil Reserves (MBoe)	21,617	20,704	21,552

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$245,306	$191,450	$157,855
Proved undeveloped	42,322	49,842	36,133

Total(2)	287,628	241,292	193,988
Less: future income taxes, discounted at 10%	—	—	—

Standardized measure of discounted future net cash flows (in thousands)(3)	$287,628	$241,292	$193,988

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$4.13	$3.22	$4.80
Oil (per Bbl)	$73.30	$54.33	$32.92
Proved Developed Reserves (MBoe)	15,735	16,244	15,292

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

(2)
The PV-10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2010 and 2009, were determined using average monthly pricing for 2010 and 2009. The reserves and the future net revenues for 2008 were calculated using realized prices for natural gas and oil at December 31, 2008. These prices reflect adjustment by lease for quality, transportation fees and regional price differences. For 2010, 2009 and 2008, there was no income tax effect due to the Company's net loss carry forward for income tax purposes.

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

        PV-10 is equal to the future net cash flows from our proved reserves, excluding any future income taxes, discounted at 10% per annum ("PV-10"). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

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

        With respect to the estimates prepared by Williamson Petroleum, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report. Under SEC guidelines, prices used in computing reserves at December 31, 2010 and 2009, are based on 12 month average pricing for 2010 and 2009. Reserves for December 31, 2008 are based on pricing as of that date.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2010:

	Natural Gas Wells		Oil Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	—	—	129	127.9	129	127.9
New Mexico	25	2.4	2	0.1	27	2.5
Texas	8	2.0	—	—	8	2.0
Wyoming	247	79.8	—	—	247	79.8
Other	—	—	2	0.1	2	0.1

Total	280	84.2	133	128.1	413	212.3

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

	Years Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells(1)
Productive(2)	—	—	—	—	—	—
Nonproductive(3)	—	—	—	—	—	—
Development Wells(1)
Productive(2)	10	9.3	1	0.3	134	58.7
Nonproductive(3)	—	—	—	—	1	0.1

Total	10	9.3	1	0.3	135	58.8

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

(3)
A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2010:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,665	1,654	811	806	2,476	2,460
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	30,357	11,969	95,697	55,901	126,054	67,870
Other	948	441	1,732	1,601	2,680	2,042

Total	34,740	14,338	101,164	58,658	135,904	72,996

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

	Years Ended December 31,
	2010	2009	2008
Production:
Natural gas (MMcf)	4,652.5	3,884.8	2,930.3
Oil (MBbls)	968.7	952.8	1,011.1

Total equivalents (MBoe)	1,744.2	1,600.3	1,499.4

Average Sales Price Per Unit:
Natural gas (per Mcf)	$4.09	$3.09	$6.28

Oil (per Bbl)	$71.47	$53.93	$87.93
Effects of derivative instrument	—	—	0.72

Realized price (per Bbl)	$71.47	$53.93	$88.65

Weighted average sales price (per Boe)	$50.61	$39.62	$72.05
Expenses (per Boe):
Lease operating expense(1)	$16.54	$16.93	$20.72

(1)
Lease operating expenses related to our CBM operations include costs for operating our commercially productive CBM wells, together with the costs for operating our CBM wells that are still in the dewatering phase and are not yet commercially productive.

Crude Oil and Natural Gas Marketing

        Oil is a globally priced commodity and is priced according to the supply and demand of crude oil and its products. The range of NYMEX light sweet crude prices for 2010, based upon settlements, was a low of $68.01 and a high of $91.51.

        We sell our oil and natural gas production to various purchasers in the areas where the oil and natural gas is produced. The natural gas is delivered into natural gas pipelines for transportation and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted. For more information about the risks to our business posed by our marketing activities see "Risk Factors".

        For 2010, the largest purchasers and marketers of our total oil and gas production were Conoco Phillips, Inc. and Anadarko Energy Services, which accounted for 55% and 33%, respectively, of the total production sold by us.

        All of our oil is sold into a transportation pipeline which delivers our oil production to Conoco Phillips, Inc., which operates a refinery in nearby Carson, California. Our oil is sold at a daily market price based upon the average of the Midway Sunset price for four major refiners in the area plus a positive adjustment for the gravity of the oil and a positive differential of $0.85 per barrel of oil. In the Atlantic Rim of the Washakie Basin, Wyoming we sell our natural gas at the Rocky Mountain Colorado Interstate Gas ("CIG") market price. The CIG price typically has a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market.

Hedging Activities

        We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. Typically, we intend to hedge approximately 40-50% of our oil and natural gas production on a forward 12 to 24 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2010, Warren E&P was the operator or co-operator of approximately 74% of the wells in which we had interests.

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

Regulations and Environmental Matters

        General.    Our operations are subject to a wide variety of stringent federal, state and local laws and regulations governing the exploration and production of oil and natural gas, including discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry in the areas where we operate. These laws and regulations:

  •
  require the acquisition of various permits before drilling, workovers, or water injection commences;

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2010, we did not incur any material capital expenditures for remediation of pollution control equipment at any of our facilities.

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

        Some of our exploration and production activities occur on federal leases. This is particularly true of our CBM operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the Bureau of Land Management ("BLM") after preparation of an environmental assessment or an environmental impact statement ("EIS"). A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our CBM operations are subject to records of decision and we have not experienced any material difficulty in complying with their terms and conditions.

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

        Air Emissions.    The Federal Clean Air Act and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. Because of the severity of ozone levels in portions of California, the state has the most severe restrictions on emissions of volatile organic compounds ("VOCs") and nitrogen oxides ("NOX") of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOX. Some of our producing wells are in counties that are designated as non-attainment for ozone and, therefore, potentially are subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could require the installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including in California, the South Coast Air Quality Management District, California Air Resources Board and other local agencies. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe we are in substantial compliance with all air emissions regulations, and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of our oil and natural gas projects. See "Wilmington Field" below.

        California Environmental Quality Act ("CEQA").    CEQA is a California statute that requires consideration of the environmental impacts of proposed actions that may have a significant effect on the environment. CEQA requires the responsible governmental agency to prepare an environmental impact report that is made available for public comment. The responsible agency also is required to consider mitigation measures. The party requesting agency action bears the expense of the report.

        We currently are in a CEQA process in connection with our plan to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. We may be required to undergo the CEQA process for other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new permits and permit renewals. See "Wilmington Field" below.

        Abandonment, Decommissioning and Remediation Requirements.    Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production and transportation facilities and the environmental restoration of operations sites. CSLC and the California Department of Conservation, Division of Oil, Gas and Geothermal Resources ("DOGGR") are the principal state agencies responsible for regulating the drilling, operation, maintenance and abandonment of all oil and natural gas wells in the state.

        Significant potential costs relating to environmental and land-use regulations associated with our existing properties and operations include those relating to (i) plugging and abandonment of facilities, (ii) clean-up costs and damages due to spills or other releases, and (iii) penalties imposed for spills, releases or non-compliance with applicable laws and regulations. As is customary in the oil and natural gas industry, we typically have contractually assumed, and may assume in the future, certain obligations relating to plugging and abandonment, clean-up and other environmental costs in connection with our acquisition of operating interests in fields, and these costs can be significant.

        Climate Change Legislation and Greenhouse Gas Regulations.    Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas ("GHG") emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce.

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, many nations have agreed to limit emissions of GHG" pursuant to the United Nations Framework Convention on Climate Change, and the "Kyoto Protocol." Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered "greenhouse gases" regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has issued two other rules that would regulate GHGs, one of which regulates GHGs from stationary sources, and one which requires sources in the oil and natural gas exploration and production industry and the pipeline industry to report GHG emissions. The EPA's finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

        In addition to the EPA's actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases. Several multi-state programs have been developed or are in the process of being developed: the Regional Greenhouse Gas Initiative involving 10 Northeastern states, the Western Climate Initiative involving seven western states, and the Midwestern Greenhouse Gas Reduction Accord involving seven states. The latter two programs have several other states acting as observers and they may join one of the programs at a later date. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations in December 2010 to implement AB 32 by January 1, 2012.

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

        Drilling and Production.    Our drilling and production operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits and bonds for the drilling of wells and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

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

        We anticipate no material estimated capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2010, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

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

  Atlantic Rim

        In May 2007 the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. However, several environmental groups filed appeals of the BLM's decision approving the EIS to the Interior Board of

Land Appeals (IBLA), in the Federal District Court for the District of Columbia, and the Federal Court of Appeals for the District of Columbia Circuit. These appeals contain claims ranging from the allegations that the EIS does not consider enough alternatives to that it does not allow enough hunting in the Atlantic Rim. To date, the IBLA and Federal Courts have refused to grant injunctions or stays of drilling activities requested by the environmental groups. However, there can be no assurance in the future that the IBLA or courts will not determine that the BLM should modify some portion of their final EIS.

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

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grows, the excess gas produced but not consumed by our microturbines could potentially exceed our current gas flare permit limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. In connection with recent state legislation, the SCAQMD adopted significance thresholds for green house gases (GHG) in December of 2008. In addition, a recent California Superior Court Case held that certain permit issuance and other rules of the SCAQMD are invalid until further environmental analyses are conducted and the rules are re-adopted. As a result of these actions, coupled with environmental group concerns, the SCAQMD required Warren to conduct an environmental analysis under the California Environmental Quality Act to analyze the impacts of our proposed BACT equipment additions, even though our GHG and other emissions are below the applicable thresholds. We and our environmental consultant prepared a draft Negative Declaration ("ND") pursuant to the applicable CEQA requirements, and submitted it to the SCAQMD on June 17, 2008 for review and revision. The ND was subsequently revised and released to the public on April 15, 2009 for review and comment. During the third and fourth quarters of 2009, we worked closely with the SCAQMD regarding its responses to public comments, as directed by the SCAQMD and its outside attorneys. However, based on additional pressure from environmental groups and due to its heightened concern regarding a possible legal challenge by environmental groups, the SCAQMD significantly changed its position on this matter. The SCAQMD has now determined that our ND should be rewritten as a Subsequent Mitigated Negative Declaration ("SMND") and should be based on and fit within a previous environmental document that was prepared at the time we originally began our cellar construction in 2006. In addition, the SCAQMD has also determined that the SMND will need to be re-circulated for a 30 day public comment period during which time the public and environmental groups may file comments concerning the SMND. Thereafter, this second set of public comments must be addressed and satisfied and responses finalized before the SCAQMD will certify the SMND. Upon certification of the SMND and subsequent issuance of the necessary permits and approvals by the SCAQMD, we will be able to commence construction of the gas re-injection facilities and installation of the BACT equipment. Due to this change of position by the SCAQMD, we cannot forecast with accuracy when the SMND will be released for public comment and subsequently certified by the SCAQMD.

        Additionally, in January 2008, the Los Angeles city attorney filed a complaint against Warren E&P, Inc., a subsidiary of the Company and six of its individual employees and independent contractors in the Superior Court of California, County of Los Angeles (State of California v. Warren E&P, Inc., et al.) containing eight alleged violations regarding events in Wilmington, California during 2007. The complaint asserted one count of failing to report the discharge or threatened discharge of oil into marine waters for an event occurring on or about March 7, 2007; one count of failing to prepare and implement an oil spill contingency plan; four counts of violating the California Fish and Game Code by placing petroleum or its by-products in or at a place where they can pass into waters of the state; and two similar violations of the California Clean Water Act. In June of 2010, the criminal case was dismissed, and the judge noted the case would be settled in a civil proceeding. Warren E&P and its counsel are currently working with the District Attorney's office on the specific terms of a Consent Decree and Civil Compromise Agreement, wherein Warren will pay certain costs and civil penalties and fines in the approximate amount of $100,000. Warren does not anticipate any further claims, penalties or fines payable under this case. Due to budget issues and state furloughs in the District Attorney's office, we anticipate this civil case will be resolved and ultimately settled by mid 2011. See "Legal Proceedings".

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

Employees

        At December 31, 2010, we had 57 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in March 2013. Our oil and gas operations office in Casper, Wyoming occupies 5,554 square feet under a lease that expires in July 2012. Our oil and gas operations office in Long Beach, California occupies 6,903 square feet of space under a lease that was entered into in October 2007, which expires in April 2015. In June 2010, we entered into an office lease in Roswell, New Mexico, which expires in May 2013. We believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

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

        NYMEX.    New York Mercantile Exchange.

        Oil.    Crude oil, condensate and natural gas liquids.

        Operator.    The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

        Overpressured.    A subsurface formation that exerts an abnormally high formation pressure on a well before it is drilled into.

        Pay zone.    A geological deposit in which oil and natural gas is found in commercial quantities.

        PDNP.    Proved developed nonproducing.

        Proved developed non-producing reserves.    Proved developed reserves that do not qualify as proved developed producing reserves, including reserves that are expected to be recovered from (i) completion intervals that are open at the time of the estimate, but have not started producing, (ii) wells that are shut in because pipeline connections are unavailable or (iii) wells not capable of production for mechanical reasons.

        PDP.    Proved developed producing.

        Proved developed producing reserves.    Reserves that are being recovered through existing wells with existing equipment and operating methods.

        Proved developed reserves.    This term means "proved developed oil and gas reserves" as defined in Rule 4-10 of SEC Regulation S-X, and refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved reserves or proved oil and gas reserves.    This term means "proved oil and gas reserves" as defined in Rule 4-10 of SEC Regulation S-X and refers to the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

        Proved undeveloped reserves or PUDs.    Undeveloped reserves that qualify as proved reserves.

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

        Reserves.    This term is defined in Rule 4-10 of SEC Regulation S-X and refers to estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

        Shut in.    A well suspended from production or injection but not abandoned.

        Spacing.    The number of wells which can be drilled on a given area of land under applicable laws and regulations.

        Standardized Measure of Discounted Future Net Cash Flows.    The discounted future net cash flows relating to proved reserves based on prices used in estimating the reserves, year-end costs, and statutory tax rates, and a ten percent annual discount rate. The information for this calculation is included in the note regarding disclosures about oil and gas producing activities contained in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

        Workover.    Remedial operations on a well conducted with the intention of restoring or increasing production from the same zone, including by plugging back, squeeze cementing, reperforating, cleanout and acidizing.

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

        Oil and natural gas prices have historically been, and are likely to continue to be, volatile. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Some of the factors that cause these fluctuations are:

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

        Our revenues, operating results, cash flow, profitability and future rate of growth depend upon the prevailing prices of, and demand for, natural gas and oil. All of our operating revenues are derived from the sale of our oil and gas production. A continuing substantial or extended decline in oil and natural gas prices would have a material adverse effect on our financial position, our ability to meet capital expenditure obligations and commitments, our results of operations, our access to capital and the quantities of natural gas and oil that may be economically produced by us. A significant decrease in price levels for an extended period negatively affects us in several ways including:

  •
  our cash flow will be reduced, decreasing funds available for capital investments employed to replace reserves, increase production or to operate;

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

        Our exploration, development, production and marketing operations are regulated extensively at the federal, state and local levels. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs), and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations, or subject us to administrative, civil and criminal penalties, including the assessment of natural resources damages. Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects. Compliance costs are significant. The exploration and production of oil and gas involves many risks concerning equipment and human operational problems that could lead to leaks or spills of petroleum products. These laws and regulations, particularly in the California and Rocky Mountain regions, are extensive and involve severe penalties and could change in ways that substantially increase our costs and associated liabilities.

        Part of the regulatory environment in which we operate includes, in some cases, federal and state requirements for performing or preparing environmental assessments, environmental impact statements, studies, reports and/or plans of development before commencing exploration and production activities. These regulations affect our operations and may hinder or limit the quantity of oil and natural gas we may be able to produce and sell.

        A major risk inherent in our drilling plans is the need to obtain drilling permits from applicable federal, state and local authorities. Delays in obtaining regulatory approvals or drilling permits for producing and water injection wells, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. Any or all of these contingencies could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing our property interests as planned. Conditions, delays or restrictions imposed on the management of groundwater produced during drilling could severely limit our operations or make them uneconomic. Any unfavorable developments in the Washakie Basin could impede our growth, as we intend to undertake significant activity in order to increase our production and reserves in this area.

        We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

  •
  drilling permits;

  •
  water discharge and disposal permits for drilling operations;

  •
  the amounts and types of substances and materials that may be released into the environment;

  •
  drilling and operating bonds;

  •
  environmental matters and reclamation;

  •
  spacing of wells;

  •
  the use of underground injection wells, which affects the disposal of water from our wells;

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

Changes in applicable laws and regulations could increase our costs, reduce demand for our production, impede our ability to conduct operations or have other adverse effects on our business.

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases ("GHG") present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has recently begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board has been designated as the lead agency to establish and adopt regulations to implement AB 32 by January 1, 2012. Similar regulations may be adopted by the federal government. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

        Additionally, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. The nature and scope of those restrictions will be determined in significant part through implementing regulations to be adopted by the SEC, the Commodities Futures Trading Commission and other regulators. If, as a result of the Reform Act or its implementing regulations, additional capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our revolving credit facility. In addition, requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy.

        In addition, some of our activities involve the use of hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures are typically created through the injection of water and chemicals into the rock formation. Legislative and regulatory efforts at the federal level and in some states have been made to render permitting and compliance requirements more stringent for hydraulic fracturing. These proposals, if adopted, would likely increase our costs and make it more difficult, or impossible, to pursue some of our development projects.

        We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California state and local laws to impose "windfall profits," severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California and localities may increase the likelihood that one or more of these proposals will become law.

        President Obama's 2011 Fiscal Year Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

We have incurred losses and may do so in the future.

        At December 31, 2010, we had an accumulated deficit of $312.2 million and total stockholders' equity of $150.7 million. We have recognized a significant amount of annual net losses in the past. See "Item 6: Selected Consolidated Financial Data". The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

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

        In accordance with SEC requirements, our estimates of proved reserves for 2010 are determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations to limited to those scheduled to be drilled within the next five years

        As of December 31, 2010 and 2009, approximately 27% and 22%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

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

The recent crisis in U.S. and world financial and securities markets could have a material adverse effect on our business and operations.

        Our operations are affected by local, national and worldwide economic conditions. The national and global economy, which experienced a significant downturn throughout 2008 and 2009, including widespread recessionary conditions, record levels of unemployment, significant distress of financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, began showing signs of gradual improvement in 2010. However, while some economic indicators trended positively, the overall rate of national and global recovery experienced during the course of 2010 has been uneven and uncertainty continues to exist over the stability of the recovery. Although consumer confidence in the U.S. has improved since the economic downturn, it still remains low, while unemployment remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. In the past, we have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. If the economic recovery does not continue, we may be unable to obtain equity or debt financing, which may require us to limit or reduce our capital expenditures. Additionally, the economic slowdown could continue to lead to lower demand for oil and natural gas by individuals and industries, which in turn could result in lower prices for the oil and natural gas we sell, thereby adversely resulting in declining production, lower revenues, and possibly losses and negative cash flow.

Our credit facility contains operating restrictions and financial covenants, and we may have difficulty obtaining additional credit.

        We will depend on our revolving credit facility for a portion of our future capital needs. As of December 31, 2010, we had $69.5 million in principal amount of senior indebtedness outstanding under our secured revolving bank Credit Facility and our available borrowing base was $120 million. Our Credit Facility restricts our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We also are, and will continue to be, required to comply with certain financial covenants and ratios. The Credit Facility contains affirmative and negative covenants, including the following financial maintenance covenants: an EBITDAX to interest coverage ratio for any period of four consecutive fiscal quarters to be not less than 2.5 to 1.0, determined as of the last day of each fiscal quarter; and a minimum current ratio of current assets (including availability under the Credit Facility) to current liabilities of not less than 1.0 to 1.0. At December 31, 2010, the Company was in full compliance with the covenants and other provisions of the Credit Facility.

        In addition to those described above, other factors may impair the Company's ability to comply with the covenants. Any failure to be in compliance with any material provision or covenant of the Credit Facility could result in a default, which could have a material adverse effect on our liquidity, results of operations and financial condition. At certain oil and natural gas price levels, the Company's current cost structure, inclusive of our current plans, may exceed the costs required to operate profitably. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants contained in the Credit Facility could result in a default under the facility, which could cause all of our existing indebtedness to become immediately due and payable.

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

        We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a write-down of our net oil and gas properties to the extent of such excess. A capitalized cost ceiling test impairment also reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. For 2008, realized commodity prices declined to $32.92 per barrel of oil and $4.80 per Mcf of gas at December 31, 2008. For our 2008 full-cost ceiling test we recognized an impairment of $272.2 million on our oil and natural gas properties. For 2010 and 2009, there was no ceiling test impairment on our oil and gas properties.

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

  •
  oil and natural gas prices;

  •
  our market value and operating performance;

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

We face significantly increasing water disposal regulations and costs in our drilling operations.

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

        In California, as part of our development plan for the WTU, we have filed 12 applications for water injection wells that are currently pending before the California Division of Oil, Gas and Geothermal Resources ("DOGGR"). However, we believe that because of the DOGGR's personnel constraints and new more rigid review and interpretation procedures, these water injection permits are taking longer than previous permits. Due to the volume of water being injected into the Upper Terminal formation and the corresponding rise in reservoir pressure, during 2011, we have elected to temporarily shut-in approximately 300 net BOPD (approximately 110,000 barrels of oil annually) from lower producing, higher water-cut wells, until water injection well permits are obtained for the Tar and Ranger formations. Additionally, as a result of the delay in receiving water injection permits, the reservoir pressure in the Tar formation has been dropping, resulting in a steeper production decline. If DOGGR permit approvals are obtained as anticipated in the summer and fall of 2011, we believe that these temporarily shut-in wells will begin to return to production in late 2011 and eventually return to full production during 2012 and 2013. We cannot be certain, however, of when DOGGR will issue the water injection permits for the WTU.

        We expect the regulation and costs to dispose of produced water to increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

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

        In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our produced gas by injection or sell it directly into a nearby public utility pipeline or to a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Based on pressure from environmental groups and due to its heightened concern regarding a possible legal challenge, the SCAQMD has become more conservative regarding the issuance of these types of permits. The SCAQMD is now requiring that Warren conduct a significant analysis under CEQA of the possible environmental impacts resulting from the installation and operation of this new equipment. If the SCAQMD does not issue the necessary permits, the implementation of the new equipment will be significantly delayed. Delays by regulatory agencies in approving our permits to dispose of the natural gas could limit our future oil production levels until the permits are issued.

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

        We have elected not to designate our commodity derivatives as cash flow hedges for accounting purposes. Accordingly, such contracts are recorded at fair value on our Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

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

The loss of key personnel could adversely affect our business.

        We depend to a large extent on the efforts and continued employment of our executive management team and other key personnel. The loss of the services of these or other key personnel could adversely affect our business, and we do not maintain key man insurance on the lives of many of these persons.

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

        Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel and professionals, our ability to compete could be harmed.

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

        If domestic drilling activity increases, particularly in the fields in which we operate, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rises in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Although Warren owns a drilling rig for use in the WTU, shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

        As of December 31, 2010, we had 71,338,149 shares of common stock outstanding, 52,522 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 3,541,703 shares of common stock were issuable upon exercise of outstanding options, and 28,373 shares of restricted stock are issuable upon vesting. Our directors and executive officers, hold approximately 4% of the outstanding shares of our common stock.

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

        As of March 1, 2011, our executive officers and directors beneficially owned approximately 4% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2010
First Quarter	$2.66	$2.20
Second Quarter	3.65	2.50
Third Quarter	3.98	2.86
Fourth Quarter	4.70	3.85
Year Ended December 31, 2009
First Quarter	$2.85	$0.41
Second Quarter	2.61	0.90
Third Quarter	3.50	1.94
Fourth Quarter	3.26	2.11

        On March 1, 2011, the closing sales price for our common stock as reported by the NASDAQ Global Market was $4.81 per share.

Holders

        As of March 1, 2011 there were approximately 2,300 holders of our common stock.

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

Stockholder Return Performance Presentation

        The following performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2004, which is a composite index consisting of 77 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies. The graph also shows the performance of the Company's stock for the same five-year period to our peer group of companies consisting of Quicksilver Resources, Inc., Bill Barrett Corporation, St. Mary Land & Exploration, Berry Petroleum, Petroleum Development Corporation and Brigham Exploration, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 31, 2004, and that all dividends were reinvested.

Fiscal Year Ended December 31

	2004	2005	2006	2007	2008	2009	2010
Warren Resources, Inc.	100	174	129	155	21.9	26.9	49.7
S&P 500 Index	100	103	117	121	74.5	92.01	103.79
Dow Jones US Oil & Gas Index	100	141	171	212	145.4	156.12	183.39
Peer Group	100	109	104	160	45.2	78.07	126

        Total Return Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2010, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	1,069,965	$8.83	68,895
2001 Stock Incentive Plan	2,500,000	1,126,027	$5.19	85,196
2001 Key Employee Stock Incentive Plan	2,500,000	1,334,084	$1.41	76,709
2010 Stock Incentive Plan	6,950,000	40,000	$3.08	6,910,000
Total	13,925,000	3,570,076	$4.85	7,140,800

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2010.

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2010.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$88,275	$63,402	$108,032	$59,308	$31,265
Costs and operating expenses:
Lease operating expenses	28,845	27,097	31,062	22,924	13,035
Depreciation, depletion and amortization	21,993	20,617	23,977	11,393	6,257
Impairment expense	—	—	275,684	—	—
General and administrative	15,358	12,641	14,722	13,771	9,903

Total costs and operating expenses	66,196	60,355	345,445	48,088	29,195
Income (loss) from operations	22,079	3,047	(237,413)	11,220	2,070
Other income:
Interest and other income	247	177	1,022	2,385	4,765
Interest expense	(3,500)	(5,910)	(5,293)	(2,170)	(399)
Gain (loss) on derivatives	1,528	(10,973)	—	—	—
Net gain (loss) on investment	—	3	98	(46)	92

Total other income (expense)	(1,725)	(16,703)	(4,173)	169	4,458
Income (loss) before income taxes and non-controlling interest	20,354	(13,656)	(241,586)	11,389	6,528
Income tax expense (benefit)	(29)	63	(29)	(16)	93

Net income (loss) before dividends and accretion	20,383	(13,719)	(241,557)	11,405	6,435
Preferred dividends and accretion	18	96	98	267	357

Net income (loss) applicable to common stockholders	$20,365	$(13,815)	$(241,655)	$11,138	$6,078

Earnings (loss) per share—Basic	$0.29	$(0.23)	$(4.17)	$0.20	$0.11
Earnings (loss) per share—Diluted	$0.29	$(0.23)	$(4.17)	$0.20	$0.11
Weighted average shares outstanding—Basic	70,382,517	60,492,900	58,000,166	55,892,536	52,966,115
Weighted average shares outstanding—Diluted	71,429,110	60,492,900	58,000,166	56,978,948	54,511,578
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$45,321	$22,510	$62,014	$27,819	$12,527
Investing activities	(29,082)	(40,722)	(111,446)	(104,561)	(89,888)
Financing activities	(22,385)	5,762	66,305	46,535	5,751

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,092	$17,238	$29,688	$12,815	$43,022
Total assets	272,596	260,419	286,633	440,506	318,803
Total long-term debt (including current maturities)	87,883	114,511	124,993	56,633	9,520
Stockholders' equity	150,674	128,758	112,025	349,529	284,976

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

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2010, we owned natural gas and oil leasehold interests in approximately 135,904 gross (72,996 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 20% of our net acreage.

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

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $6.1 million during 2010 to $11.1 million at December 31, 2010. This resulted from cash provided by operating activities of $45.3 million offset by cash used in investing activities of $29.1 million and cash used in financing activities of $22.4 million.

        Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on oil and gas properties and equipment. Cash used in financing activities primarily represented the Company reducing its debt under the Credit Facility.

        The Company recorded no impairment expense at December 31, 2010 and 2009. The Company recorded impairment expense of $272.3 million at December 31, 2008 relating to its ceiling test on the carrying costs of its oil and gas properties. This resulted primarily from realized oil prices decreasing 62% from $86.21 at December 31, 2007 to $32.92 at December 31, 2008. Additionally, the Company wrote off approximately $3.4 million of goodwill during 2008. This goodwill resulted from the acquisition of our wholly owned subsidiary Warren E&P, Inc. in 2000. The methodology for testing the carrying value of goodwill was by comparing the market value of the Company to the net assets of the Company. As a result of a significant decline in the market value of Warren E&P, Inc. in the fourth quarter of 2008, it was determined that an impairment of this goodwill had occurred.

        On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital on behalf of itself and a syndicate of five participating banks (the "Credit Facility"). The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. Interest payments are made quarterly in arrears. The current borrowing base is $120 million. The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and current assets) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0. As of December 31, 2010, the Company had borrowed $69.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

        Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a "Base Rate Loan", or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate" plus the applicable "Base Rate Margin", calculated to be the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin", that ranges from 2.75% to 3.50%. During 2010, the Company incurred $3.5 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of December 31, 2010. The weighted average interest rate as of December 31, 2010, was 3.4%.

        Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more 2 years, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. During the past 15 months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

        If oil commodity prices were to drop precipitously and gas commodity prices go lower, the Company may not have enough liquidity to cover capital expenditures. The availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about April 1, 2011. If the Credit Facility's borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

        Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2011, including a 2011 capital expenditure budget which is expected to be funded primarily by discretionary cash flow, entered into price swap agreements, collars and differential swap agreements for a portion of its 2011 production to reduce price volatility and reductions in discretionary expenditures. As of February 1, 2011, approximately 30% of the Company's natural gas production and 55% of the Company's oil production are covered by price swaps. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, entering into joint ventures with third parties, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company would be successful in these capital raising efforts if they became necessary to fund operations during 2011.

        During 2010, the Company had net income of $20.4 million (of which $1.2 million represented an unrealized loss on derivative financial instruments). This compares to 2009 when the Company incurred a net loss of $13.8 million (of which $9.5 million represented an unrealized loss on derivative financial instruments) and a net loss of $241.7 million in 2008 (which resulted primarily from impairment charges of $275.7 million relating to its oil and gas properties and goodwill). At December 31, 2010, current assets were approximately $12.9 million less than current liabilities. Currently, the Company has a borrowing base of $120 million and $69.5 million outstanding under the Credit Facility.

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

        The Company's proved reserves increased as of December 31, 2010 compared to prior years. The 2010 increase was primarily due to 2010 drilling activities and higher commodity prices. At year-end 2008, we had revised our proved oil reserves downward by a total of 42,685 MBbls as follows: Due to a significant decrease in realized oil prices from $86.21 per barrel at December 31, 2007 to $32.92 per barrel at December 31, 2008, 20,210 MBbls of proved undeveloped oil reserves in the WTU property and 18,360 MBbls of proved undeveloped oil reserves in the NWU property were deemed non-economic and revised downward at year-end 2008. Also, due to lower realized oil prices, 755 MBbls of proved developed producing oil reserves in the NWU were revised downward at year-end 2008. As a result of these revisions, all of the proved oil reserves in the NWU were eliminated at year-end 2008. In addition, 3,360 MBbls of proved developed producing oil reserves in the WTU were revised downward primarily due to the decrease in realized oil prices, and, to a lesser extent, due to downward revisions to estimated oil recoveries in the WTU Upper Terminal and Ranger waterflood projects. Lower prices decrease the economic lives of the underlying oil and natural gas properties and thereby decrease the estimated future reserves. The Company's projects have material lease operating expenses. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2010, our oil lease operating expenses were $17.29 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2010, our natural gas lease operating expenses were $2.60 per mcf of gas produced. The Company's proved reserves are based on assumptions that may prove to be inaccurate. The Company's proved reserves as of December 31, 2008 through December 31, 2010 are listed below.

	Years Ended December 31,
	2010	2009	2008
Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf)	68,200	62,900	72,825
Net oil reserves (MBbls)	10,250	10,221	9,414

Total Net Proved Natural Gas & Oil Reserves (MBoe)	21,617	20,704	21,552

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$245,306	$191,450	$157,855
Proved undeveloped	42,322	49,842	36,133

Total	287,628	241,292	193,988
Less: future income taxes, discounted at 10%	—	—	—

Standardized measure of discounted future net cash flows (in thousands)	$287,628	$241,292	$193,988

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$4.13	$3.21	$4.80
Oil (per Bbl)	$73.30	$54.33	$32.92
Proved Developed Reserves (MBoe)	15,735	16,244	15,292

2010 Capital Expenditure Program

        At the present time, we are concentrating our activities in California and Wyoming. We have two California projects in the Wilmington field, the Wilmington Townlot Unit and the North Wilmington Unit. Additionally, we have a drilling project in Wyoming referred to as the Atlantic Rim Project.

        During 2010, our capital expenditure program approximated $37.5 million. The Company drilled 10 wells in California (9 producers and 1 injector). The costs associated with the new oil wells in California wells were approximately $15.2 million and the facility costs were approximately $4.7 million. The Company purchased a sound-proofed drilling rig for our WTU and NWU units in California for $7 million and incurred $2.5 million of assembly costs in 2010. The Company estimates that an additional $2.5 million will be spent on improvements and assembly costs in 2011. Additionally, the Company stimulated 15 wells in the Doty Mountain Unit and 15 wells in the Sun Dog Unit in the Atlantic Rim Project. These stimulations cost approximately $3.1 million in total. Additionally, infrastructure costs for the gas wells in Wyoming approximated $3.4 million. Lastly, the Company had property acquisitions of approximately $1.6 million.

        If the Company elects not to participate in drilling activities with its partners, it may lose all or a portion of its mineral leases and rights in certain acreage. As a result, our proved reserves may decline. Also, unless we continue to develop our properties, production may decline and, as a result, reserves would decline. Lastly, complex federal, state and local laws and regulations may adversely affect the cost and feasibility of drilling and completion activities. In our California operations, regulations involving the disposition of water and produced natural gas associated with oil production will result in the Company voluntarily curtailing 2011 oil production and could result in more material reductions of oil production in the future.

        Our 2011 capital expenditure budget is forecasted to be approximately $59 million, $41 million for our California projects and $18 million for our Wyoming projects. However, our budget may change depending upon economic conditions, oil and gas prices and liquidity issues. In California, we are budgeting approximately $28 million for drilling new WTU sinusoidal wells and reworking existing WTU wells, $13 million for infrastructure and geological costs in the WTU and NWU. In Wyoming, we are budgeting $16 million for drilling new natural gas wells and one oil well in Niobrara formation and $2 for pipelines, compressors and infrastructure costs in our Atlantic Rim Project. The final determination regarding whether to drill and complete the budgeted wells and incur the capital expenditures referred to above is dependent upon many factors including, but not limited to:

  •
  the availability of sufficient capital resources;

  •
  the ability to acquire proper governmental permits and approvals; and

  •
  economic and industry conditions at the time of drilling such as prevailing and anticipated crude oil and natural gas prices and the availability of drilling equipment.

        A substantial portion of our economic success depends on factors over which we have no control, including oil and natural gas prices, operating costs, and environmental and other regulatory matters. In our planning process, we focus on maintaining financial flexibility and maintaining a low cost structure in order to reduce our vulnerability to these uncontrollable factors.

        See "Item 1A: Risk Factors" for additional risks and factors which could have a material adverse effect on our business, financial condition and results of operations.

Stock Based Equity Compensation Plan Information

        At December 31, 2010, we had approximately 1.3 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.3 million outstanding vested options, 0.3 million had exercise prices below the closing market price of our common stock on December 31, 2010 of $4.52.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. Warren recorded a $272 million ceiling test adjustment to earnings at December 31, 2008. There was no impairment charge in 2010 and 2009.

        The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. Warren assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

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

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued new guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have any effect on the financial statements.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

        Oil and gas sales.    Revenue from oil and gas sales increased $24.9 million during 2010 to $88.3 million, a 39% increase compared to 2009. This increase primarily resulted from an increase in oil production and an increase in realized oil prices. Net oil production for 2010 and 2009 was 969 Mbbls and 953 Mbbls, respectively. Net gas production for 2010 and 2009 was 4.7 Bcf and 3.9 Bcf, respectively. Additionally, the average realized price per barrel of oil for 2010 and 2009 was $71.47 and $53.93, respectively. The average realized price per Mcf of gas for 2010 and 2009 was $4.09 and $3.09, respectively.

        Lease operating expense.    Lease operating expense for 2010 increased 6% to $28.8 million ($16.54 per Boe) compared to $27.1 million ($16.93 per Boe) in 2009. Oil lease operating expense increased on a per barrel basis from $16.22 in 2009 to $17.29 per barrel in 2010. This resulted from higher costs associated with oil wells that were plugged and abandoned during 2010. Gas lease operating expense decreased on a per mcf basis from $3.00 in 2009 to $2.60 per mcf in 2010. This resulted from a reduction in the number of gas wells that required workover procedures during 2010.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $1.4 million for 2010 to $22 million, a 7% increase compared to last year. This increase resulted from increased production in 2010 compared to 2009. The 2010 depletion rate decreased to $12.61 per Boe compared to $12.88 per Boe in 2009. The decrease in depreciation, depletion and amortization on a per barrel basis resulted from an increase in proved reserves at December 31, 2010 compared to December 31, 2009.

        General and administrative expenses.    General and administrative expenses increased $2.7 million in 2010 to $15.4 million, a 21% increase compared to 2009. This reflects an increase in the 2010 year end incentive compensation plan of $2.6 million. Additionally, the employer portion of taxes relating to vesting stock increased $0.6 million and stock option expense increased $0.5 million during 2010. These increases were offset by a decrease in litigation expense of $1.3 million during 2010 primarily relating to the Gotham litigation discussed in more detail in Note F to the financial statements—Commitment and Contingencies.

        Interest expense.    Interest expense decreased $2.4 million in 2010 to $3.5 million compared to 2009. The decrease results from a lower average balance outstanding under our Credit Facility during 2010 compared to 2009.

        Interest and other income.    Interest and other income increased $0.1 million in 2010 to $0.2 million, a 39% increase compared to the same period in 2009. This increase represents an increase in the sale of scrap inventory during 2010.

        Gain (loss) on derivative financial instruments.    Derivative gains of $1.5 million were recorded in 2010. This amount reflects $2.7 million of realized gains and $1.2 million of unrealized losses resulting from mark to market accounting of our oil and gas derivative positions. Derivative losses of $11.0 million were recorded in 2009. This amount reflects $1.5 million of realized losses and $9.5 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps positions.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2010, we had a net operating loss carryforward for federal income tax purposes of approximately $220 million. Also as of December 31, 2010, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards begin to expire in 2012 and subsequent years.

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

        General and administrative expenses.    General and administrative expenses decreased $2.1 million in 2009 to $12.6 million, a 14% decrease compared to 2008. This reflects a decrease in personnel as a result of cost cutting activities. These decreases were offset by a $1.3 million additional accrual related to Gotham litigation discussed in more detail in Note F to the financial statements—Commitment and Contingencies.

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

Debentures

        As of December 31, 2010, we had $1.7 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2010 was approximately $1.1 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2011. The conversion prices listed below will increase in the future.

Debentures	Outstanding at December 31, 2010	Conversion Price as of December 31, 2010	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2011
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$850	$35.00	$597	$102
12% Convertible secured Debentures due December 31, 2022	801	$35.00	500	96

	$1,651		$1,097	$198

Preferred Stock

        As of December 31, 2010, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2010, no shares of our convertible preferred stock converted into common shares on a 1 to 0.5 basis. Dividends and accretion on preferred shares totaled approximately $18,000 and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

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

        Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2010, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

        Upon receipt of a redemption election, we, at our option, shall either:

  •
  pay the holder cash in an amount equal to $12.00 per convertible preferred share, subject to adjustment for stock splits, stock dividends or stock exchanges, plus accrued and unpaid dividends, to the extent that we have funds legally available for redemption, or

  •
  issue to the holder shares of common stock in an amount equal to 125% of the cash redemption price and any accrued and unpaid dividends, based on the average of the closing sale prices of our common stock for the 30 trading days immediately preceding the date of the receipt of the written redemption election by the holder, as reported by the NASDAQ Stock Market, or by any exchange or electronic OTC listing service on which the shares of common stock are then traded. In the event that we elect to pay the Redemption Price in kind with our common stock, for the 10,703 shares of preferred stock representing $0.1 million of Redemption Price value, notwithstanding the market price of our common stock, we shall not issue to the redeeming preferred stockholders less than their proportionate share of 10,703 shares of our shares of common stock, nor be obligated to issue more than 16,055 shares of our common stock in full satisfaction of the redemption, subject to adjustment for stock splits, stock dividends and stock exchanges.

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

        Accordingly, if the holders of any of the outstanding shares of our preferred stock request redemption and thereafter and we elect to pay the Redemption Price for the preferred stock in cash, we would need capital of $12.00 per share, plus the amount of any accrued but unpaid dividends, which funds may not be available and the payment of which could have a material adverse effect on our financial liquidity and results of operation. Alternatively, if we elect to pay the Redemption Price for the preferred stock and thereafter with shares of our common stock, such issuance could materially increase the number of our shares of common stock then outstanding and be dilutive to our earnings per share, if any.

Contractual Obligations

        The contractual obligations table below assumes the maximum amount is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of approximately $1.1 million at December 31, 2010. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period*
Contractual Obligations As of December 31, 2010	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$69,500	$—	$69,500	$—	$—
Bonds	1,651	165	282	229	975
Leases	1,844	648	918	278	—
Drilling rig obligation	2,566	2,566	—	—	—
Other Notes Payable	267	160	107	—	—

Total	$75,828	$3,539	$70,807	$507	$975

*
Does not include estimated interest of $2.6 million less than one year, $2.5 million 1-3 years, $0.4 million 3-5 years and $1.2 million thereafter.

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

        In 2010 we entered into several commodity derivative contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. We believe we will have more predictability of our crude oil and gas revenues as a result of these derivative contracts.

        The following table summarizes our open financial derivative positions as of March 1, 2011 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Swap	04/01/11 - 06/30/11	4,000 Mcf/d	$4.38
Natural Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Crude Oil	Costless Collar	01/01/12 - 12/31/12	500 Bbl/d	$70.00 - $106.50
Crude Oil	Costless Collar	01/01/11 - 12/31/11	700 Bbl/d	$70.00 - $101.00
Natural Gas	Costless Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Costless Collar	01/01/11 - 03/31/11	3,600 Mcf/d	$4.00 - $4.93
Natural Gas	Costless Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Crude Oil	Swap	01/01/11 - 12/31/11	840 Bbl/d	$61.80
Crude Oil	Short Call	01/01/11 - 01/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	04/01/11 - 04/30/11	833 Bbl/d	$80.00*
Crude Oil	Short Call	04/01/11 - 04/30/11	833 Bbl/d	$100.00*
Crude Oil	Long Call	07/01/11 - 07/31/11	806 Bbl/d	$80.00*
Crude Oil	Short Call	07/01/11 - 07/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	10/01/11 - 10/31/11	806 Bbl/d	$80.00*
Crude Oil	Short Call	10/01/11 - 10/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	01/01/12 - 01/31/12	806 Bbl/d	$80.00*
Differential	Swap	04/01/11 - 11/30/11	2,500 Mcf/d	($0.71)**
Differential	Swap	01/01/11 - 12/31/11	6,716 Mcf/d	($0.44)**
Differential	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	($0.51)**

*
The Company paid $685,000 in net premiums for these calls.

**
This represents a differential spread between NYMEX and CIG pricing.

  Interest Rate Risk

        We hold investments in U.S. treasury bonds available for sale, which represents securities held in escrow accounts on behalf of the drilling programs and purchasers of certain debentures. Occasionally, we hold U.S. treasury bonds trading securities, which predominantly represent U.S. treasury bonds released from escrow accounts. The fair market value of these securities will generally increase if the federal discount rate decreases and decrease if the federal discount rate increases. All of our convertible debt has fixed interest rates, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.

        At December 31, 2010, we had debt outstanding under our Credit Facility of $69.5 million. Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 0.5% per annum, plus an applicable margin that ranges from 0.25% to 1.0%, or (b) a Eurodollar Loan rate plus an applicable margin that ranges from 1.25% to 2.0%. During 2010, the Company incurred $3.1 million of interest under the Credit Facility of which approximately $0.1 million of interest was accrued for at December 31, 2010. At December 31, 2010, the weighted average interest rate on our Credit Line was 3.4%. A 1% increase in this rate would result in annual additional interest of $0.7 million.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, U.S. treasury bonds, collateral security accounts, derivatives and other long-term liabilities. The carrying amounts of cash and cash equivalents and U.S. treasury bonds approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value. Debentures, derivatives, other long-term liabilities and the Credit Line are recorded at the approximate fair value of such items.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2010, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting.

        There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B:    Other Information.

        Not applicable.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on May 18, 2011 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2010) which is incorporated herein by reference.

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

(a)(3)    Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.
3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)
3.2	(8)	Bylaws of the Registrant, dated June 2, 2004
3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)
3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)
3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)
4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)
4.2	(6)	Form of Class A Common Stock Warrant
4.3	(6)	Form of Class B Common Stock Warrant
4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

Exhibit No.		Description
4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004
4.6	(8)
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
10.28	(21)*	2010 Stock Incentive Plan
11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)
14	(5)	Code of Ethics for Senior Financial Officers
21.1	(10)	Subsidiaries of the Registrant
23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer
23.2	†	Consent of Grant Thornton LLP
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	†	Certification of CEO and CFO pursuant to Section 1350
99.1	†	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

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

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(21)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

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
Dated: March 2, 2011

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ NORMAN F. SWANTON Norman F. Swanton	President, Chief Executive Officer, Director and Chairman	March 2, 2011
/s/ TIMOTHY A. LARKIN Timothy A. Larkin	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 2, 2011
/s/ ANTHONY COELHO Anthony Coelho	Director	March 2, 2011
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 2, 2011
/s/ THOMAS NOONAN Thomas Noonan	Director	March 2, 2011
/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director	March 2, 2011

Signature	Title (Principal Function)	Date

/s/ CHET BORGIDA Chet Borgida	Director	March 2, 2011
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 2, 2011
/s/ ESPY PRICE Espy Price	Director	March 2, 2011
/s/ JAMES MCCONNELL James McConnell	Director	March 2, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 2, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 2, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 2, 2011

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2010	2009
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$11,092	$17,238
Accounts receivable—trade, net	12,512	11,104
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $84 in 2010 and $79 in 2009)	110	97
Derivative financial instruments	—	421
Other current assets	1,040	600

Total current assets	24,754	29,460
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $25,732 and $27,976 as of December 31, 2010 and 2009)	231,746	224,552
Property and equipment—at cost, net	10,817	1,435
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $756 in 2010 and $710 in 2009)	987	875
Derivative financial instruments	392	—
Other assets	3,900	4,097

Total other assets	247,842	230,959

	$272,596	$260,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$3,631	$1,051
Accounts payable and accrued expenses	24,414	17,149
Derivative financial instruments	9,625	—

Total current liabilities	37,670	18,200
Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	12,663	11,277
Derivative financial instruments	603	10,798
Line of credit	69,500	89,900

	84,252	113,461
Commitments and contingencies (Note F)
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding, 10,703 shares in 2010 and 98,112 shares in 2009 (aggregate liquidation preference $128 in 2010 and $1,177 in 2009)	128	1,179
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 71,338,149 shares in 2010 and 70,651,160 shares in 2009	7	7
Additional paid-in capital	463,326	460,787
Accumulated deficit	(312,217)	(332,600)
Accumulated other comprehensive income, net of applicable income taxes of $103 in 2010 and $74 in 2009	158	113

	151,402	129,486
Less common stock in Treasury—at cost; 632,250 shares in 2010 and 2009	728	728

Total Stockholders' Equity	150,674	128,758

	$272,596	$260,419

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2010	2009	2008
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$88,275	$63,402	$108,032
Operating Expenses
Lease operating expenses	28,845	27,097	31,062
Depreciation, depletion and amortization	21,993	20,617	23,977
Impairment	—	—	275,684
General and administrative	15,358	12,641	14,722

Total operating expenses	66,196	60,355	345,445

Income (loss) from operations	22,079	3,047	(237,413)
Other income (expense)
Interest and other income	247	177	1,022
Interest expense	(3,500)	(5,910)	(5,293)
Gain (loss) on derivative financial instruments	1,528	(10,973)	—
Net gain on investments	—	3	98

Total other expense	(1,725)	(16,703)	(4,173)

Income (loss) before provision for income taxes	20,354	(13,656)	(241,586)
Deferred income tax expense (benefit)	(29)	63	(29)

Net income (loss)	20,383	(13,719)	(241,557)
Less dividends and accretion on preferred shares	18	96	98

Net income (loss) applicable to common stockholders	$20,365	$(13,815)	$(241,655)

Basic and diluted income (loss) per common share—Basic	$0.29	$(0.23)	$(4.17)
Basic and diluted income (loss) per common share—Diluted	$0.29	$(0.23)	$(4.17)
Weighted average common shares outstanding—Basic	70,382,517	60,492,900	58,000,166
Weighted average common shares outstanding—Diluted	71,429,110	60,492,900	58,000,166

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2010, 2009 and 2008

	Preferred stock		Common stock
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 1, 2008	224	$2,688	58,192	$6	$424,722	$(77,324)	$165	$(728)	$349,529
Proceeds from short swing sale of stock	—	—	—	—	92	—	—	—	92
Shares issued from exercise of options	—	—	615	—	2,942	—	—	—	2,942
Shares issued from vesting of restricted stock	—	—	19	—	—	—	—	—	—
Repurchase of preferred stock	(126)	(1,515)	—	—	—	—	—	—	(1,515)
Dividends declared on preferred stock	—	—	—	—	(94)	—	—	—	(94)
Stock based compensation	—	—	—	—	2,585	—	—	—	2,585
Accretion of preferred stock to redemption value	—	4	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(241,557)	—	—	(241,557)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	43	—	43

Total comprehensive loss									(241,514)

Balance at December 31, 2008	98	$1,177	58,826	$6	$430,243	$(318,881)	$208	$(728)	$112,025

Issuance of common stock, net of offering costs	—	—	11,775	1	28,720	—	—	—	28,721
Shares issued from vesting of restricted stock	—	—	50	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(94)	—	—	—	(94)
Stock based compensation	—	—	—	—	1,920	—	—	—	1,920
Accretion of preferred stock to redemption value	—	2	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(13,719)	—	—	(13,719)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(95)	—	(95)

Total comprehensive loss									(13,814)

Balance at December 31, 2009	98	$1,179	70,651	$7	$460,787	$(332,600)	$113	$(728)	$128,758

Shares issued from exercise of options	—	—	250	—	128	—	—	—	128
Shares issued from vesting of restricted stock	—	—	437	—	—	—	—	—	—
Repurchase of preferred stock	(87)	(1,051)	—	—	—	—	—	—	(1,051)
Dividends declared on preferred stock	—	—	—	—	(18)	—	—	—	(18)
Stock based compensation	—	—	—	—	2,429	—	—	—	2,429
Net income	—	—	—	—	—	20,383	—	—	20,383
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	45	—	45

Total comprehensive income									20,428

Balance at December 31, 2010	11	$128	71,338	$7	$463,326	$(312,217)	$158	$(728)	$150,674

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$20,383	$(13,719)	$(241,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(51)	(49)	(52)
Amortization and write-off of deferred debt offering costs	199	213	161
Gain on sale of U.S. Treasury bonds—available for sale	—	(3)	(98)
Depreciation, depletion, amortization and impairment	21,993	20,617	299,661
Deferred tax expense (benefit)	(29)	63	(29)
Loss (gain) on derivative financial instruments	(540)	10,377	—
Stock option expense	2,429	1,920	2,585
Change in assets and liabilities:
Increase in accounts receivable—trade	(1,121)	(1,160)	(1,424)
Decrease (increase) in other assets	(443)	130	1,319
Increase in accounts payable and accruals	3,221	2,844	1,448
Increase (decrease) in other long term liabilities	(720)	1,277	—

Net cash provided by operating activities	45,321	22,510	62,014
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(23,380)	(40,695)	(111,627)
Purchases of property and equipment	(5,702)	(43)	(264)
Proceeds from U.S. Treasury bonds—available for sale	—	16	445

Net cash used in investing activities	(29,082)	(40,722)	(111,446)
Cash flows from financing activities:
Proceeds from line of credit	—	7,032	66,248
Payments on long-term debt	(21,462)	(29,991)	(911)
Issuance of common stock, net	128	28,721	2,942
Proceeds from short swing sale of stock	—	—	92
Repurchase of preferred stock, net	(1,051)	—	(2,066)

Net cash provided by (used in) financing activities	(22,385)	5,762	66,305

Net increase (decrease) in cash and cash equivalents	(6,146)	(12,450)	16,873
Cash and cash equivalents at beginning of year	17,238	29,688	12,815

Cash and cash equivalents at end of year	$11,092	$17,238	$29,688

Supplemental disclosure of cash flow information
Cash paid for interest	$3,269	$6,210	$4,585
Noncash investing and financing activities:
Accrued preferred stock dividend	$18	$337	$243
Change in accounts payable relating to oil and gas property	3,518	(35,405)	14,281
Note payable on purchase of property and equipment	3,500	—	—
Increase (decrease) in asset retirement liability	1,428	158	2,474

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

  Principles of Consolidation

        The consolidated financial statements include accounts of the Company, its wholly-owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Warren Management Corp., Warren Resources of California, Inc, Warren Energy Services LLC and Warren E&P, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. The Company recorded a $272 million ceiling limitation impairment charge for the year ended December 31, 2008. There was no impairment charge in 2010 or 2009.

        The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred, the portion of the carrying cost in excess of the current value is transferred to costs subject to amortization.

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up, by the

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

purchaser. For 2010, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 55% and 33%, respectively, of total oil and natural gas sold in 2010. For 2009, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 59% and 28%, respectively, of total oil and natural gas sold in 2009. For 2008, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 67% and 19%, respectively, of total oil and natural gas sold in 2008.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that exceed federally insured limits. At December 31, 2010, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2010 and 2009, the Company has an allowance of $125,000 and $100,000 for doubtful accounts, respectively.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1.5 million and $1.5 million, net of accumulated amortization of $879 thousand and $680 thousand, included in other assets at December 31, 2010 and 2009, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds. Preferred stock is accreted to its liquidation value over seven years from the date of issuance.

  Income Taxes

        Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management's opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. Only tax positions that meet the more-likely-than-not recognition threshold are recorded.

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

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula to estimate the fair value of stock based compensation expense at the grant date related to stock options issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $2.4 million, $1.9 million and $2.6 million in compensation expense, respectively, related to stock option plans and restricted stock.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2010, 2009 and 2008, respectively: No expected dividends, weighted average volatility of 78%, 70%, and 48%, risk-free interest rates of 1.60%, 1.54%, and 2.06% and expected lives of 3.5 years for incentive options issued in 2010, 2009 and 2008. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2010, 2009 and 2008 were $1.33, $0.28, and $4.20, respectively.

  Accounting for Long-Lived Assets

        The Company reviews property and equipment for impairment whenever indicators of impairment are present to determine if the carrying amounts exceed the estimated future net cash flows to be realized. Impairment losses are recognized based on the estimated fair value of the asset.

  Derivative financial instruments

        The Company has entered into several crude oil and natural gas hedges in order to minimize any effect of a downturn in oil and gas prices and protect profitability. These derivative financial instruments are carried on the balance sheet at fair value. If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company has elected not to designate its derivatives as fair value or cash flow hedges (Note I). Gains and losses resulting from changes in the fair value of the non-designated hedges are recognized in earnings.

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2010	2009
	(in thousands)
Drilling rig (not placed in service)	$9,616	$—
Equipment	1,543	1,542
Automobiles and trucks	654	624
Furniture and fixtures	418	413
Land and buildings	872	826
Office equipment	1,361	1,349

	14,464	4,754
Less accumulated depreciation and amortization	3,647	3,319

	$10,817	$1,435

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

        For the year ended December 31, 2010, diluted weighted average common shares outstanding includes in the money employee stock options of 1,046,950.

	Year ended December 31,
	2010	2009	2008
Weighted average shares outstanding—basic	70,382,517	67,492,900	58,000,166
Incremental shares issuable from dilutive stock options	1,046,593	—	—

Weighted average shares outstanding—diluted	71,429,110	67,492,900	58,000,166

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2010	2009	2008
Employee stock options	2,208,666	3,419,040	2,477,715
Convertible debentures	47,170	47,170	47,885
Preferred stock	5,352	49,056	49,056
Warrants	—	52,038	2,668,108
Restricted Stock	28,373	81,113	131,392

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2010, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $35.00 to $50.00 (Note C).

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

December 31, 2010, 2009 and 2008

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

	December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$8,689	$8,604
Liabilities incurred in current year	106	—
Liabilities settled in current year	(720)	(858)
Accretion expense	820	785
Revisions in estimated cash flows	1,322	158

Carrying amount	$10,217	$8,689

  Recently Issued Accounting Pronouncements

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        In January 2010, the Financial Accounting Standards Board ("FASB") issued new guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have any effect on the financial statements.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2010	2009
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.7 million and $1.7, respectively
Amortized cost	$839	$788
Gross unrealized gains	258	184

Estimated fair value	$1,097	$972

        During 2010, 2009, and 2008, the Company recognized approximately $0, $3 thousand and $98 thousand, respectively, of realized gains from its investments in trading and available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the release of such securities due to the release of the Company's obligation related to securing its commitment under certain repurchase agreements and debentures (Notes C & F).

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2010 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	444	597
Due after ten years	395	500

Total	$839	$1,097

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE C—LONG-TERM LIABILITIES

	2010	2009
	(in thousands)
Debentures consist of the following at December 31:
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2010 and 2009, principal collateralized by $850 thousand and $850 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020.(1)	$850	$850
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2010 and 2009, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022.(1)	801	801

	1,651	1,651
Less current maturities	165	165

Long-term portion	$1,486	$1,486

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

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices which generally increase over the term of the Debentures and range from approximately $35.00 to $50.00. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2010	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$850	$35.00	24,285
Secured Convertible 12% Debentures	December 31, 2022	801	35.00	22,885

		$1,651		47,170

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE C—LONG-TERM LIABILITIES (Continued)

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2010, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2011	$165
2012	149
2013	134
2014	120
2015	108
Thereafter	975

$1,651

        Long-term liabilities, excluding derivative financial instruments consist of the following at December 31:

	2010	2009
	(in thousands)
Line of Credit	$69,500	$89,900
Debentures	1,651	1,651
Debt collateralized by treasury stock	245	374
Asset retirement obligations	10,217	8,689
Litigation allowance	3,100	3,100
Drilling rig obligation	2,567	—

	87,280	103,714
Less current maturities	3,631	1,051

Long-term portion	$83,649	$102,663

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note. The Company discounted the note at 10% and the outstanding balance at December 31, 2010 and 2009 was approximately $245 thousand and $374 thousand, respectively, net of discount of approximately $22 thousand and $54 thousand, which is included in other long-term liabilities. The note requires monthly payments of $13 thousand until August 2012 and is collateralized by treasury stock. In the event of default as defined by the agreement, the only remedy by the note holder will be the issuance of the common stock. During 2010, the Company acquired a drilling rig for a purchase price of $7 million. The Company paid $3.5 million at closing and executed a non-interest bearing secured note for the remaining $3.5 million, payable in fifteen equal monthly payments commencing September 2010.

        On November 16, 2006, the Company entered into a five year, $150 million credit agreement with JPMorgan Chase Bank. On November 19, 2007, the Company entered into an Amended and Restated Credit Agreement with Merrill Lynch Capital ("the Lender"). The Merrill Lynch Credit Agreement

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE C—LONG-TERM LIABILITIES (Continued)

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

        Depending on the current level of Borrowing Base usage, the annual interest rate on each base rate borrowing will be at the Borrower's option: a) a "Base Rate Loan", or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate" plus the applicable "Base Rate Margin", calculated to be the higher of (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin", that ranges from 2.75% to 3.50%. As of December 31, 2010, the weighted average interest rate on the credit line was 3.4%. Interest is payable quarterly.

        The Company is subject to certain covenants under the terms of the Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio (including unused borrowing base in current assets as defined in the Credit Facility), of 1.0 to 1.0; and (2) a minimum interest coverage ratio (Consolidated EBITDAX to interest expense, as defined in the Credit Facility) of not less than 2.5 to 1.0. As of December 31, 2010, the Company had borrowed $69.5 million under the Credit Facility and was in compliance with all covenants.

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

        During 2010, the Company issued 249,671 shares of common stock to individuals who exercised options at an exercise price of $0.51 per share. During 2008, the Company issued 614,535 shares of

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

common stock to individuals who exercised options at exercise prices ranging from $4 to $10.51 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $59 thousand ($4.32 per share) and $337 thousand ($3.36 per share) were accrued at December 31, 2010 and 2009, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2010, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2010. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

        During 2010, the Company redeemed 87,409 shares of preferred stock plus accrued dividends, at a cost of approximately $1.3 million. During 2008, the Company redeemed 126,258 shares of preferred stock plus accrued dividends, at a cost of approximately $1.7 million.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2010:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	1,069,965	$8.83	68,895
2001 Stock Incentive Plan	2,500,000	1,126,027	$5.19	85,196
2001 Key Employee Stock Incentive Plan	2,500,000	1,334,084	$1.41	76,709
2010 Stock Incentive Plan	6,950,000	40,000	$3.08	6,910,000
Total	13,925,000	3,570,076	$4.85	7,140,800

        During 2010, the Board of Directors approved and the Company issued 1,098,500 stock options to officers and employees of the Company exercisable at prices ranging from $2.42 to $3.08 per share and 533,437 shares of restricted stock. During 2009, the Board of Directors approved and the Company issued 1,619,874 stock options to officers and employees of the Company exercisable at prices ranging from $0.51 to $2.06 per share. During 2008, the Board of Directors approved and the Company issued 470,250 stock options to officers and employees of the Company exercisable at prices ranging from $10.79 to $13.46 per share and 112,857 shares of restricted stock. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2010, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2007	2,775,750	$8.88
Issued	470,250	$11.30
Exercised	(614,535)	$4.79
Expired	—
Forfeited	(153,750)	$12.15

Options outstanding—December 31, 2008	2,477,715	$10.15
Issued	1,619,874	$0.56
Exercised	—
Expired	(496,800)	$7.00
Forfeited	(181,749)	$10.96

Options outstanding—December 31, 2009	3,419,040	$6.02
Issued	1,098,500	$2.44
Exercised	(249,671)	$0.51
Expired	(624,000)	$9.08
Forfeited	(102,166)	$4.71

Options outstanding—December 31, 2010	3,541,703	$4.80

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2010.

Exercise Price	Options Outstanding at Year End	Weighted Average Remaining Life (In Years)	Options Exercisable at Year End
$0.51	1,284,659	3.18	273,328
$2.06	48,378	3.39	16,126
$2.42	1,026,000	4.18	—
$3.08	40,000	4.38	—
$10.51	341,166	1.19	341,166
$10.79	20,000	2.59	13,333
$11.15	330,750	2.18	223,834
$12.53	50,000	0.87	50,000
$12.62	15,000	1.47	15,000
$12.99	20,000	1.38	20,000
$13.10	5,000	2.31	3,333
$13.51	30,000	1.27	30,000
$13.85	315,750	0.22	315,750
$14.40	15,000	1.78	15,000

Total	3,541,703	2.86	1,316,870

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	3,541,703	$4.80	2.86	$7,483

Exercisable at December 31, 2010	1,316,870	$9.50	1.80	$1,136

        The total intrinsic value of options exercised during the year ended December 31, 2010 and 2008 was $0.7 million and $5.2 million. There were no option exercises in 2009.

        As of December 31, 2010 there was $1.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2010 and 2008 was $0.1 million and $2.9 million. We issue new shares of common stock to settle option exercises. No options were exercised in 2009.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2010 and 2009 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	131,392	$10.96
Granted	—	—
Vested	(50,279)	10.90
Forfeited	—	—

Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(581,439)	3.15
Forfeited	(4,738)	6.97

Outstanding at December 31, 2010	28,373	$11.15

        Restricted stock awards for executive officers and employees generally vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted shares was $43,000 which is expected to be recognized over a weighted average period of approximately 0.2 years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's warrants issued as of December 31, 2010, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding—December 31, 2007	2,803,351	$11.17
Issued	—
Exercised	—
Expired	(135,243)	$10.00
Forfeited	—

Warrants outstanding—December 31, 2008	2,668,108	$11.23
Issued	—
Exercised	—
Expired	(2,616,070)	$11.25
Forfeited	—

Warrants outstanding—December 31, 2009	52,038	$10.24
Issued	—
Exercised	—
Expired	(52,038)	$10.24
Forfeited	—

Warrants outstanding—December 31, 2010	—	—

        The total intrinsic value of warrants outstanding at December 31, 2010 and 2009 was zero.

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2010	2009	2008
	(in thousands)
Income taxes at federal statutory rate(a)	$6,920	$(4,697)	$(84,555)
Change in valuation allowance	(8,267)	16,497	109,085
Nondeductible expenses	91	50	874
Deductions for the exercise of stock options	—	—	(1,807)
State income taxes net of federal benefit	1,221	(829)	(9,422)
Other	6	(10,958)	(14,204)

	$(29)	$63	$(29)

(a)
34% for 2010, 34% for 2009 and 35% for 2008.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities are as follows as of December 31:

	2010	2009
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$88,008	$79,390
Oil and gas properties and tangible equipment	52,001	73,056
Stock option expense	2,595	2,671
Unrealized loss on derivatives	4,276	—
Other	314	314

	147,194	155,431
Less valuation allowance	147,091	155,358

Total deferred tax asset	103	73

Deferred tax liabilities relating to:
Net unrealized gain on investments	103	73

Total deferred tax liability	103	73

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance increased (decreased) by approximately ($8 million), $16 million and $109 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $220 million, of which approximately $1 million will expire in 2012, with the remaining $219 million to expire in years 2018 through 2029.

        The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. Only tax positions that meet the more-likely-than-not recognition threshold are recorded.

NOTE F—COMMITMENTS AND CONTINGENCIES

  General Commitments

        The Company has entered into various commitments and operating agreements related to development and production of certain oil and gas properties. It is management's belief that such commitments, as stated below, will be met without significant adverse impact to the Company's financial position or results of operations.

        The Company has entered into employment agreements with certain key executives. Under the terms of these agreements, certain executives are entitled to termination compensation equal to at least two years annual salary if terminated without cause or in the event of a change in control. At

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2010, the maximum termination compensation for all executives is approximately $2.6 million.

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2010 and 2009, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.7 million and $1.7 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.1 million and $1.0 million, respectively (see Note B).

  Leases

        The Company leases corporate office space in New York City, which expires in March 2013. The Company's oil and gas administrative office in Casper, Wyoming occupies 5,554 square feet under a lease which expires in July 2012. The Company leases office space in Roswell, New Mexico, which expires in May 2013. The Company leases office space in Long Beach, California which expires in April 2015.

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2010, are as follows:

(in thousands)
Year ending December 31:
2011	$648
2012	617
2013	302
2014	208
2015	69
Thereafter	—

$1,844

        Rent expense under these leases was approximately $728 thousand, $700 thousand and $658 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

  Legal Proceedings

        In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham's Motion for Summary Judgment for restitution in the amount of

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

$1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. We filed our Notice of Appeal with the Frio County District Court on or about June 24, 2010. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010. We are in the process of preparing and filing our brief with the El Paso Court of Appeals, which is due on March 13, 2011. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

        The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. On October 1, 2006, the Company changed its matching policy to contribute up to 100% of the participant's contribution, up to federally allowed limits. On January 1, 2009, the Company changed to a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vests immediately. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $173 thousand, $137 thousand and $485 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        U.S Treasury Bonds—Available-For-Sale Securities.    The fair values are based upon quoted market prices for those or similar investments and are reported on the Consolidated Balance Sheets at fair value.

        Collateral Security Agreement Account (included in other non-current assets).    The balance sheet carrying amount approximates fair value, as it earns a market rate.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Fixed Rate Debentures:    Fair values of fixed rate convertible debentures were calculated using interest rates in effect as of year end for similar instruments with the other terms unchanged.

        Other Long-Term Liabilities.    The carrying amount approximates fair value due the current rates offered to the Company for long-term liabilities of the same remaining maturities.

        Drilling Rig Obligation.    The carrying amount approximates fair value due to the short term of this obligation.

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2010		2009
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	$3,160	$3,160	$3,158	$3,158
Financial liabilities
Fixed rate debentures	$1,901	$1,651	$1,760	$1,651
Other long-term liabilities	245	245	373	373
Drilling rig obligation	2,567	2,567	—	—
Line of credit	69,500	69,500	89,900	89,900

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

December 31, 2010, 2009 and 2008

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

December 31, 2010	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,097	$—	$—	$1,097
Commodity derivatives	$—	$392	$—	$392

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,228	$—	$10,228

December 31, 2009	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$972	$—	$—	$972
Commodity derivatives	$—	$421	$—	$421

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,798	$—	$10,798

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS

        To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management's view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps, long and short calls and costless collars. However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the open financial derivative positions as of December 31, 2010 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Swap	04/01/11 - 06/30/11	4,000 Mcf/d	$4.38
Natural Gas	Swap	03/01/09 - 02/28/11	3,000 Mcf/d	$6.02
Crude Oil	Costless Collar	01/01/12 - 12/31/12	500 Bbl/d	$70.00 - $106.50
Crude Oil	Costless Collar	01/01/11 - 12/31/11	700 Bbl/d	$70.00 - $101.00
Natural Gas	Costless Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Costless Collar	01/01/11 - 03/31/11	3,600 Mcf/d	$4.00 - $4.93
Natural Gas	Costless Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Crude Oil	Swap	01/01/11 - 12/31/11	840 Bbl/d	$61.80
Crude Oil	Short Call	01/01/11 - 01/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	04/01/11 - 04/30/11	833 Bbl/d	$80.00*
Crude Oil	Short Call	04/01/11 - 04/30/11	833 Bbl/d	$100.00*
Crude Oil	Long Call	07/01/11 - 07/31/11	806 Bbl/d	$80.00*
Crude Oil	Short Call	07/01/11 - 07/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	10/01/11 - 10/31/11	806 Bbl/d	$80.00*
Crude Oil	Short Call	10/01/11 - 10/31/11	806 Bbl/d	$100.00*
Crude Oil	Long Call	01/01/12 - 01/31/12	806 Bbl/d	$80.00*
Differential	Swap	04/01/11 - 11/30/11	2,500 Mcf/d	($0.71)**
Differential	Swap	01/01/11 - 12/31/11	6,716 Mcf/d	($0.44)**
Differential	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	($0.51)**

*
The Company paid $685,000 in net premiums for these calls.

**
This represents a differential spread between NYMEX and CIG pricing.

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance
	2010	2009
	(in thousands)
Realized cash settlements on hedges	$2,745	$(1,501)
Unrealized gain (loss) on hedges	(1,217)	(9,472)

Total	$1,528	$(10,973)

        In May 2010, the Company repurchased 385 Bbld (approximately 141,000 Bbls in total) under our 2011 $61.80 price swap for $2 million, which is included in realized cash settlements in gain (loss) on derivative financial instruments.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
December 31, 2010	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Non-current	(92)
Commodity—Oil	Non-current	484

Total derivatives not designated as hedging instruments		$392

	Derivative Liabilities
December 31, 2010	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	72
Commodity—Oil	current	(9,697)
Commodity—Oil	Non-current	(603)

Total derivatives not designated as hedging instruments		$(10,228)

	Derivative Assets
December 31, 2009	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	1,239
Commodity—Oil	current	(818)

Total derivatives not designated as hedging instruments		$421

	Derivative Liabilities
	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Non-current	(120)
Commodity—Oil	Non-current	(10,678)

Total derivatives not designated as hedging instruments		$(10,798)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2010	2009	2008
	(in thousands)
Property acquisition—unproved	$—	$—	$—
Property acquisition—proved	1,685	14	86
Exploration costs	204	318	673
Development costs	26,220	3,995	127,622

	$28,109	$4,327	$128,381

        Asset retirement cost included in oil and gas property costs increased by approximately $1.4 million in 2010, increased by $0.2 million in 2009 and increased by approximately $2.5 million in 2008.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2010	2009
	(in thousands)
Unproved oil and gas properties	$25,732	$27,976
Proved oil and gas properties	582,458	552,175

	608,190	580,151
Less accumulated depreciation, depletion, amortization and impairment expense	376,444	355,599

	$231,746	$224,552

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2010	2009	2008
	(in thousands)
Revenues	$88,275	$63,402	$108,032
Production costs	(28,845)	(27,097)	(31,062)
Accretion of asset retirement obligation	(820)	(785)	(549)
Impairment of oil and gas properties	—	—	(272,254)
Depreciation, depletion, amortization	(20,265)	(18,707)	(22,413)

Income (loss) from oil and gas producing activities	$38,345	$16,813	$(218,246)

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2010:

	Costs incurred in
	Fiscal year 2010	Fiscal year 2009	Fiscal year 2008	Prior to 2008	Total
	(in thousands)
Acquisition costs	$—	$—	$—	$834	$834
Exploration costs	—	—	—	—	—
Development costs(1)	266	860	8,570	15,202	24,898
Capitalized interest	—	—	—	—	—

Total oil and gas properties not subject to amortization	$266	$860	$8,570	$16,036	$25,732

(1)
The Company's development costs primarily reflect investment in well cellars and facilities in its Wilmington oil field to facilitate the development of future oil wells. These costs will be allocated to future wells drilled, the majority of these wells are expected to be drilling during the next five to eight years.

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED)

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

        The standardized measure of discounted future net cash flows for 2008 was computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

basis of the properties and available credits, and assuming continuation of existing economic conditions. The standardized measure of discounted future net cash flows for 2010 and 2009, were computed by applying 12-month average prices for oil and gas during these years. The estimated future net cash flows are then discounted using a rate of 10%.

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by Williamson Petroleum Consultants, Inc., our independent petroleum engineers.

Summary of Changes in Proved Reserves

	Year ended December 31,
	2010		2009		2008
	Mbbls	Mmcf	Mbbls	Mmcf	Mbbls		Mmcf
Proved reserves
Beginning of year	10,221	62,900	9,414	72,825	53,110		37,768
Purchase of reserves in place	—	3,037	—	—
Discoveries and extensions	658	—	—	8,380	—		40,265
Revisions of previous estimates	340	6,915	1,760	(14,420)	(42,685	)(a)	(2,278)
Production	(969)	(4,652)	(953)	(3,885)	(1,011)		(2,930)

End of year	10,250	68,200	10,221	62,900	9,414		72,825

Proved developed reserves
Beginning of year	7,933	49,868	6,498	52,762	11,202		21,852
End of year	7,518	49,300	7,933	49,868	6,498		52,762
Proved undeveloped reserves
Beginning of year	2,288	13,032	2,916	20,063	41,908		15,916
End of year	2,732	18,900	2,288	13,032	2,916		20,063

(a)
Due to a significant decrease in oil prices at December 31, 2008, a majority of the Company's proved undeveloped locations in the WTU and NWU facility were deemed non economic at year end.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2010	2009	2008
	(Amounts in thousands)
Future cash inflows	$1,033,221	$757,883	$659,687
Future production costs and taxes	(466,507)	(326,130)	(322,434)
Future development costs	(84,606)	(21,314)	(24,733)
Future income tax expenses	—	—	—

Net future cash flows	482,108	410,439	312,520
Discounted at 10% for estimated timing of cash flows	(194,479)	(169,147)	(118,532)

Standardized measure of discounted future net cash flows	$287,629	$241,292	$193,988

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Sales, net of production costs and taxes	$(59,430)	$(36,305)	$(76,971)
Discoveries and extensions	15,994	6,915	60,858
Purchases of reserves in place	721	—	—
Changes in prices and production costs	119,779	60,117	(656,236)
Revisions of quantity estimates	17,619	16,546	(447,790)
Development costs incurred	5,544	1,248	76,287
Net changes in development costs	(68,497)	(16,258)	80,457
Interest factor—accretion of discount	24,129	19,399	107,961
Net change in income taxes	—	—	260,462
Changes in production rates (timing) and other	(9,523)	(4,358)	(30,191)

Net (decrease) increase	46,336	47,304	(625,163)
Balance at beginning of year	241,292	193,988	819,151

Balance at end of year	$287,628	$241,292	$193,988

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2010 and 2009 and current sales prices for 2008, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2010, 2009 and 2008 were $73.30, $54.33 and $32.92 per Bbl and $4.13, $3.22 and $4.80 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties through December 31, 2014 are $84.6 million.

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

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are as follows:

	2010
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$21,589	$20,982	$23,117	$22,587	$88,275
Gross profit	14,358	14,248	15,451	15,373	59,430
Net income	7,186	8,563	4,320	314	20,383
Net income applicable to common stockholders	7,175	8,560	4,317	313	20,365
Earnings per share Basic and diluted	$0.10	$0.12	$0.06	$0.00	$0.29

	2009
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$11,547	$15,219	$16,439	$20,197	$63,402
Net income (loss)	(6,554)	(9,170)	2,193	(188)	(13,719)
Gross profit	2,748	9,814	10,668	13,075	36,305
Net income(loss) applicable to common stockholders	(6,578)	(9,194)	2,169	(212)	(13,815)
Earnings (loss) per share Basic and diluted	$(0.11)	$(0.16)	$0.04	$(0.00)	$(0.23)

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year. Gross profit represents oil and gas revenues less lease operating expenses.

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2010

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
10.28	(21)*	2010 Stock Incentive Plan
11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

Exhibit No.		Description
14	(5)	Code of Ethics for Senior Financial Officers
21.1	(10)	Subsidiaries of the Registrant
23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer
23.2	†	Consent of Grant Thornton LLP
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	†	Certification of CEO and CFO pursuant to Section 1350
99.1	†	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

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

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(21)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

†
Filed herewith.