Form 10-Q
period 2011-03-31
WARREN RESOURCES INC
filed 2011-05-04
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The aggregate number of Registrant’s outstanding shares on May 3, 2011 was 71,419,977 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$9,191	$11,092
Accounts receivable — trade	12,618	12,512
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	110	110
Other current assets	1,919	1,040

Total current assets	23,838	24,754

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $25,810 and $25,732 as of March 31, 2011 and December 31, 2010)	228,845	231,746
Property and equipment—at cost, net	14,392	10,817
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	988	987
Derivative financial instruments	335	392
Other assets	3,848	3,900

Total other assets	248,408	247,842
	$272,246	$272,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,860	$3,631
Accounts payable and accruals	21,269	24,414
Derivative financial instruments	12,370	9,625

Total current liabilities	36,499	37,670

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	12,814	12,663
Derivative financial instruments	1,444	603
Line of credit	69,500	69,500

	85,244	84,252

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares and 10,703 in 2011 and 2010, respectively (aggregate liquidation preference $128 in 2011 and $128 in 2010)	128	128
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 71,419,977 shares in 2011 and 71,338,149 shares in 2010	7	7
Additional paid-in-capital	463,740	463,326
Accumulated deficit	(312,794)	(312,217)
Accumulated other comprehensive income, net of applicable income taxes of $98 in 2011 and $103 in 2010	150	158
	151,231	151,402

Less common stock in Treasury—at cost; 632,250 shares in 2011 and 2010	728	728
Total stockholders’ equity	150,503	150,674
	$272,246	$272,596

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2011	2010
Operating revenues
Oil and gas sales	$23,180	$21,589

Operating expenses
Lease operating expense and taxes	7,735	7,231
Depreciation, depletion and amortization	6,129	4,783
General and administrative	3,563	3,452

Total operating expenses	17,427	15,466

Income from operations	5,753	6,123

Other income (expense)
Interest and other income	19	38
Interest expense	(571)	(872)
Gain (loss) on derivative financial instruments	(5,772)	1,894

Total other income (expense)	(6,324)	1,060

Income (loss) before taxes	(571)	7,183

Deferred income tax expense (benefit)	5	(3)

Net income (loss)	(576)	7,186

Less dividends and accretion on preferred shares	3	11

Net income (loss) applicable to common stockholders	$(579)	$7,175

Earnings (loss) per share — Basic	$(0.01)	$0.10
Earnings (loss) per share — Diluted	$(0.01)	$0.10

Weighted average common shares outstanding — Basic	70,741,785	70,083,641
Weighted average common shares outstanding — Diluted	70,741,785	71,204,846

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	(in thousands)
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(576)	$7,186
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(13)	(12)
Amortization of deferred offering costs	52	43
Depreciation, depletion and amortization	6,129	4,783
Change in fair value of derivative financial instruments	3,643	(2,452)
Stock option expense	358	732
Deferred tax expense (benefit)	5	(3)
Change in assets and liabilities:
Decrease in accounts receivable—trade	(623)	(815)
Decrease in other assets	(879)	(485)
Decrease in accounts payable and accruals	(337)	(989)
Decrease in other long-term liabilities	(92)	—

Net cash provided by operating activities	7,667	7,988

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(5,742)	(1,882)
Purchase of property and equipment	(3,150)	(6)

Net cash used in investing activities	(8,892)	(1,888)

Cash flows from financing activities:
Payments on long-term debt	(734)	(4,931)
Issuance of common stock, net	58	12
Repurchase of preferred stock, net	—	(642)

Net cash used in financing activities	(676)	(5,561)

Net increase (decrease) in cash and cash equivalents	(1,901)	539

Cash and cash equivalents at beginning of period	11,092	17,238

Cash and cash equivalents at end of period	$9,191	$17,777

Supplemental disclosure of cash flow information Cash paid for interest, net of amounts capitalized	$517	$849
Noncash investing and financing activities Accrued preferred stock dividend	3	11

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2011 and December 31, 2010, the consolidated results of operations for the three months ended March 31, 2011 and 2010 and consolidated cash flows for the three months ended March 31, 2011 and 2010. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2010. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 and $0.7 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	74.7%	77.8%
Risk-free interest rate	1.4%	1.6%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2010	3,541,703	$4.80
Granted	106,000	4.26
Exercised	(62,169)	0.94
Forfeited or expired	(318,917)	13.80
Outstanding at March 31, 2011	3,266,617	$3.97	2.93	$8,725

Exercisable at March 31, 2011	1,890,372	$5.47	2.83	$4,290

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 were approximately $240,000 and $45,000 respectively.

As of March 31, 2011 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which we expect to recognize over a weighted average period of 2.0 years.

Restricted Shares

Restricted share activity as of March 31, 2011 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2010	28,373	$11.15
Granted	630,437	4.22
Vested	(28,373)	11.15
Forfeited	—	—
Outstanding at March 31, 2011	630,437	$4.22

Restricted stock awards for executive officers and employees vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

NOTE C—STOCKHOLDERS’ EQUITY

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2011 and March 31, 2010 of 52,522 and 69,462 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 3,897,054 and 2,725,465 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $3.97 and $4.57 at March 31, 2011 and March 31, 2010, respectively. At March 31, 2011, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands, except for per share data)
Net earnings (loss) available to common shareholders	$(579)	$7,175

Weighted average shares outstanding - basic	70,741,785	70,083,641
Effect of dilutive securities — stock options	—	1,121,205
Effect of dilutive securities — preferred stock	—	—

Weighted average shares outstanding - diluted	70,741,785	71,204,846

Basic net earnings (loss) per share	$(0.01)	$0.10
Diluted net earnings (loss) per share	$(0.01)	$0.10

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2011	2010
	(in thousands)

Line of Credit	$69,500	$69,500
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	210	245
Asset retirement obligations	10,332	10,217
Litigation allowance	3,100	3,100
Drilling rig note payable	1,867	2,567
	86,660	87,280
Less current portion	2,860	3,631
Long-term portion	$83,800	$83,649

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. Credit line interest of approximately $0.1 million was accrued as of March 31, 2011. As of March 31, 2011, the Company has $69.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of March 31, 2011.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. As of March 31, 2011, the weighted average interest rate on the credit line was 3.5%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2011, there were no bond redemptions.

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

March 31,
2011
(in thousands)
Balance at beginning of period	$10,217
Liabilities incurred in current period	—
Liabilities settled in current period	(128)
Accretion expense	243
Balance at end of period	$10,332

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals.  Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010.  On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham requested an extension of time until May 16, 2011 to file its response to Warren’s brief, which extension was granted by the Court. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

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

Total comprehensive income for the periods is as follow:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net income (loss)	$(576)	$7,186
Financial assets
Holding gains (losses) on available for sale investments	(8)	4

Comprehensive income (loss)	$(584)	$7,190

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

Derivatives. The fair values are based upon observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs) and are reported on the Consolidated Balance Sheets at fair value.

	March 31, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral security account	$3,161	$3,161	$3,160	$3,160

Financial liabilities
Fixed rate debentures	$1,888	$1,651	$1,901	$1,651
Other long-term liabilities	210	210	245	245

Line of credit	69,500	69,500	69,500	69,500
Drilling rig obligation	1,867	1,867	2,567	2,567

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

March 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets

Restricted investments in US Treasury Bonds
— available for sale, at fair value	$1,098	$—	$—	$1,098
Commodity derivatives	$—	$335	$—	$335

	Level 1	Level 2	Level 3	Total
	(in thousands)

Liabilities

Commodity derivatives	$—	$13,814	$—	$13,814

December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets

Restricted investments in US Treasury Bonds
— available for sale, at fair value	$1,097	$—	$—	$1,097
Commodity derivatives	$—	$392	$—	$392

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,228	$—	$10,228

NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of swaps, calls and costless collars.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges for accounting purposes.

The following table summarizes the open financial derivative positions as of March 31, 2011, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	04/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Collar	04/01/11 - 12/31/11	700 Bbl/d	$70 - $101.00
Oil	Long Call	10/01/11 - 01/31/12	50,000 Bbl	$80.00
Oil	Short Call	07/01/11 - 10/31/11	50,000 Bbl	$100.00
Oil	Call	01/01/12 - 01/31/12	100,000 Bbl	$120.00 **
Oil	Collar	01/01/12 - 12/31/12	500 Bbl/d	$70 - $106.50
Oil	Call	01/01/12 - 01/31/12	50,000 Bbl	$125.00 **
Oil	Put	01/01/12 - 12/31/12	219,000 Bbl	$70.00 **
Natural Gas	Swap	09/01/11 - 09/30/11	4,000 Mcf/d	$4.56
Natural Gas	Swap	04/01/11 - 05/31/11	4,000 Mcf/d	$4.38
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Natural Gas	Collar	05/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas	Swap	04/01/11 - 11/30/11	2,500 Mcf/d	—$0.71*
Natural Gas	Swap	01/01/11 - 12/31/11	6,500 Mcf/d	—$0.44*
Natural Gas	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	—$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

**                                  The Company paid approximately $1,385,000 in net premiums for these contracts.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance	Amount of Gain (Loss) Recognized in Income for Derivatives not designated as Hedging Instruments under authoritative guidance
Hedging Instrument under authoritative guidance	Three months ended March 31, 2011 (in thousands)	Three months ended March 31, 2010 (in thousands)

Realized cash settlements on hedges	$(1,838)	$816
Unrealized gain (loss) on hedges	(3,934)	1,078
Total	$(5,772)	$1,894

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

March 31, 2011

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	$(58)
Commodity—Oil	Non-current	393
Total derivatives not designated as hedging instruments		$335

March 31, 2011

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	(322)
Commodity—Oil	current	(12,048)
Commodity—Oil	Non-current	(1,444)
Total derivatives not designated as hedging instruments		$(13,814)

December 31, 2010

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	(92)
Commodity—Oil	Non-current	484
Total derivatives not designated as hedging instruments		$392

December 31, 2010

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	72
Commodity—Oil	current	(9,697)
Commodity—Oil	Non-current	(603)
Total derivatives not designated as hedging instruments		$(10,228)

NOTE K — INCOME TAXES

The Company’s effective tax rate differs from the federal statutory tax rate due to changes in the valuation allowance on the Company’s net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2010 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2011, we owned oil and natural gas leasehold interests in approximately 135,870 gross, 73,190 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $1.9 million to $9.2 million during the three months ended March 31, 2011.  This resulted from cash provided from operating activities of $7.7 million offset by cash used in investing activities of $8.9 million and cash used in financing activities of $0.7 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in financing activities primarily represents paying down our outstanding debt on our recently acquired drilling rig.  Cash used in investing activities was primarily spent on oil and gas properties and equipment.

On August 26, 2010, Warren purchased an oil drilling rig for $7 million. The Company paid $3.5 million at closing and the balance will be payable in fifteen equal monthly installments, commencing September 30, 2010. This rig will be used to drill future oil wells on our California properties.  As of March 31, 2011, the Company has paid an additional $6 million to assemble and equip the drilling rig.  The rig is currently operational.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $50.5 million as of March 31, 2011.  The Company has not repaid any amounts under the Credit Facility during the first three months of 2011.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of March 31, 2011, the Company had borrowed $69.5 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the first quarter of 2011, the Company incurred $0.5 million of interest expense, net of amounts capitalized, under the Credit Facility of which approximately $0.1 million was accrued for as of March 31, 2011. The weighted average interest rate as of March 31, 2011, was 3.5%.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is scheduled to be redetermined in May 2011. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including a 2011 capital expenditure budget which is expected to be funded by primarily with discretionary cash flow, entered into price swap agreements, collars, puts, futures contracts and differential swap agreements for a portion of its 2011 and 2012 production to reduce price volatility and reductions in discretionary expenditures. As of March 31, 2011, approximately 50% of the Company’s oil and natural gas production are covered by price swaps, puts and collars. It is not anticipated that these percentages will not change significantly during the remainder of 2011. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first quarter of 2011, the Company had a net loss of $0.6 million (which included $3.9 million of unrealized losses on derivative financial instruments). This compares to the first quarter of 2010 when the Company had net income of $7.2 million (which included a $1.1 million unrealized gain on derivative financial instruments). At March 31, 2011, current assets were $12.7 million less than current liabilities. Currently, the Company has a borrowing base of $120 million and $69.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first quarter of 2011, our oil lease operating expenses were $21.77 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first quarter of 2011, our natural gas lease operating expenses were $2.70 per net mcf of gas produced.

At March 31, 2011, we had approximately 1.9 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.9 million outstanding vested options, 0.8 million had exercise prices above the closing market price $5.11 of our common stock on March 31, 2011.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.1 million at March 31, 2011.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of March 31, 2011	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$69,500	$—	$69,500	$—	$—
Bonds	1,651	165	282	229	975
Drilling rig note payable	1,867	1,867	—	—	—
Other Accounts Payable	226	160	66	—	—
Leases	1,682	648	808	226	—
Total	$74,926	$2,840	$70,656	$455	$975

*                 Does not include estimated interest of $2.9 million less than one year, $2.1 million 1-3 years, $0.4 million 3-5 years and $1.1 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Oil and gas sales. Revenue from oil and gas sales increased $1.6 million in the first quarter of 2011 to $23.2 million, a 7% increase compared to the same quarter in 2010.  This increase resulted from an increase in realized oil prices and production of natural gas.  The average realized price per barrel of oil for the three months ended March 31, 2011 and 2010 was $87.33 and $70.52, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2011 and 2010 was $4.15 and $5.50, respectively.  Net oil production for the three months ended March 31, 2011 and 2010 was 210 Mbbls and 223 Mbbls, respectively.  Net gas production for the three months ended March 31, 2011 and 2010 was 1.2 Bcf and 1.1 Bcf, respectively.

Lease operating expense. Lease operating expense increased 7% to $7.7 million ($19.07 per boe) for the first quarter of 2011 compared to $7.2 million ($18.02 per boe) in the comparable period of 2010. Primarily, this increase resulted from higher California property taxes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.3 million for the first quarter of 2011 to $6.1 million, a 28% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in the 2011 depletion rate.  The 2011 depletion rate increased to $15.11 per boe compared to $11.92 per boe in 2010.  The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs.

General and administrative expenses. General and administrative expenses increased $0.1 million in the first quarter of 2011 to $3.6 million, a 3% increase compared to the corresponding quarter last year.  This increase resulted from a $0.6 million incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2012 based upon reaching certain operational goals in our incentive compensation plan.  This increase was offset by a decrease in stock option expense.

Interest expense. Interest expense decreased 35% to $0.6 million in the first quarter of 2011 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility and interest capitalized of $0.2 million relating to our drilling rig.

Interest and other income. Interest and other income decreased $19 thousand in the first quarter of 2011 to $19 thousand, compared to the same quarter in 2010.

Gain (loss) on derivative financial instruments.  Derivative losses of $5.8 million were recorded during the first quarter of 2011. This amount reflects $1.8 million of realized losses and $3.9 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2010 Form 10-K includes a discussion of our critical accounting policies.

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

We have entered into several financial derivative swap contracts, calls and costless collars to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts.

The following table summarizes our open financial derivative positions as of May 3, 2011 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	04/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Collar	04/01/11 - 12/31/11	700 Bbl/d	$70 - $101.00
Oil	Long Call	10/01/11 - 01/31/12	50,000 Bbl	$80.00
Oil	Short Call	07/01/11 - 10/31/11	50,000 Bbl	$100.00
Oil	Call	01/01/12 - 01/31/12	100,000 Bbl	$120.00 **
Oil	Collar	01/01/12 - 12/31/12	500 Bbl/d	$70 - $106.50
Oil	Call	01/01/12 - 01/31/12	50,000 Bbl	$125.00 **
Oil	Put	01/01/12 - 12/31/12	219,000 Bbl	$70.00 **
Natural Gas	Swap	09/01/11 - 09/30/11	4,000 Mcf/d	$4.56
Natural Gas	Swap	04/01/11 - 05/31/11	4,000 Mcf/d	$4.38
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Natural Gas	Collar	05/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas	Swap	04/01/11 - 11/30/11	2,500 Mcf/d	—$0.71*
Natural Gas	Swap	01/01/11 - 12/31/11	6,500 Mcf/d	—$0.44*
Natural Gas	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	—$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

**                                  The Company paid approximately $1,385,000 in net premiums for these contracts.

Interest Rate Risk

At March 31, 2011, we had debt outstanding under our Credit Facility of $69.5 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation, environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2010 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our Registration Statement on Form S-3, and the prospectus supplement thereto, in connection with our public offering on October 23, 2009, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: May 4, 2011
/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer