Form 10-Q
period 2011-06-30
WARREN RESOURCES INC
filed 2011-08-09
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The aggregate number of Registrant’s outstanding shares on August 8, 2011 was 71,475,044 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
	(in thousands, except share
	and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$8,931	$11,092
Accounts receivable – trade	13,467	12,512
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	114	110
Other current assets	1,447	1,040

Total current assets	23,959	24,754

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $24,876 and $25,732 as of June 30, 2011 and December 31, 2010)	235,443	231,746
Property and equipment—at cost, net	15,210	10,817
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,027	987
Derivative financial instruments	243	392
Other assets	3,798	3,900

Total other assets	255,721	247,842
	$279,680	$272,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,093	$3,631
Accounts payable and accruals	26,913	24,414
Derivative financial instruments	6,073	9,625

Total current liabilities	35,079	37,670

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	13,035	12,663
Derivative financial instruments	644	603
Line of credit	69,500	69,500

	84,665	84,252

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares and 10,703 in 2011 and 2010, respectively (aggregate liquidation preference $128 in 2011 and $128 in 2010)	128	128
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 71,475,044 shares in 2011 and 71,338,149 shares in 2010	7	7
Additional paid-in-capital	464,124	463,326
Accumulated deficit	(303,763)	(312,217)
Accumulated other comprehensive income, net of applicable income taxes of $110 in 2011 and $103 in 2010	168	158
	160,664	151,402
Less common stock in Treasury—at cost; 632,250 shares in 2011 and 2010	728	728
Total stockholders’ equity	159,936	150,674
	$279,680	$272,596

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2011	2010	2011	2010
Operating revenues
Oil and gas sales	$26,893	$20,982	$50,073	$42,571

Operating expenses
Lease operating expense and taxes	8,706	6,734	16,441	13,966
Depreciation, depletion and amortization	6,849	5,141	12,978	9,923
General and administrative	3,599	4,161	7,163	7,613

Total operating expenses	19,154	16,036	36,582	31,502

Income from operations	7,739	4,946	13,491	11,069

Other income (expense)
Interest and other income	16	90	35	128
Interest expense	(774)	(881)	(1,344)	(1,753)
Gain (loss) on derivative financial instruments	2,037	4,368	(3,735)	6,262

Total other income (expense)	1,279	3,577	(5,044)	4,637

Income before taxes	9,018	8,523	8,447	15,706

Deferred income tax benefit	(12)	(40)	(7)	(43)

Net income	9,030	8,563	8,454	15,749

Less dividends and accretion on preferred shares	3	3	5	14

Net income applicable to common stockholders	$9,027	$8,560	$8,449	$15,735

Earnings per share – Basic	$0.13	$0.12	$0.12	$0.22
Earnings per share – Diluted	0.13	0.12	0.12	0.22

Weighted average common shares outstanding – Basic	70,815,871	70,364,154	70,779,033	70,224,672
Weighted average common shares outstanding – Diluted	72,041,688	71,468,623	72,107,056	71,293,378

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	(in thousands)
	2011	2010

Cash flows from operating activities:
Net income	$8,454	$15,749
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(27)	(25)
Amortization of deferred offering costs	103	95
Depreciation, depletion and amortization	12,978	9,923
Change in fair value of derivative financial instruments	(3,362)	(8,195)
Stock option expense	720	1,488
Deferred tax benefit	(7)	(43)
Change in assets and liabilities:
Increase in accounts receivable—trade	(1,049)	(697)
Increase decrease in other assets	(408)	(401)
Increase in accounts payable and accruals	2,740	102
Decrease in other long-term liabilities	(186)	(337)

Net cash provided by operating activities	19,956	17,659

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(15,548)	(11,129)
Purchase of property and equipment	(5,183)	(39)

Net cash used in investing activities	(20,731)	(11,168)

Cash flows from financing activities:
Payments on long-term debt	(1,469)	(7,462)
Issuance of common stock, net	83	80
Repurchase of preferred stock, net	—	(1,051)

Net cash used in financing activities	(1,386)	(8,433)

Net decrease in cash and cash equivalents	(2,161)	(1,942)

Cash and cash equivalents at beginning of period	11,092	17,238

Cash and cash equivalents at end of period	$8,931	$15,296

Supplemental disclosure of cash flow information Cash paid for interest, net of amounts capitalized	$1,248	$1,618
Noncash investing and financing activities Accrued preferred stock dividend	5	14

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2011 and December 31, 2010, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and consolidated cash flows for the six months ended June 30, 2011 and 2010. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2010. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 and $0.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and approximately $0.7 and $1.5 million for the six months ending June 30, 2011 and June 30, 2010 respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2011	2010
Dividend yield	0%	0%
Expected volatility	74.6%	77.8%
Risk-free interest rate	1.4%	1.6%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2010	3,541,703	$4.80
Granted	106,000	4.26
Exercised	(112,169)	0.75
Forfeited or expired	(379,699)	12.49
Outstanding at June 30, 2011	3,155,835	$4.00	2.69	$5,362

Exercisable at June 30, 2011	1,845,498	$5.48	2.20	$2,766

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 were approximately $385,000 and $406,000 respectively.

As of June 30, 2011 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.1 million, which we expect to recognize over a weighted average period of 1.8 years.

Restricted Shares

Restricted share activity as of June 30, 2011 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2010	28,373	$11.15
Granted	662,562	4.22
Vested	(36,248)	9.67
Forfeited	(25,308)	4.22
Outstanding at June 30, 2011	629,379	$4.22

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2011 and June 30, 2010 of 52,522 and 52,522 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 1,533,045 and 2,632,102 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the six months ended June 30, 2011 and 2010, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $4.00 and $4.70 at June 30, 2011 and June 31, 2010, respectively. At June 30, 2011, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except for per		(in thousands, except for per
	share data)		share data)

Net earnings available to common shareholders	$9,027	$8,560	$8,449	$15,735

Weighted average shares outstanding - basic	70,815,871	70,364,154	70,779,033	70,224,672
Effect of dilutive securities – stock options	1,225,817	1,104,469	1,328,023	1,068,706
Effect of dilutive securities – preferred stock	—	—	—	—

Weighted average shares outstanding - diluted	72,041,688	71,468,623	72,107,056	71,293,378

Basic net earnings per share	$0.13	$0.12	$0.12	$0.22
Diluted net earnings per share	$0.13	$0.12	$0.12	$0.22

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	June 30,	December 31,
	2011	2010
	(in thousands)

Line of Credit	$69,500	$69,500
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	176	245
Asset retirement obligations	10,520	10,217
Litigation allowance	3,100	3,100
Drilling rig note payable	1,167	2,567
	86,114	87,280
Less current portion	2,093	3,631
Long-term portion	$84,021	$83,649

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. Credit line interest of approximately $0.1 million was accrued as of June 30, 2011. As of June 30, 2011, the Company has $69.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of June 30, 2011.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. As of June 30, 2011, the weighted average interest rate on the credit line was 3.3%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the six months ended June 30, 2011, there were no bond redemptions.

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

June 30,
2011
(in thousands)
Balance at beginning of period	$10,217
Liabilities incurred in current period	37
Liabilities settled in current period	(223)
Accretion expense	489
Balance at end of period	$10,520

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals.  Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010.  On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren’s brief on May 31, 2011. Warren replied to Gotham’s response on June 23, 2011. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company’s financial condition or results of operations.

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect.

Total comprehensive income for the periods is as follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$9,030	$8,563	$8,454	$15,749
Financial assets
Holding gains on available for sale investments	18	60	11	64

Comprehensive income	$9,048	$8,623	$8,465	$15,813

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

	June 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral security account	$3,162	$3,162	$3,160	$3,160
Financial liabilities
Fixed rate debentures	$1,932	$1,651	$1,901	$1,651
Other long-term liabilities	176	176	245	245
Line of credit	69,500	69,500	69,500	69,500
Drilling rig obligation	1,167	1,167	2,567	2,567

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

June 30, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds – available for sale, at fair value	$1,141	$—	$—	$1,141
Commodity derivatives	$—	$243	$—	$243

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$6,717	$—	$6,717

December 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds – available for sale, at fair value	$1,097	$—	$—	$1,097
Commodity derivatives	$—	$392	$—	$392

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,228	$—	$10,228

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

The following table summarizes the open financial derivative positions as of June 30, 2011, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	07/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Collar	09/01/11 - 12/31/11	700 Bbl/d	$70 - $101.00
Oil	Put	07/01/11 - 08/31/11	700 Bbl/d	$70.00
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00
Oil	Call	01/01/12 - 01/31/12	200,000 Bbl	$120.00
Oil	Collar	01/01/12 - 12/31/12	500 Bbl/d	$70 - $106.50
Oil	Call	01/01/12 - 01/31/12	300,000 Bbl	$125.00
Oil	Put	01/01/12 - 12/31/12	219,600 Bbl	$70.00
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Natural Gas	Collar	07/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas Differentials	Swap	07/01/11 - 11/30/11	2,500 Mcf/d	–$0.71*
Natural Gas Differentials	Swap	07/01/11 - 12/31/11	6,500 Mcf/d	–$0.44*
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	–$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Six Months
Hedging Instrument under	Ended June 30,		Ended June 30,
authoritative guidance	2011	2010	2011	2010
(in thousands)
Realized cash settlements on hedges	$(3,383)	$(836)	$(5,221)	$(20)

Unrealized gain (loss) on hedges	5,420	5,204	1,486	6,282

Total	$2,037	$4,368	$(3,735)	$6,262

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

June 30, 2011

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	$(73)
Commodity—Oil	Non-current	316
Total derivatives not designated as hedging instruments		$243

June 30, 2011

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	(343)
Commodity—Oil	current	(5,730)
Commodity—Oil	Non-current	(644)
Total derivatives not designated as hedging instruments		$(6,717)

December 31, 2010

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	(92)
Commodity—Oil	Non-current	484
Total derivatives not designated as hedging instruments		$392

December 31, 2010

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	72
Commodity—Oil	current	(9,697)
Commodity—Oil	Non-current	(603)
Total derivatives not designated as hedging instruments		$(10,228)

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of June 30, 2011, we owned oil and natural gas leasehold interests in approximately 135,870 gross, 73,190 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $2.2 million to $8.9 million during the six months ended June 30, 2011.  This resulted from cash provided from operating activities of $20.0 million offset by cash used in investing activities of $20.7 million and cash used in financing activities of $1.4 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash used in financing activities primarily represents paying down our outstanding debt on our recently acquired drilling rig.

On August 26, 2010, Warren purchased an oil drilling rig for $7 million. The Company paid $3.5 million at closing with the balance payable in fifteen equal monthly installments, commencing September 30, 2010. This rig was placed in operation during March 2011 to drill oil wells on our California properties.  As of June 30, 2011, the Company has paid an additional $7.1 million to assemble and equip the drilling rig.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).  The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $50.5 million as of June 30, 2011.  The Company has not repaid any amounts under the Credit Facility during the first six months of 2011.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of June 30, 2011, the Company had borrowed $69.5 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the first six months of 2011, the Company incurred $1.3 million of interest expense, net of amounts capitalized, under the Credit Facility of which approximately $0.1 million was accrued for as of June 30, 2011. The weighted average interest rate as of June 30, 2011, was 3.3%.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is scheduled to be redetermined in October 2011. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more than 30 months, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and global financial markets generally.

Low commodity prices may restrict our ability to meet our current obligations. As a result Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including a 2011 capital expenditure budget which is expected to be funded primarily with discretionary cash flow, entered into price swap agreements, collars, puts, futures contracts and differential swap agreements for a portion of its 2011 and 2012 production to reduce price volatility and reductions in discretionary expenditures. As of June 30, 2011, approximately 50% of the Company’s estimated 2011 oil and natural gas production are covered by commodity derivatives. It is not anticipated that these percentages will change significantly during the remainder of 2011. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first six months of 2011, the Company had net income of $8.4 million (which included $1.5 million of unrealized gains on derivative financial instruments). This compares to the six months of 2010 when the Company had net income of $15.7 million (which included a $6.3 million of unrealized gains on derivative financial instruments). At June 30, 2011, current assets were $11.1 million less than current liabilities. Currently, the Company has a borrowing base of $120 million and $69.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first six months of 2011, our oil lease operating expenses were $22.76 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first six months of 2011, our natural gas lease operating expenses were $2.72 per net mcf of gas produced.

At June 30, 2011, we had approximately 1.8 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 0.8 million had exercise prices above the closing market price $3.81 of our common stock on June 30, 2011.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.1 million at June 30, 2011.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations		Less Than	1-3	3-5	More Than
As of June 30, 2011	Total	1 Year	Years	Years	5 Years
			(in thousands)
Line of credit	$69,500	$—	$69,500	$—	$—
Bonds	1,651	165	282	229	975
Drilling rig note payable	1,167	1,167	—	—	—
Other Accounts Payable	186	160	26	—	—
Leases	1,520	648	698	174	—
Total	$74,024	$2,140	$70,506	$403	$975

*	Does not include estimated interest of $2.8 million less than one year, $1.4 million 1-3 years, $0.4 million 3-5 years and $1.0 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Oil and gas sales. Revenue from oil and gas sales increased $5.9 million in the second quarter of 2011 to $26.9 million, a 28% increase compared to the same quarter in 2010.  This increase resulted from an increase in realized oil prices.  The average realized price per barrel of oil for the three months ended June 30, 2011 and 2010 was $97.36 and $69.71, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended June 30, 2011 and 2010 was $4.13 and $3.62, respectively.  Net oil production for the three months ended June 30, 2011 and 2010 was 224 Mbbls and 241 Mbbls, respectively.  Net gas production for the three months ended June 30, 2011 and 2010 was 1.2 Bcf for both periods.

Lease operating expense. Lease operating expense increased 29% to $8.7 million ($20.24 per boe) for the second quarter of 2011 compared to $6.7 million ($15.51 per boe) in the comparable period of 2010. Primarily, this increase resulted from increased transportation costs in our Atlantic Rim project, higher California property taxes and higher overall service costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.7 million for the second quarter of 2011 to $6.8 million, a 33% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in the 2011 depletion rate.  The 2011 depletion rate increased to $15.92 per boe compared to $11.84 per boe in 2010.  The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs.  Estimated future development costs were $84.6 million at June 30, 2011 compared to $21.3 million at June 30, 2010.

General and administrative expenses. General and administrative expenses decreased $0.6 million in the second quarter of 2011 to $3.6 million, a 14% decrease compared to the corresponding quarter last year.  This decrease resulted from a decrease of $0.4 million related to our incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2012 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, stock option expense and legal expense decreased $0.4 million and $0.2 million, respectively, during the quarter.  These decreases were offset by an increase in salary expense and other items totaling $0.4 million.

Interest expense. Interest expense decreased 12% to $0.8 million in the second quarter of 2011 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility from $82.5 million at June 30, 2010 to $69.5 million at June 30, 2011.

Interest and other income. Interest and other income decreased $74 thousand in the second quarter of 2011 to $16 thousand, compared to the same quarter in 2010.

Gain (loss) on derivative financial instruments.  Derivative gains of $2.0 million were recorded during the second quarter of 2011. This amount reflects $3.4 million of realized losses and $5.4 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

RESULTS OF OPERATIONS:

Six months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Oil and gas sales. Revenue from oil and gas sales increased $7.5 million in the first six months of 2011 to $50.1 million, an 18% increase compared to the same period in 2010.  This increase resulted from an increase in realized oil prices.  The average realized price per barrel of oil for the six months ended June 30, 2011 and 2010 was $92.51 and $70.10, respectively.  Additionally, the average realized price per Mcf of gas for the six months ended June 30, 2011 and 2010 was $4.14 and $4.52, respectively.  Net oil production for the six months ended June 30, 2011 and 2010 was 433 Mbbls and 463 Mbbls, respectively.  Net gas production for the six months ended June 30, 2011 and 2010 was 2.4 Bcf and 2.2 Bcf, respectively.

Lease operating expense. Lease operating expense increased 18% to $16.4 million ($19.67 per boe) for the first six months of 2011 compared to $14.0 million ($16.72 per boe) in the comparable period of 2010. Primarily, this increase resulted from increased transportation costs in our Atlantic Rim project, higher California property taxes and higher overall service costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $3.1 million for the first six months of 2011 to $13.0 million, a 31% increase compared to the corresponding period last year.  The increase in depletion expense resulted from an increase in the 2011 depletion rate.  The 2011 depletion rate increased to $15.52 per boe compared to $11.88 per boe in 2010.  The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs.  Estimated future development costs were $84.6 million at June 30, 2011 compared to $21.3 million at June 30, 2010.

General and administrative expenses. General and administrative expenses decreased $0.5 million in the first six months of 2011 to $7.2 million, a 6% decrease compared to the corresponding period last year.  This decrease resulted from a $0.8 million decrease in stock option expense and a $0.3 million decrease in legal fees.  This was offset by an increase in salary expense of $0.4 million and an increase of $0.2 million related to our incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2012 based upon reaching certain operational goals in our incentive compensation plan.

Interest expense. Interest expense decreased 23% to $1.3 million in the first six months of 2011 compared to the same period last year.  The decrease results from a decrease in borrowings under our Credit Facility and interest capitalized of $0.2 million relating to our drilling rig. Borrowings under our Credit Facility decreased from $82.5 million at June 30, 2010 to $69.5 million at June 30, 2011.

Interest and other income. Interest and other income decreased $93 thousand in the first six months of 2011 to $35 thousand, compared to the same period in 2010.

Gain (loss) on derivative financial instruments.  Derivative losses of $3.7 million were recorded during the first six months of 2011. This amount reflects $5.2 million of realized losses and $1.5 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

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

The following table summarizes our open financial derivative positions as of August 8, 2011 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	07/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Collar	09/01/11 - 12/31/11	700 Bbl/d	$70 - $101.00
Oil	Put	07/01/11 - 08/31/11	700 Bbl/d	$70.00
Oil	Long Call	01/01/12 - 01/31/12	25,000 Bbl	$80.00
Oil	Short Call	10/01/11 - 10/31/11	25,000 Bbl	$100.00
Oil	Call	01/01/12 - 01/31/12	200,000 Bbl	$120.00
Oil	Collar	01/01/12 - 12/31/12	500 Bbl/d	$70 - $106.50
Oil	Call	01/01/12 - 01/31/12	300,000 Bbl	$125.00
Oil	Put	01/01/12 - 12/31/12	219,600 Bbl	$70.00
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 08/31/11	4,000 Mcf/d	$4.00 - $5.10
Natural Gas	Collar	07/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas Differentials	Swap	07/01/11 - 11/30/11	2,500 Mcf/d	–$0.71*
Natural Gas Differentials	Swap	07/01/11 - 12/31/11	6,500 Mcf/d	–$0.44*
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	–$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

Interest Rate Risk

At June 30, 2011, we had debt outstanding under our Credit Facility of $69.5 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WARREN RESOURCES, INC.
(Registrant)

Date: August 9, 2011		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer