Form 10-K/A
period 2010-12-31
WARREN RESOURCES INC
filed 2011-10-27
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010 was $198,838,631.

The number of shares of registrant’s common stock outstanding as of March 1, 2011 was 71,348,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2011, in connection with the registrant’s 2011 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Warren Resources, Inc. (“Warren” or the “Company”)  is filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2010, solely for the purpose of filing a revised report from our third-party petroleum engineering firm. The report from Williamson Petroleum Consultants, Inc. was filed as Exhibit 99.1 to the 2010 Form 10-K, which originally was filed with the Securities and Exchange Commission on March 2, 2011. In addition to the revised engineering report being filed as Exhibit 99.1, we are including in this Form 10-K/A a consent from Williamson Petroleum Consultants, Inc. in Exhibit 23.1 and certifications of our principal executive officer and principal financial officer in Exhibit 31.1 and 31.2.

No item of or disclosures appearing in our originally filed 2010 Form 10-K are affected by this filing other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of the originally filed 2010 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (3) Exhibits

Exhibit Number	Description

23.1*	Consent of Williamson Petroleum Consultants, Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

99.1*	Report of Williamson Petroleum Consultants, Inc.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.

Date: October 27, 2011	/s/ Timothy A. Larkin
Timothy A. Larkin, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

23.1*	Consent of Williamson Petroleum Consultants, Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer.

99.1*	Report of Williamson Petroleum Consultants, Inc.

*  Filed herewith.