Form 10-Q
period 2011-09-30
WARREN RESOURCES INC
filed 2011-11-08
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The aggregate number of Registrant’s outstanding shares on November 7, 2011 was 71,518,810 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
	(in thousands, except share
	and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$5,544	$11,092
Accounts receivable — trade	12,483	12,512
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	133	110
Derivative financial instruments	377	—
Other current assets	1,036	1,040

Total current assets	19,573	24,754

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net ofaccumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $25,369 and $25,732 as of September 30, 2011 and December 31, 2010)	250,055	231,746
Property and equipment—at cost, net	16,764	10,817
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,194	987
Derivative financial instruments	716	392
Other assets	3,747	3,900

Total other assets	272,476	247,842
	$292,049	$272,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,288	$3,631
Accounts payable and accruals	34,868	24,414
Derivative financial instruments	893	9,625

Total current liabilities	37,049	37,670

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	13,323	12,663
Derivative financial instruments	—	603
Line of credit	69,500	69,500

	84,309	84,252

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares,issued and outstanding, 10,703 shares and 10,703 in 2011 and 2010, respectively (aggregate liquidation preference $128 in 2011 and $128 in 2010)	128	128
Common stock - $.0001 par value; authorized, 100,000,000 shares;issued 71,518,810 shares in 2011 and 71,338,149 shares in 2010	7	7
Additional paid-in-capital	464,592	463,326
Accumulated deficit	(293,579)	(312,217)
Accumulated other comprehensive income, net of applicable income taxesof $179 in 2011 and $103 in 2010	271	158
	171,419	151,402
Less common stock in Treasury—at cost; 632,250 shares in 2011 and 2010	728	728
Total stockholders’ equity	170,691	150,674
	$292,049	$272,596

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, (Unaudited)		September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2011	2010	2011	2010
Operating revenues
Oil and gas sales	$26,018	$23,117	$76,091	$65,688

Operating expenses
Lease operating expense and taxes	7,894	7,666	24,335	21,632
Depreciation, depletion and amortization	7,604	5,608	20,582	15,531
General and administrative	3,684	4,003	10,847	11,617

Total operating expenses	19,182	17,277	55,764	48,780

Income from operations	6,836	5,840	20,327	16,908

Other income (expense)
Interest and other income	27	97	62	225
Interest expense	(749)	(896)	(2,093)	(2,649)
Gain (loss) on derivative financial instruments	4,001	(746)	266	5,517

Total other income (expense)	3,279	(1,545)	(1,765)	3,093

Income before taxes	10,115	4,295	18,562	20,001

Deferred income tax benefit	(69)	(25)	(76)	(68)

Net income	10,184	4,320	18,638	20,069

Less dividends and accretion on preferred shares	3	3	8	16

Net income applicable to common stockholders	$10,181	$4,317	$18,630	$20,053

Earnings per share — Basic	$0.14	$0.06	$0.26	$0.29
Earnings per share — Diluted	0.14	0.06	0.26	0.28

Weighted average common shares outstanding — Basic	70,877,106	70,463,901	70,812,083	70,305,292
Weighted average common shares outstanding — Diluted	71,950,576	71,548,470	72,065,686	71,355,853

The accompanying notes are an integral part of these financial statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2011	2010

Cash flows from operating activities:
Net income	$18,638	$20,069
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(40)	(38)
Amortization of deferred offering costs	155	147
Depreciation, depletion and amortization	20,582	15,531
Change in fair value of derivative financial instruments	(10,037)	(5,957)
Stock option expense	1,151	1,925
Deferred tax benefit	(76)	(68)
Change in assets and liabilities:
Increase in accounts receivable—trade	(588)	(406)
(Increase) decrease in other assets	2	(9)
Increase in accounts payable and accruals	2,690	3,167
Decrease in other long-term liabilities	(292)	(565)

Net cash provided by operating activities	32,185	33,796
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(28,918)	(22,420)
Purchase of property and equipment	(6,733)	(3,556)

Net cash used in investing activities	(35,651)	(25,976)

Cash flows from financing activities:
Payments on long-term debt	(2,205)	(7,728)
Issuance of common stock, net	123	97
Repurchase of preferred stock, net	—	(1,051)

Net cash used in financing activities	(2,082)	(8,682)

Net decrease in cash and cash equivalents	(5,548)	(862)

Cash and cash equivalents at beginning of period	11,092	17,238

Cash and cash equivalents at end of period	$5,544	$16,376
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$1,948	$2,454
Noncash investing and financing activities
Note payable on purchase of property and equipment	—	3,500
Accrued preferred stock dividend	8	16

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2011 and December 31, 2010, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and consolidated cash flows for the nine months ended September 30, 2011 and 2010. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2010. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 and $0.4 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and approximately $1.1 and $1.9 million for the nine months ending September 30, 2011 and September 30, 2010 respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2011	2010
Dividend yield	0%	0%
Expected volatility	74.5%	77.8%
Risk-free interest rate	1.2%	1.6%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2010	3,541,703	$4.80
Granted	143,000	3.92
Exercised	(155,935)	0.79
Forfeited or expired	(380,199)	12.48
Outstanding at September 30, 2011	3,148,569	$4.03	2.46	$2,143

Exercisable at September 30, 2011	1,817,399	$5.60	2.01	$1,216

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 were approximately $487,000 and $495,000 respectively.

As of September 30, 2011 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.0 million, which we expect to recognize over a weighted average period of 1.6 years.

Restricted Shares

Restricted share activity as of September 30, 2011 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2010	28,373	$11.15
Granted	662,562	4.22
Vested	(36,248)	9.67
Forfeited	(38,558)	4.22
Outstanding at September 30, 2011	616,129	$4.22

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2011 and September 30, 2010 of 52,522 and 52,522 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 1,519,795 and 2,402,963 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2011 and 2010, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $4.03 and $4.78 at September 30, 2011 and September 31, 2010, respectively. At September 30, 2011, the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings available to common shareholders	$10,181	$4,317	$18,630	$20,053

Weighted average shares outstanding - basic	70,877,106	70,463,901	70,812,083	70,305,292
Effect of dilutive securities — stock options	1,073,470	1,084,569	1,253,603	1,050,561

Weighted average shares outstanding - diluted	71,950,576	71,548,470	72,065,686	71,355,853

Basic net earnings per share	$0.14	$0.06	$0.26	$0.29
Diluted net earnings per share	$0.14	$0.06	$0.26	$0.28

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note J), consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2011	2010
	(in thousands)
Line of Credit	$69,500	$69,500
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	139	245
Asset retirement obligations	10,740	10,217
Litigation allowance	3,100	3,100
Drilling rig note payable	467	2,567
	85,597	87,280
Less current portion	1,288	3,631
Long-term portion	$84,309	$83,649

On November 19, 2007, the Company entered into a five year, $250 million credit agreement with Merrill Lynch Capital (now owned by GE Business Financial Services, Inc.). The Credit Facility provides for a revolving credit line up to the lesser of (i) the borrowing base, (ii) $250 million or (iii) the draw limit requested by the Company. The Credit Facility matures on November 19, 2012. It is secured by substantially all of our assets. The borrowing base will be determined by the lenders at least semi-annually on each April 1 and October 1 and is based in part on the proved reserves of the Company. The current borrowing base is $120 million. Interest payments are made in arrears. Credit line interest of approximately $0.1 million was accrued as of September 30, 2011. As of September 30, 2011, the Company has $69.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of September 30, 2011.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. As of September 30, 2011, the weighted average interest rate on the credit line was 3.2%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the nine months ended September 30, 2011, there were no bond redemptions.

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

September 30,
2011
(in thousands)
Balance at beginning of period	$10,217
Liabilities incurred in current period	113
Liabilities settled in current period	(329)
Accretion expense	739
Balance at end of period	$10,740

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals.  Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010.  On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren’s brief on May 31, 2011. Warren replied to Gotham’s response on June 23, 2011. The parties are waiting for a decision by the El Paso Court of Appeals. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

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

NOTE H—COMPREHENSIVE INCOME

Other comprehensive income consists primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive income for the periods is as follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$10,184	$4,320	$18,638	$20,069
Holding gains on available for sale investments	102	39	113	103

Comprehensive income	$10,286	$4,359	$18,751	$20,172

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

	September 30, 2011		December 31, 2010
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$3,162	$3,162	$3,160	$3,160

Financial liabilities
Fixed rate debentures	$2,174	$1,651	$1,901	$1,651
Other long-term liabilities	139	139	245	245
Line of credit	69,500	69,500	69,500	69,500
Drilling rig obligation	467	467	2,567	2,567

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

September 30, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,327	$—	$—	$1,327
Commodity derivatives	$—	$1,093	$—	$1,093

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$893	$—	$893

December 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,097	$—	$—	$1,097
Commodity derivatives	$—	$392	$—	$392

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$10,228	$—	$10,228

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

The following table summarizes the open financial derivative positions as of September 30, 2011, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	07/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Call	01/01/12 - 01/31/12	200,000 Bbl	$110.00
Oil	Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70.00
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas Differentials	Swap	07/01/11 - 11/30/11	2,500 Mcf/d	–$0.71*
Natural Gas Differentials	Swap	07/01/11 - 12/31/11	6,500 Mcf/d	–$0.44*
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	–$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Nine Months
Hedging Instrument under	Ended September 30,		Ended September 30,
authoritative guidance	2011	2010	2011	2010
(in thousands)
Realized cash settlements on hedges	$(4,443)	$1,655	$(9,664)	$1,636
Unrealized gain (loss) on hedges	8,444	(2,401)	9,930	3,881
Total	$4,001	$(746)	$266	$5,517

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

September 30, 2011

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	377
Commodity—Natural Gas	Non-current	(62)
Commodity—Oil	Non-current	778
Total derivatives not designated as hedging instruments		$1,093

September 30, 2011

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	(147)
Commodity—Oil	current	(746)
Total derivatives not designated as hedging instruments		$(893)

December 31, 2010

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	(92)
Commodity—Oil	Non-current	484
Total derivatives not designated as hedging instruments		$392

December 31, 2010

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	72
Commodity—Oil	current	(9,697)
Commodity—Oil	Non-current	(603)
Total derivatives not designated as hedging instruments		$(10,228)

Derivative’s Credit risk

The Company does not require collateral or other security from counterparties to support derivative instruments. However, the agreements with those counterparties typically contain netting provisions such that if a default occurs, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contract with the amount due from the defaulting party. As a result of the netting provisions the Company’s maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.

As of September 30, 2011, the counterparties to the Company’s commodity derivative contracts consist of two financial institutions. The Company’s counterparties or their affiliates are also lenders under the Company’s Senior Credit Agreement. As a result, the counterparties to the Company’s derivative agreements share in the collateral supporting the Company’s Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

The Company’s derivative agreements contain provisions that require cross defaults and acceleration of those instruments to any material debt. If the Company were to default on any of its material debt agreements, it would be a violation of these provisions, and the counterparties to the derivative instruments could request immediate payment on derivative instruments that are in a net liability position at that time.

NOTE K — INCOME TAXES

The Company’s effective tax rate differs from the federal statutory tax rate due to changes in the valuation allowance on the Company’s net deferred tax asset.

NOTE L — RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, guidance was issued that (i) will require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and (ii) eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance will become effective on January 1, 2012, can be adopted early, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2011, we owned oil and natural gas leasehold interests in approximately 130,709 gross, 70,612 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $5.5 million to $5.5 million during the nine months ended September 30, 2011.  This resulted from cash provided from operating activities of $32.2 million offset by cash used in investing activities of $35.7 million and cash used in financing activities of $2.1 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash used in financing activities primarily represents paying down our outstanding debt on our recently acquired drilling rig.

On August 26, 2010, Warren purchased an oil drilling rig for $7 million. The Company paid $3.5 million at closing with the balance payable in fifteen equal monthly installments, commencing September 30, 2010. This rig was placed in operation during March 2011 to drill oil wells on our California properties.  As of September 30, 2011, the Company has paid an additional $9.2 million to assemble and equip the drilling rig.

On November 19, 2007, Warren entered into a five year, $250 million credit agreement with Merrill Lynch Capital (subsequently sold to GE Business Financial Services, Inc.) on behalf of itself and a syndicate of five participating banks (the “Credit Facility”).   The Credit Facility provides for a revolving loan up to the lesser of (i) the borrowing base (ii) $250 million or (iii) the draw limit requested by the Company.  The Credit Facility matures on November 19, 2012.  It is secured by substantially all of our assets.  The borrowing base will be determined by the lenders at least semi-annually on or about

April 1 and October 1 of each year, and is based in part on the proved reserves of the Company. The current borrowing base is $120 million, representing an immediate availability of $50.5 million as of September 30, 2011.  The Company has not repaid any amounts under the Credit Facility during the first nine months of 2011.  The Company is subject to certain covenants required by the Credit Facility which include, but are not limited to the maintenance of the following financial ratios (1) a minimum current ratio (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of not less than 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of not less than to of 2.5 to 1.0.  As of September 30, 2011, the Company had borrowed $69.5 million under the Credit Facility and was in compliance with all covenants.  If the Company fails to satisfy its Credit Facility covenants, it would be an event of default.  Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks.

Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. During the first nine months of 2011, the Company incurred $2.0 million of interest expense, net of amounts capitalized, under the Credit Facility of which approximately $0.1 million was accrued for as of September 30, 2011. The weighted average interest rate as of September 30, 2011 was 3.2%.

If oil and gas commodity prices go lower, the Company may not generate sufficient cash flows to cover capital expenditures. In such case, the availability of funds under our Credit Facility is critical to our Company. The borrowing base is scheduled to be redetermined in November 2011. If the Credit Facility’s borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including entering into price swap agreements, collars, puts, futures contracts and differential swap agreements for a portion of its 2011 and 2012 production to reduce price volatility and reductions in discretionary expenditures. As of September 30, 2011, approximately 50% of the Company’s estimated 2011 oil and natural gas production are covered by commodity derivatives. It is not anticipated that these percentages will change significantly during the remainder of 2011. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first nine months of 2011, the Company had net income of $18.6 million (which included $9.9 million of unrealized gains on derivative financial instruments). This compares to the nine months of 2010 when the Company had net income of $20.1 million (which included a $3.9 million of unrealized gains on derivative financial instruments). At September 30, 2011, current assets were $17.5 million less than current liabilities. Currently, the Company has a borrowing base of $120 million and $69.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first nine months of 2011, our oil lease operating expenses were $21.07 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first nine months of 2011, our natural gas lease operating expenses were $2.78 per net mcf of gas produced.

At September 30, 2011, we had approximately 1.8 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 1.0 million had exercise prices above the closing market price $2.38 of our common stock on September 30, 2011.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at September 30, 2011.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of September 30, 2011	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$69,500	$—	$69,500	$—	$—
Bonds	1,651	165	282	229	975
Drilling rigs	1,032	1,032	—	—	—
Other Accounts Payable	147	147	—	—	—
Leases	1,358	635	601	122	—
Total	$73,688	$1,979	$70,383	$351	$975

*                      Does not include estimated interest of $2.7 million less than one year, $0.8 million 1-3 years, $0.4 million 3-5 years and $1.0 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Oil and gas sales. Revenue from oil and gas sales increased $2.9 million in the third quarter of 2011 to $26.0 million, a 13% increase compared to the same quarter in 2010.  This increase resulted from an increase in realized oil prices.  The average realized price per barrel of oil for the three months ended September 30, 2011 and 2010 was $88.79 and $68.87, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2011 and 2010 was $4.18 and $3.87, respectively.  Net oil production for the three months ended September 30, 2011 and 2010 was 232 Mbbls and 265 Mbbls, respectively.  Net gas production for the three months ended September 30, 2011 and 2010 was 1.3 Bcf for both periods.

Lease operating expense. Lease operating expense increased 3% to $7.9 million ($17.59 per boe) for the third quarter of 2011 compared to $7.7 million ($16.18 per boe) in the comparable period of 2010. Primarily, this increase resulted from increased transportation costs in our Atlantic Rim project and higher California property taxes.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $2.0 million for the third quarter of 2011 to $7.6 million, a 36% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in the 2011 depletion rate.  The 2011 depletion rate increased to $16.94 per boe compared to $11.83 per boe in 2010.  The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs.  Estimated future development costs were $84.6 million at September 30, 2011 compared to $21.3 million at September 30, 2010.  Additionally during the quarter, the Company recorded depreciation of $0.3 million related to its newly purchased drilling rig.

General and administrative expenses. General and administrative expenses decreased $0.3 million in the third quarter of 2011 to $3.7 million, an 8% decrease compared to the corresponding quarter last year.  This decrease resulted from a decrease of $0.4 million related to our incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2012 based upon reaching certain operational goals in our incentive compensation plan.  Additionally, stock option related expense and legal expense decreased $0.1 million and $0.2 million, respectively, during the quarter.  These decreases were offset by an increase in salary expense totaling $0.3 million.

Interest expense. Interest expense decreased 16% to $0.7 million in the third quarter of 2011 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility from $82.5 million at September 30, 2010 to $69.5 million at September 30, 2011.

Interest and other income. Interest and other income decreased $70 thousand in the third quarter of 2011 to $27 thousand, compared to the same quarter in 2010.

Gain (loss) on derivative financial instruments.  Derivative gains of $4.0 million were recorded during the third quarter of 2011. This amount reflects $4.4 million of realized losses and $8.4 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

Nine months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Oil and gas sales. Revenue from oil and gas sales increased $10.4 million in the first nine months of 2011 to $76.1 million, a 16% increase compared to the same period in 2010.  This increase resulted from an increase in realized oil prices.  The average realized price per barrel of oil for the nine months ended September 30, 2011 and 2010 was $91.21 and $69.65, respectively.  Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2011 and 2010 was $4.15 and $4.29, respectively.  Net oil production for the nine months ended September 30, 2011 and 2010 was 665 Mbbls and 729 Mbbls, respectively.  Net gas production for the nine months ended September 30, 2011 and 2010 was 3.7 Bcf and 3.5 Bcf, respectively.

Lease operating expense. Lease operating expense increased 12% to $24.3 million ($18.94 per boe) for the first nine months of 2011 compared to $21.6 million ($16.52 per boe) in the comparable period of 2010. Primarily, this increase resulted from increased transportation costs in our Atlantic Rim project, higher California property taxes and higher overall service costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $5.1 million for the first nine months of 2011 to $20.6 million, a 33% increase compared to the corresponding period last year.  The increase in depletion expense resulted from an increase in the 2011 depletion rate.  The 2011 depletion rate increased to $16.02 per boe compared to $11.86 per boe in 2010.  The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs.  Estimated future development costs were $84.6 million at September 30, 2011 compared to $21.3 million at September 30, 2010.  Additionally during the first nine months of 2011, the Company recorded depreciation of $0.5 million related to its newly purchased drilling rig.

General and administrative expenses. General and administrative expenses decreased $0.8 million in the first nine months of 2011 to $10.8 million, a 7% decrease compared to the corresponding period last year.  This decrease resulted from a $0.8 million decrease in stock option expense, a $0.5 million decrease in legal fees and a $0.2 million decrease related to our incentive compensation accrual.  The Company anticipates paying year end incentive compensation amounts in March 2012 based upon reaching certain operational goals in our incentive compensation plan.  This was offset by an increase in salary expense of $0.5 million and other items.

Interest expense. Interest expense decreased 21% to $2.1 million in the first nine months of 2011 compared to the same period last year.  The decrease results from a decrease in borrowings under our Credit Facility and interest capitalized of $0.2 million relating to our drilling rig. Borrowings under our Credit Facility decreased from $82.5 million at September 30, 2010 to $69.5 million at September 30, 2011.

Interest and other income. Interest and other income decreased $163 thousand in the first nine months of 2011 to $61 thousand, compared to the same period in 2010.

Gain (loss) on derivative financial instruments.  Derivative gains of $0.3 million were recorded during the first nine months of 2011. This amount reflects $9.6 million of realized losses and $9.9 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

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

Derivative Instruments and Hedging Activity

We have entered into several financial derivative swap contracts, calls and costless collars to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 50% of our current and anticipated production for the next 12 to 24 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. Each of the counterparties to our derivative contracts is a lender in our Senior Credit Agreement. We did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

The following table summarizes our open financial derivative positions as of November 8, 2011 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Swap	07/01/11 - 12/31/11	840 Bbl/d	$61.80
Oil	Call	01/01/12 - 01/31/12	200,000 Bbl	$110.00
Oil	Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70.00
Natural Gas	Swap	09/01/11 - 10/31/11	4,000 Mcf/d	$4.56
Natural Gas	Collar	11/01/11 - 12/31/11	4,000 Mcf/d	$4.00 - $6.28
Natural Gas	Collar	07/01/11 - 12/31/11	3,000 Mcf/d	$4.25 - $5.03
Natural Gas Differentials	Swap	07/01/11 - 11/30/11	2,500 Mcf/d	–$0.71*
Natural Gas Differentials	Swap	07/01/11 - 12/31/11	6,500 Mcf/d	–$0.44*
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	–$0.51*

*                                         This represents a differential spread between NYMEX and CIG pricing.

Interest Rate Risk

At September 30, 2011, we had debt outstanding under our Credit Facility of $69.5 million.  Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a “Base Rate Loan”, or any other Obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate” plus the applicable “Base Rate Margin”, calculated to be the higher of (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent, plus 3.0% per annum, plus an applicable margin that ranges from 1.5% to 2.25%, or (b) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin”, that ranges from 2.75% to 3.50%. We are exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit
Number	Description

10.1*	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit Area, County Of Carbon, State Of Wyoming.
10.2*	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from Warren Resources, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three and nine-month month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ Timothy A. Larkin
Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer