Form 10-K
period 2011-12-31
WARREN RESOURCES INC
filed 2012-03-06
CIK 892986

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2011 was $273,449,301.

         The number of shares of registrant's common stock outstanding as of March 5, 2012 was 71,518,810 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 29, 2012, in connection with the registrant's 2012 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

  •
  our ability to obtain permits and governmental approvals;

  •
  the impact of environmental and other governmental regulation;

  •
  our exploration and development drilling prospects, inventories, projects and programs;

  •
  our oil and natural gas reserve estimates;

  •
  volatility in commodity prices and market conditions for oil and natural gas;

  •
  our liquidity and ability to finance our operations and exploration and development activities;

  •
  our future production, revenue, operating costs and results of operations;

  •
  the cost and availability of experienced labor;

  •
  our business and growth strategies;

  •
  our identified drilling locations;

  •
  availability and costs of drilling rigs and field services; and

  •
  our ability to make and integrate acquisitions.

        These statements may be found under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operation", "Business and Properties" and other sections of this annual report. Forward- looking statements are typically identified by use of terms such as "may", "will", "could", "should", "expect", "plan", "project", "intend", "anticipate", "believe", "estimate", "predict", "potential", "pursue", "target" or "continue", the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

        The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward- looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

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

  •
  an inability to grow.

        You should also consider carefully the statements under "Risk Factors" and other sections of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward- looking statements.

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

        As of December 31, 2011, we owned natural gas and oil leasehold interests in approximately 129,588 gross (69,641 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 200 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 300 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing.

        As of December 31, 2011, we had estimated net proved reserves of 22.3 MMBoe, with a PV-10 value of $526 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 15.0 MMBbls in our Wilmington units (67%) and 43.9 Bcfe primarily in our CBM program in the Washakie Basin (33%). These net proved reserves are located on approximately 20% of our total net acreage. Based on our preliminary results to date, we believe that a substantial amount of our remaining undeveloped CBM acreage in the Rocky Mountain Region has commercial potential.

        As of December 31, 2011, we had interests in 414 gross (206 net) producing wells and are the operator of record or actively participate in the management and operations for 74% of these wells. Through our joint venture agreements, we actively participate in operating activities for most of the wells for which we are not operator of record. For the month of December 2011, our average daily production was 13.7 thousand barrels of oil equivalent per day ("MBoe/d") gross (5.0 MBoe/d net). For 2012, we have a total capital expenditure budget of approximately $79 million.

        Our registration statement filed on Form S-1 (SEC File No. 333-118535) for our initial public offering became effective on December 16, 2004. Our common stock commenced trading on the NASDAQ National Market on December 17, 2004 under the trading symbol "WRES". The Company was incorporated on June 12, 1990 as a Delaware corporation for the purpose of acquiring and developing oil & gas properties. In 2004, the Company was reincorporated as a Maryland corporation.

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control per unit production costs. We have identified a total of approximately 200 gross oil well drilling locations in our Wilmington Field oil properties and 300 gross drilling locations in our Rocky Mountain CBM properties.

  •
  Maximize Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base.  We intend to increase our proved reserves and production in future years by drilling an increased number of wells on our undeveloped, unproved acreage, which represents approximately 80% of our acreage position at December 31, 2011.

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

        Operational control and financial flexibility.    As of December 31, 2011, we were the operator of record or actively participate in the management and operations for 74% of our producing wells. We generally prefer to retain operating control over our properties, allowing us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary which allows us a significant degree of flexibility to adjust the size of our capital budget. We finance our drilling budget primarily through our internally generated operating cash flows.

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

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California and also CBM projects in the Rocky Mountain region. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	114,919	60,531	48,988
Wilmington Field, California	2,476	2,460	516
Pacific Rim Project, Wyoming	4,818	3,984	3,984
Other(1)	7,375	2,666	1,950

Total	129,588	69,641	55,438

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

        During December 2011, we averaged 2,830 barrels of oil per day ("Bbls/d") gross, (2,292 Bbls/d net) production in the Wilmington Townlot Unit, compared to 2,804 Bbls/d gross (2,272, Bbls/d net) production during December 2010. As of December 31, 2011, there were 90 gross (89 net) producing wells. In addition, estimated proved reserves as of December 31, 2011 were 14.5 MMbbls gross (11.8 MMbbls net), of which approximately 60% are proved developed producing ("PDP") or proved developed non-producing ("PDNP") and 40% are proved undeveloped ("PUD"). We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery.

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

        During December 2011, we averaged 385 Bbls/d gross, (326 Bbls/d net) production in the North Wilmington Unit. In addition, estimated proved reserves as of December 31, 2011 were 3.8 MMbbls gross (3.2 MMbbls net), of which 39% are PDPs and 61% are proved undeveloped ("PUD").

Rocky Mountain Projects in the Washakie Basin

  Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2011, we own 119,737 gross (64,515 net) acres prospective for CBM development in this area, of which 52,972 net acres are undeveloped. This area contains approximately 300 gross identified drilling locations primarily on 80-acre well spacing. The report prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2011 estimates that the gross recoverable proved reserves for the 247 CBM wells drilled and their 46 well offsets in our core CBM project area in this basin were 152 Bcf gross (41.5 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim Area. We own approximately 67,200 gross (60,861 net) undeveloped acres of deep rights inside the area of mutual interest ("AMI") with Anadarko, and approximately 19,873 gross (16,632 net) undeveloped acres of deep rights outside the AMI, for a total of 87,073 gross (77,493 net) undeveloped acres in the entire Atlantic Rim Area.

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

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 114,919 gross (60,531 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2011, we have drilled a total of 383 wells. Currently, we are developing the majority of our acreage in the Atlantic Rim projects within the area of mutual interest with Anadarko. Anadarko is the operator of record for the Sun Dog and Doty Mountain federal units in the Atlantic Rim project, and under the Anadarko agreements, our personnel and Anadarko's personnel have equal input in decision-making for most decisions, including budgets and drilling, with Anadarko having ultimate operator's authority. Warren's interest in the Catalina unit is operated by Double Eagle Petroleum Company.

  Spyglass Hill Unit

        On June 10, 2011, the U.S. Bureau of Land Management ("BLM") approved the new Spyglass Hill Unit in the Atlantic Rim area. The Spyglass Hill Unit covers approximately 113,000 gross acres and includes the areas previously committed to the Sun Dog, Doty Mountain, Jack Sparrow and Brown Cow Units, as well as all additional leases in the southern portion of the project area. This new unit allows for better location and placement of wells, more efficient development of resources, and increased utilization of existing water and gas transportation infrastructure. Additionally, Warren's leases in this Unit, which are prospective for the deeper Niobrara oil formation, will be protected and perpetuated by Unit operations or production. As anticipated, the BLM requires the drilling of approximately 25 gross (10.3 net) CBM wells per year under the new Spyglass Hill unit agreement. Set forth below are discussions of the three active Sub-Units within the Spyglass Hill Unit: Sun Dog Sub-Unit, Doty Mountain Sub-Unit and Jack Sparrow Sub-Unit. The Catalina Unit is not included within and remains unaffected by the formation of the Spyglass Hill Unit.

  Sun Dog Sub-Unit

        Our initial pod, the Sun Dog unit, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog unit commenced production in April 2002 at a gross rate of approximately 200 Mcf/d of gas and 6,000 Bbls/d of water. Currently the Sun Dog unit comprises of 113 wells. During December 2011, production from 79 producing wells averaged approximately 17,900 Mcf/d of gas and 93,000 Bbls/d of water. The wells in Sun Dog are currently being produced at low rates due to water injection capacity constraints in the unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2011 estimated proved reserves for the wells in the Sun Dog unit were 59 Bcf gross (20.2 net) Bcf. Estimated gross ultimate recovery for the 113 producing wells and 8 proved undeveloped offset locations in the Sun Dog unit average 0.7 Bcf per well. We currently own a working interest of approximately 42% in the wells drilled in the initial pod of the Sun Dog unit. Our working interest in the unit will be approximately 40% if the existing unit is fully drilled and developed.

  Doty Mountain Sub-Unit

        The Doty Mountain unit consists of 59 CBM wells on 80-acre spacing. During December 2011, these wells were producing approximately 15,100 Mcf/d of natural gas and 29,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2011, estimated proved reserves for the wells in the Doty Mountain unit were 55.5 gross (18.3 net) Bcf. Estimated gross ultimate recovery for the 53 producing wells and 27 proved undeveloped offset locations in the Doty Mountain unit average 0.8 Bcf per well. We currently own an approximate 40% working interest in the wells drilled in the initial pod of the Doty Mountain unit. Our working interest in the unit will be approximately 42% if the existing unit is fully drilled and developed.

  Grace Point Sub-Unit (formerly Blue Sky/Jack Sparrow Unit)

        The original CBM pilot was a 24-well program originally drilled on 160-acre spacing in 2003 to establish the Blue Sky Unit. During 2005, we drilled 11 additional CBM wells to reduce the well spacing to 80-acres and accelerate de-watering. The Unit was later renamed Jack Sparrow. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, they should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. However, in early 2009, operations were suspended due to economics and remain shut-in. In 2011 the BLM required a 25 well drilling program in the area, which is now designated the Grace Point Sub-Unit, to establish the larger Spyglass Hill Unit. These 25 wells are currently de-watering and are expected to meet the BLM productivity requirement to validate the Spyglass Hill Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2011, estimated proved reserves for the wells in the Grace Point unit were 1.9 gross (0.7 net) Bcf.

  Catalina Unit

        The Catalina Unit consists of 71 CBM wells. During December 2011 gross production from the Catalina unit averaged approximately 21,900 Mcf/d of natural gas and 40,000 Bbls/d of water. Warren currently owns a working interest of approximately 8% in the Catalina Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2011 estimated proved reserves for the wells in the Catalina unit were 35.6 Bcf gross (2.3 net) Bcf. Estimated gross ultimate recovery for the 71 producing wells and 11 proved undeveloped offset locations in the Catalina unit average 1.0 Bcf per well. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 17% if the existing unit is fully drilled and developed.

  Niobrara Shale Project

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 77,000 net acre position that is potentially prospective for the Niobrara Shale oil production. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to the Colorado border.

        Warren estimates that its Niobrara Shale formation is at depths between 4,000 and 10,000 feet. Successful Niobrara Shale oil wells that have been developed in southern Wyoming and northern Colorado are typically drilled horizontally with multiple-stage fracturing. The Company is also considering possibilities for developing the Niobrara Shale formation, including joint ventures, cooperative development agreements and joint participation agreements.

Oil and Natural Gas Reserves

  Third Party Reserve Reporting and Controls Over Reserve Report

        Estimates of proved reserves at December 31, 2011 were prepared by Netherland, Sewell & Associates, Inc., our independent consulting petroleum engineers. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Mike Norton. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 11 years of practical experience in petroleum engineering, with over 5 years experience in the estimation and evaluation of reserves. He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989. Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 30 years of practical experience in petroleum geosciences, with over 22 years experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. For the years ended December 31, 2010 and 2009, the Company engaged Williamson Petroleum Consultants, Inc., independent consulting petroleum engineers, to prepare estimates of the Company's proved reserves. The technical persons at Williamson Petroleum Consultants, Inc. responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. These reserves are then reviewed and approved by our in house petroleum engineers and geoscientists who oversee and control preparation of the reserve report by working with the independent consulting petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent consulting petroleum engineers for their review process. Warren's internal reserve review process is coordinated by a team of six degreed reservoir, drilling, and production engineers and three degreed geologists, who have an average of nearly 20 years of experience in the oil and gas industry. The team is responsible for all technical work to meet the requirements of the SEC and Netherland, Sewell & Associates, Inc., as well as our corporate standards. Warren's technical person who is primarily responsible for overseeing the preparation of our reserve estimates is its Senior Vice President—Development. He has over 32 years of experience in the oil and gas industry, including over 10 years as either a reserve evaluator or manager. His professional qualifications include a bachelor's degree in Chemical Engineering (Petroleum Engineering emphasis), a Masters of Business Administration, licensing as a Registered Petroleum Engineer in the State of California, and membership in the Society of Petroleum Engineers.

        The reserves information in this Annual Report on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate either negatively or positively. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent that we successfully develop our inventory of probable and possible locations, have positive revisions, acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by Netherland, Sewell & Associates, Inc. and other information about our oil and natural gas reserves, see Note K Oil and Gas Reserve Data (Unaudited) to the Consolidated Financial Statements in Item 8.

        The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2011. For oil volumes, the average Chevron Midway-Sunset posted price of $104.86 per barrel is used for the California properties and the average West Texas Intermediate posted price of $92.71 per barrel is used for all other properties. These average prices are adjusted by lease for quality, transportation fees, and regional price differentials. For gas volumes, the average CIG Rocky Mountains spot price of $3.927 per thousand cubic feet ("Mcf") is used for the Wyoming properties and the average Henry Hub spot price of $4.118 per Mcf is used for all other properties. These average prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant throughout the lives of the properties. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

  Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2011 based upon reserve reports prepared by Netherland, Sewell & Associates, Inc., and as of December 31, 2010 and 2009 based on reserve reports prepared by Williamson Petroleum Consultants, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2011	2010	2009
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	8,348	7,518	7,933
Proved undeveloped	6,615	2,732	2,288

Total	14,963	10,250	10,221

Net natural gas reserves (MMcf):
Proved developed	28,515	49,300	49,868
Proved undeveloped	15,345	18,900	13,032

Total	43,860	68,200	62,900

Total Net Proved Oil and Natural Gas Reserves (MBoe)	22,273	21,617	20,704

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$359,549	$245,306	$191,450
Proved undeveloped	166,527	42,322	49,842

Total(1)	526,076	287,628	241,292
Less: future income taxes, discounted at 10%	40,070	—	—

Standardized measure of discounted future net cash flows (in thousands)(2)	$486,006	$287,628	$241,292

Prices Used in Calculating Reserves:
Oil (per Bbl)	$104.75	$73.30	$54.33
Natural Gas (per Mcf)	$3.21	$4.13	$3.22
Proved Developed Reserves (MBoe)	13,101	15,735	16,244

(1)
The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2011, 2010 and 2009, were determined using average monthly pricing for 2011, 2010 and 2009. These prices reflect adjustment by lease for quality, transportation fees and regional price differences. For 2010 and 2009, there was no income tax effect due to the Company's net loss carry forward for income tax purposes.

(2)
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

        PV-10 is equal to the future net cash flows from our proved reserves, excluding any future income taxes, discounted at 10% per annum ("PV-10"). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs for which the existence and recoverability of such reserves can be estimated with reasonable certainty or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

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

        With respect to the estimates prepared by Netherland, Sewell & Associates, Inc., and Williamson Petroleum, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report. Under SEC guidelines, prices used in computing reserves at December 31, 2011, 2010 and 2009, are based on 12 month average pricing for 2011, 2010 and 2009, respectively.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2011:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	116	115.0	—	—	116	115.0
New Mexico	2	0.03	22	2.3	24	2.3
Texas	—	—	10	2.5	10	2.5
Wyoming	—	—	262	86.0	262	86.0
Other	2	0.1	—	—	2	0.1

Total	120	115.1	120	115.1	414	205.9

        Gross wells represent all wells in which we have a working interest. Net wells represent the total of our fractional undivided working interest in those wells. Productive wells include producing wells and wells mechanically capable of production.

Drilling Activity

        The following table sets forth the number of gross exploratory and gross development wells drilled in which we participated during the last three fiscal years. The number of wells drilled refers to the number of wells completed at any time during the respective fiscal year. Productive wells are either producing wells or wells capable of commercial production.

	Years Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells(1)
Productive(2)	23	10.0	—	—	—	—
Nonproductive(3)	1	0.5	—	—	—	—
Development Wells(1)
Productive(2)	20	18.3	10	9.3	1	0.3
Nonproductive(3)	—	—	—	—	—	—

Total	44	28.8	10	9.3	1	0.3

(1)
An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. A development well is a well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

(2)
A productive well is an exploratory development or extension well that is not a dry well.

(3)
A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2011:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,957	1,945	519	515	2,476	2,460
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	28,926	11,543	90,812	52,972	119,738	64,515
Other	948	441	1,732	1,601	2,680	2,042

Total	33,601	14,203	95,987	55,438	129,588	69,641

        The primary terms of the Company's oil and gas leases expire on various dates in any given year. All of the Company's proved acreage is perpetuated by production, unitization or by continuous operations. This means that the Company will maintain its rights in these leases as long as oil or natural gas is produced from or operations are conducted on the acreage by the Company or other parties holding interests in those leases. In some cases, if production from a lease ceases, the lease will expire, and in other cases, if production from a lease is interrupted or ceases, the Company may maintain the lease by conducting additional operations on the acreage.

        Of the Company's non-material leases that are not currently held by production, the Company has approximately 4,450, zero and 12,638 net acres subject to leases with primary terms that expire in 2012, 2013, and 2014, respectively. The Company has in the past been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material lease acreage because of a failure to drill due to inadequate capital, equipment, or personnel. However, based on the Company's evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

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

	Years Ended December 31,
	2011	2010	2009
Production:
Oil (MBbls)	911.4	968.7	952.8
Natural Gas (MMcf)	5,019.6	4,652.5	3,884.8

Total equivalents (MBoe)	1,747.9	1,744.2	1,600.3

Average Sales Price Per Unit:
Oil (per Bbl)	$91.53	$71.47	$53.93
Natural gas (per Mcf)	$3.98	$4.09	$3.09
Weighted average sales price (per Boe)	$59.14	$50.61	$39.62
Expenses (per Boe):
Lease operating expense(1)	$17.66	$16.54	$16.93

(1)
Lease operating expenses related to our CBM operations include costs for operating our commercially productive CBM wells, together with the costs for operating our CBM wells that are still in the dewatering phase and are not yet commercially productive.

Crude Oil and Natural Gas Marketing

        We sell our oil and natural gas production to various purchasers in the areas where the oil and natural gas is produced. Our revenues are highly dependent upon the prices of, and demand for, oil and gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control, including location and quality differentials, seasonality, economic conditions, foreign imports, political conditions in other oil-producing and gas-producing countries, the actions of OPEC, and domestic government regulation, legislation and policies. Decreases in oil and gas prices have had, and could have in the future, an adverse effect on the carrying value and volumes of our proved reserves and our revenues, profitability and cash flow.

        We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. Derivatives provide us protection on the sales revenue streams if prices decline below the prices at which the derivatives are set. Our derivative instruments currently consist of crude oil put options entered into with financial institutions.

        For 2011, the largest purchasers and marketers of our total oil and gas production were ConocoPhillips, Inc. and Anadarko Energy Services, which accounted for 52% and 38%, respectively, of the total production sold by us.

        All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to ConocoPhillips, Inc., which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Our California crude is sold to ConocoPhillips under a three-year contract which expires on July 31, 2012. This contract provides for a blended pricing with the first 1,800 barrels that we produce sold at 87% of the NYMEX crude oil price and the barrels of oil produced above that amount sold at a daily market price based upon the average of the Midway Sunset price for four major refiners in the area plus a positive adjustment for the gravity of the oil and a positive differential of $0.85 per barrel of oil. For 2011, Warren received a weighted average price of approximately 96% of the NYMEX index price for crude oil sold under the ConocoPhillips contract.

        Our natural gas production is delivered into natural gas pipelines for transportation located primarily in Wyoming and New Mexico and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The prices and marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted, including seasonal variations, general market supply and other fluctuations. In the Atlantic Rim of the Washakie Basin, Wyoming we sell our natural gas at the Rocky Mountain Colorado Interstate Gas ("CIG") market price. The CIG price typically has a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. Fluctuations between spot and index prices can significantly impact the overall differential to the Henry Hub We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market. For more information about the risks to our business posed by our marketing activities see "Risk Factors".

Hedging Activities

        We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price risk. We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. Typically, we intend to hedge approximately 40 to 50% of our oil and natural gas production on a forward 12 to 24 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use collar agreements, put options and swap agreements to attempt to manage price risk more effectively. The collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. Under put options, we pay a fixed premium to lock in a specified floor price. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of oil, natural gas, and natural gas liquids for the period is greater or less than the fixed price established for that period when the swap is put in place. If the index price falls below the floor price, the counterparty pays us net of the fixed premium. If the index price rises above floor price, we pay the fixed premium. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2011, Warren E&P was the operator or co-operator of approximately 74% of the wells in which we had interests.

Competition

        The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, obtaining sufficient availability of drilling and completion equipment and services, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees. In general, the bidding for natural gas and oil leases has become particularly intense in the Los Angeles and Washakie Basins with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire natural gas and oil leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable natural gas and oil leases available for acquisition; that we can sell interests in natural gas and oil leases; or that we can obtain financing for, or locate participants to join in the development of prospects. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and the states in which our properties are located. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2011, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

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

The Safe Drinking Water Act, groundwater protection, and the Underground Injection Control Program

        The federal Safe Drinking Water Act (SWDA) and the Underground Injection Control (UIC) program promulgated under the SWDA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal permits, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury. We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. In addition, in 2010, the EPA announced that it would be conducting a study on the environmental effects of hydraulic fracturing. The study is expected to be completed in 2012. Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

        California Environmental Quality Act ("CEQA").    CEQA is a California statute that requires consideration of the environmental impacts of proposed actions that may affect the environment. CEQA requires the responsible governmental agency to prepare an environmental impact analysis document that is made available for public comment. The responsible agency also is required to consider mitigation measures. The party requesting agency action bears the expense of the document.

        In 2011, we received permit approvals from the South Coast Air Quality Management District ("SCAQMD") for the disposal of our WTU associated produced gas allowing us to (i) burn it using a new high efficiency clean enclosed burner to replace the existing gas flare, (ii) inject it in underground formations and (iii) eventually, to sell the gas directly to a nearby public utility or a third party user. In the future, we may be required to undergo the CEQA process for other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new permits and permit renewals. See "Wilmington Field" below.

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

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, many nations have agreed to limit emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, and the "Kyoto Protocol." Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are considered "greenhouse gases" regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has issued two other rules that would regulate GHGs, one of which regulates GHGs from stationary sources, and one which requires sources in the oil and natural gas exploration and production industry and the pipeline industry to report GHG emissions. The EPA's finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry.

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

Threatened and endangered species, migratory birds, and natural resources

        Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat, or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and in some cases, criminal penalties.

Hazard communications and community right to know

        We are subject to federal and state hazard communications and community right to know statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances, including, but not limited to, the federal Emergency Planning and Community Right-to- Know Act.

Occupational Safety and Health Act

        We are subject to the requirements of the federal Occupational Safety and Health Act, commonly referred to as OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public

Operating Regulation of the Oil and Gas Industry

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

  •
  the rates of production;

  •
  underground injection of water and other substances;

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

        Permits.    Our operations are subject to various federal, state and local laws and regulations that include requiring permits for the drilling and operation of wells, maintaining bonding and insurance requirements to drill, operate, plug and abandon, and restore the surface associated with our wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, the disposal of fluids and solids used in connection with our operations and air emissions associated with our operations. Also, we have permits from numerous jurisdictions to operate crude oil, natural gas and related pipelines and equipment that run within the boundaries of these governmental jurisdictions. The permits required for various aspects of our operations are subject to enforcement for noncompliance as well as revocation, modification and renewal by issuing authorities.

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

        We anticipate no material estimated capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2011, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

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

  Atlantic Rim

        In May 2007 the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. Our Washakie Basin CBM production operations are also subject to Wyoming DEQ regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Disposal of produced water is limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for a sufficient number of water injection wells in the Atlantic Rim project; however, we will need to obtain permits for additional injection wells, in the event we need additional subsurface disposal capacity.

  Wilmington Field

        The Wilmington Townlot Unit and the North Wilmington Unit are located in a mixed industrial and residential area near the Port of Los Angeles, California. Field activities include drilling wells to develop our lease acreage and operating a waterflood to maximize crude oil production. Stringent environmental regulations, restrictive permit conditions and the possibility of permit denials from a multiplicity of state, regional and local regulatory agencies may inhibit, curtail or add cost to future Wilmington field development activities. Despite prudent operation and preventative measures, drilling, waterflooding and production operations may result in spills and other accidental releases of produced water, hydrocarbons or injection fluids. Remediation and associated costs from a release of produced water, hydrocarbons or injection fluids in an urban environment could be significant. This potential liability is accentuated by the location of our Wilmington Townlot Unit and North Wilmington Unit leases near residential areas.

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas had been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grows, the excess gas produced but not consumed by our microturbines could potentially exceed our current gas flare permit limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to about 5,000 barrels of oil per day at the Wilmington Townlot Unit. In 2011, Warren installed the high efficiency burner and is actively pursuing permits and agreements necessary to dispose of the associated gas by injecting it in underground reservoirs or selling it to a third party or local utility in the area.

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

Plugging, Abandonment and Remediation Obligations

        For discussion of our obligations to incur plugging, abandonment and remediation costs, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies.

Employees

        At December 31, 2011, we had 57 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in January 2014. Our oil and gas operations office in Casper, Wyoming occupies 5,554 square feet under a lease that expires in July 2012. Our oil and gas operations office in Long Beach, California occupies 14,201 square feet of space under a lease that was entered into in February 2012, which expires in April 2020. In June 2010, we entered into an office lease in Roswell, New Mexico, which expires in May 2013. We believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

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

        Completion.    The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

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

        Dry hole.    An exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

        Exploratory well.    A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

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

        Field.    An area consisting of either a single reservoir or to multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

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

        PDNP.    Proved developed nonproducing.

        Productive Well.    An exploratory, development, or extension well that is not a dry well.

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

Item 1A:    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report or in any other of our filings with the Securities and Exchange Commission could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below and in documents we incorporate by reference. This annual report contains forward- looking statements that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.

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

  •
  the level of domestic and international exploration, drilling and production activity;

  •
  the cost of exploring for, producing and delivering oil and gas;

  •
  weather conditions and changes in weather patterns;

  •
  the price and availability of, and demand for, competing energy sources, including liquefied natural gas, and alternative energy source;

  •
  technological advances affecting energy consumption;

  •
  the nature and extent of governmental regulation and taxation, including environmental regulations;

  •
  availability, proximity and capacity of oil and gas pipelines and other transportation facilities;

  •
  the price and availability of alternative energy; and

  •
  variations between product prices at sales points and applicable index prices.

Additionally, continuance of the current low natural gas price environment, further declines in natural gas prices, lack of natural gas storage may have the following effects on our business:

  •
  reduction of our revenues, operating income and cash flows;

  •
  curtailment or shut-in of our natural gas production due to lack of transportation or storage capacity;

  •
  cause certain properties in our portfolio to become economically unviable;

  •
  cause significant reductions in our capital investment programs, resulting in a failure to develop our natural gas reserves;

  •
  limit our financial condition, liquidity, and/or ability to finance planned capital expenditures and operations;

        The long-term effects of these and other conditions on the prices of crude oil and natural gas are uncertain. Price volatility makes it difficult to budget and project the return on exploration and development projects involving our natural gas and oil properties and to estimate with precision the value of producing properties that we may own or propose to acquire. In addition, unusually volatile prices often disrupt the market for natural gas and oil properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties. Our cash flow and results of operations depend to a great extent on the prevailing prices for crude oil and natural gas. Our annual and quarterly results of operations may fluctuate significantly as a result of, among other things, variations in natural gas and oil prices and production performance. In recent years, natural gas and oil price volatility has become increasingly severe.

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

We may not be able to drill wells on a substantial portion of our acreage.

        We may not be able to drill on a substantial portion of our acreage for various reasons. We may not generate or be able to raise sufficient capital to do so. Future deterioration in commodities pricing may also make drilling some acreage uneconomic. Our actual drilling activities and future drilling budget will depend on drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, lease expirations, gathering system and pipeline transportation constraints, regulatory approvals and other factors. In addition, any drilling activities we are able to conduct may not be successful or add additional proved reserves to our overall proved reserves, which could have a material adverse effect on our future business, financial condition and results of operations.

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

As a result, there can be no assurance that our anticipated production levels will be realized or that our estimates of proved reserves will not be negatively impacted. For example, during the first half of 2011, WTU oil production decreased primarily due to the inability to drill new water injection wells pending the receipt of permits from the California Division of Oil, Gas and Geothermal Resources ("DOGGR"). The DOGGR has continued to be slow to approve certain new injection permits and as a result we are unable to determine the pace we can develop the WTU until such permits are issued.

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

        A major risk inherent in our drilling plans is the need to obtain drilling permits from applicable federal, state and local authorities. Delays in obtaining regulatory approvals or drilling permits for producing and water injection wells, the failure to obtain a drilling permit for a well, or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore or develop our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating area. Any or all of these contingencies could delay or halt our drilling activities or the construction of ancillary facilities necessary for production, which would prevent us from developing our property interests as planned. Conditions, delays or restrictions imposed on the management of groundwater produced during drilling could severely limit our operations or make them uneconomic. Any unfavorable developments in the Wilmington Townlot Unit could impede our growth, as we intend to undertake significant activity in order to increase our production and reserves in this area.

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

  •
  drilling and operating bonds;

  •
  environmental matters and reclamation;

  •
  spacing of wells;

  •
  the permitting and use of underground injection wells, which affects the disposal of water from our wells;

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. The nature and scope of those restrictions will be determined in significant part through implementing regulations to be adopted by the SEC, the Commodities Futures Trading Commission and other regulators. If, as a result of the Reform Act or its implementing regulations, additional capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our revolving credit facility. In addition, requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy.

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

        We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California State and local laws to impose "windfall profits," severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California and localities may increase the likelihood that one or more of these proposals will become law. For example, in California, there have been proposals at the legislative and executive levels over the past two years for tax increases which have included a severance tax as high as 12.5% on all oil production in California. Although the proposals have not passed the California Legislature, the financial crisis in the State of California could lead to a severance tax on oil being imposed in the future

        President Obama has made proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

We have incurred losses and may do so in the future.

        At December 31, 2011, we had an accumulated deficit of $290.6 million and total stockholders' equity of $174.1 million. We have recognized a significant amount of annual net losses in the past. See "Item 6: Selected Consolidated Financial Data". The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

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

        In accordance with SEC requirements, our estimates of proved reserves for 2011 are determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations to limited to those scheduled to be drilled within the next five years

        As of December 31, 2011 and 2010, approximately 41% and 27%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

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

The geographic concentration and characteristics of our oil reserves may have a greater effect on our ability to sell our oil production.

        All of our oil reserves are located in California. Any regional events, including price fluctuations, natural disasters and restrictive regulations that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than if our reserves were more geographically diversified.

        Our California oil production is, on average, heavier than premium grade light oil and the margin (sales price minus production costs) is generally less than that of lighter oil sales due to the processes required to refine this type of oil and the transportation requirements. As such, the effect of material price decreases will more adversely affect the profitability of heavy oil production compared with lighter grades of oil.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

        As of December 31, 2011, we own leasehold interests in approximately 52,972 net acres in areas in the Washakie Basin of Wyoming that we believe may be prospective for the CBM and approximately 77,000 net acres in areas we believe may be prospective for the Niobrara Shale. A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, approximately 4,450 net acres of these leases will expire in 2012. If our leases expire, we will lose our right to develop the related properties.

        Our drilling plans for these areas are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Further, some of our acreage is located in sections where we do not hold the majority of the acreage and therefore it is likely that we will not be named operator of these sections. As a non-operating leaseholder we have less control over the timing of drilling and there is therefore additional risk of expirations occurring in sections where we are not the operator.

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

All of our oil production is dedicated to one customer and as a result, our credit exposure to this customer is significant.

        We have entered into an oil marketing arrangement with ConocoPhillips under which ConocoPhillips purchases all of our net oil production in California. We generally do not require letters of credit or other collateral to support these trade receivables. Accordingly, a material adverse change in their financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

Our credit facility contains operating restrictions and financial covenants, and we may have difficulty obtaining additional credit.

        We will depend on our revolving credit facility for a portion of our future capital needs. As of December 31, 2011, we had $89.5 million in principal amount of senior indebtedness outstanding under our secured revolving bank Credit Facility and our available borrowing base was $130 million. Our Credit Facility restricts our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We also are, and will continue to be, required to comply with certain financial covenants and ratios. The Credit Facility contains affirmative and negative covenants, including the following financial maintenance covenants: an EBITDAX to interest coverage ratio for any period of four consecutive fiscal quarters to be not less than 2.5 to 1.0, determined as of the last day of each fiscal quarter; and a minimum current ratio of current assets (including availability under the Credit Facility) to current liabilities of not less than 1.0 to 1.0. At December 31, 2011, the Company was in full compliance with the covenants and other provisions of the Credit Facility.

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

We are subject to the full cost ceiling limitation which may result in a write-down of our estimated net reserves in the future.

        We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a write-down of our net oil and gas properties to the extent of such excess. A capitalized cost ceiling test impairment also reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. For 2011, 2010 and 2009, there was no ceiling test impairment on our oil and gas properties.

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

We face significantly increasing water injection and disposal regulations and costs in our drilling operations.

        In California, as part of our waterflood development plan for the WTU and NWU, over the next 3 - 5 years we will require 30 - 50 water injection well approvals from the California DOGGR. We believe that due to the DOGGR's personnel constraints and new more rigid review and interpretation procedures, water injection permits have been taking longer than previous permits. During 2011, Warren only received one water injection permit for a WTU Tar formation well. Further, due to the volume of water being injected into the Upper Terminal formation and the corresponding rise in reservoir pressure, during 2011, we have elected to temporarily shut-in approximately 300 net BOPD (approximately 110,000 barrels of oil annually) from lower producing, higher water-cut wells, until additional water injection well permits are obtained for the Tar and Ranger formations. Additionally, as a result of the delay in receiving water injection permits, the reservoir pressure in the Tar formation has dropped, resulting in a steeper production decline. A new head of DOGGR was appointed in November 2011, and since then DOGGR has switched to a more practical, risk-based evaluation, resulting in timelier reviews of applications for injection permits. In January 2012, Warren received 5 permits for water injection wells in its WTU Upper Terminal formation. We cannot be certain, however, of when DOGGR will issue the other WTU water injection permits for our other pending applications.

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

We face increasing natural gas disposal regulations and costs in our Wilmington oil operations that could limit our oil production.

        The State of California and the EPA have restrictive regulations for the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow with the oil production, particularly at the WTU. Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew since that time, the excess gas produced but not consumed by our microturbines could have exceeded our gas flare limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to a ceiling of 5,000 barrels of oil per day at the Wilmington Townlot Unit. Delays by regulatory agencies in approving our permits in the future to dispose of the natural gas could limit our future oil production levels until the permits are issued.

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

        We depend to a large extent on the efforts and continued employment of Norman F. Swanton, our chief executive officer and chairman, Timothy A. Larkin, our executive vice president and chief financial officer, Steve Heiter, our executive vice president and CEO of our operating subsidiary, Warren E&P, Inc., and other key management and technical personnel. We maintain key person life insurance on Messrs. Swanton, Larkin and Heiter but generally not on other key management and technical personnel.

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

We do not insure against all potential operating risks. We may incur substantial losses and be subject to substantial liability claims as a result of various lawsuits, which may not be fully covered by our insurance.

        Our insurance coverage does not cover all potential risks, losses, costs, or liabilities. We ordinarily maintain insurance against various losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to earthquakes, mudslides, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, extreme weather conditions and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our Long Beach, California regional operations and a substantial portion of oil properties are located in southern California near major earthquake faults. Our revenues and income could be adversely affected if our operations in these locations are disrupted for any reason, including natural disasters, environmental, public health, or political issues. The ultimate impact on us of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

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

        Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us. Many of these risks are not insured as the cost of available insurance, if any, is excessive. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations. See "Items 1 and 2: Business and Properties—Operating Hazards and Insurance".

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

        Federal, state and local governments which have jurisdiction in areas where the company operates impose taxes on the oil and natural gas products sold. Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. As an example, there is a new proposal in California to impose a 12.5% severance tax on oil produced in California, which requires a majority vote in 2012 by the citizens of California. Such matters are beyond the company's ability to accurately predict or control.

Computer security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, Warren collects and stores sensitive data, including intellectual property, its proprietary business information, information about its customers, suppliers and business partners, and personally identifiable information about its oil and gas lease lessors/royalty holders and its employees in our computer data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

        As of December 31, 2011, we had 71,518,810 shares of common stock outstanding, 52,522 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 3,092,985 shares of common stock were issuable upon exercise of outstanding options, and 615,731 shares of restricted stock are issuable upon vesting. Our directors and executive officers, hold approximately 4% of the outstanding shares of our common stock.

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

        As of March 6, 2012, our executive officers and directors beneficially owned approximately 4% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

Item 1B:    Unresolved Staff Comments.

        None.

Item 2:    Properties

        A description of our properties is included in Items 1 and 2. Business and Properties above and is incorporated herein by reference.

        We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future

Item 3:    Legal Proceedings

        Information with respect to this item may be found in Note F Commitments and Contingencies to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4:    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2011
First Quarter	$5.94	$4.01
Second Quarter	5.13	3.40
Third Quarter	4.43	2.38
Fourth Quarter	3.37	2.13
Year Ended December 31, 2010
First Quarter	$2.66	$2.20
Second Quarter	3.65	2.50
Third Quarter	3.98	2.86
Fourth Quarter	4.70	3.85

        On March 1, 2012, the closing sales price for our common stock as reported by the NASDAQ Global Market was $3.96 per share.

Holders

        As of March 1, 2012 there were approximately 2,142 holders of our common stock.

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

 Stockholder Return Performance Presentation

        The following common stock performance graph shows the performance of Warren Resources common stock through December 31, 2011. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

  •
  A $100 investment was made in Warren common stock and each index on December 31, 2006.

  •
  All dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter

        The indices in the performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2006, which is a composite index consisting of 77 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies, and a peer group index comprised of 8 United States companies engaged in oil and natural gas operations whose stocks were traded on the NASDAQ or the NYSE during the period from December 31, 2006 through December 31, 2011. The companies that comprise the peer group are Abraxas Petroleum Corporation, Berry Petroleum Corp., Callon Petroleum Corp., Goodrich Petroleum Corporation, Harvest Natural Resources, Inc., Petroleum Development Corp., PetroQuest Energy, Inc., and PrimeEnergy Corporation, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production.

Fiscal Year Ended December 31
(in US Dollars)

	2006	2007	2008	2009	2010	2011
Warren Resources, Inc.	100	125	17.60	21.60	40.00	28.80
S&P 500 Index	100	103.50	63.60	78.60	88.60	88.60
Dow Jones US Oil & Gas Index	100	133.00	90.00	96.80	113.70	116.20
Peer Group	100	91.30	63.70	61.20	76.20	67.60

        Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2011, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	758,348	$6.94	—
2001 Stock Incentive Plan	2,500,000	912,221	$4.77	—
2001 Key Employee Stock Incentive Plan	2,500,000	1,257,416	$1.45	—
2010 Stock Incentive Plan	6,950,000	780,731	$4.10	6,164,202

Total	13,925,000	3,708,716	$3.95	6,164,202

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2011.

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2011.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$103, 371	$88,275	$63,402	$108,032	$59,308
Costs and operating expenses:
Lease operating expenses	30,637	28,845	27,097	31,062	22,924
Depreciation, depletion and amortization	30,517	21,993	20,617	23,977	11,393
Impairment expense	—	—	—	275,684	—
General and administrative	14,819	15,358	12,641	14,722	13,771

Total costs and operating expenses	75,973	66,196	60,355	345,445	48,088
Income (loss) from operations	27,398	22,079	3,047	(237,413)	11,220
Other income:
Interest and other income	77	247	177	1,022	2,385
Interest expense	(3,188)	(3,500)	(5,910)	(5,293)	(2,170)
Gain (loss) on derivatives	(2,726)	1,528	(10,973)	—	—
Net gain (loss) on investment	—	—	3	98	(46)

Total other income (expense)	(5,837)	(1,725)	(16,703)	(4,173)	169
Income (loss) before income taxes	21,561	20,354	(13,656)	(241,586)	11,389
Income tax expense (benefit)	(78)	(29)	63	(29)	(16)

Net income (loss) before dividends and accretion	21,639	20,383	(13,719)	(241,557)	11,405
Preferred dividends and accretion	10	18	96	98	267

Net income (loss) applicable to common stockholders	$21,629	$20,365	$(13,815)	$(241,655)	$11,138

Earnings (loss) per share—Basic	$0.31	$0.29	$(0.23)	$(4.17)	$0.20
Earnings (loss) per share—Diluted	$0.30	$0.29	$(0.23)	$(4.17)	$0.20
Weighted average shares outstanding—Basic	70,830,855	70,382,517	60,492,900	58,000,166	55,892,536
Weighted average shares outstanding—Diluted	72,047,488	71,429,110	60,492,900	58,000,166	56,978,948
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$46,756	$45,321	$22,510	$62,014	$27,819
Investing activities	(64,176)	(29,082)	(40,722)	(111,446)	(104,561)
Financing activities	16,942	(22,385)	5,762	66,305	46,535

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,614	$11,092	$17,238	$29,688	$12,815
Total assets	323,633	272,596	260,419	286,633	440,506
Total long-term debt (including current maturities)	110,327	87,883	114,511	124,993	56,633
Stockholders' equity	174,091	150,674	128,758	112,025	349,529

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis that follows should be read together with the "Selected Consolidated Financial Data" and the accompanying financial statements and notes related thereto that are included elsewhere in this annual report. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, including in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements", all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2011, we owned natural gas and oil leasehold interests in approximately 129,588 gross (69,641 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 20% of our net acreage.

        From our inception in 1990 through 2003, we functioned principally as the sponsor of privately placed drilling programs and joint ventures. Under these programs, we contributed drilling locations, paid tangible drilling costs and provided turnkey drilling services. We also served as operator of these drilling programs and the Company retained an interest in the wells. Historically, a substantial portion of our revenue was attributable to these turnkey drilling services. After our initial public offering in 2004, the Company has transitioned from being the sponsor of privately placed drilling programs to becoming a more traditional exploration and production company. During the second quarter of 2007, the Company changed its accounting method for oil and gas properties from the successful efforts method to the full cost method. As a result of this accounting change, turnkey profit, well services profit and marketing profit are not recognized on the statement of operations but are recorded as reductions to the full cost pool. All historical information included in this Form 10-K has been retroactively restated to give effect to the change in accounting method.

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $0.5 million during 2011 to $10.6 million at December 31, 2011. This resulted from cash provided by operating activities of $46.8 million offset by cash used in investing activities of $64.2 million and cash provided by financing activities of $16.9 million.

        Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on oil and gas properties and equipment. Cash provided by financing activities primarily represented an increase in net debt under the Credit Facility.

        On December 15, 2011, the Company entered into a new, five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent (the "Agent"), and various other lenders named therein, and Warren Resources of California, Inc. and Warren E&P, Inc., as Guarantors (the "Credit Facility"). The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren's oil and gas assets, and is guaranteed by the Guarantors, which are two wholly-owned subsidiaries of the Company. The initial Borrowing Base was increased to $130 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

        The Company is subject to various covenants required by the Credit Facility, including the maintenance of the following financial ratios: (1) a minimum current ratio of not less than 1.0 to 1.0 (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments), and (2) a minimum annualized consolidated EBITDAX (as defined in the Credit Facility) to net interest expense of not less than 2.5 to 1.0.

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2011, the Company had borrowed $89.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During 2011, the Company incurred $2.7 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of December 31, 2011. The weighted average interest rate as of December 31, 2011, was 2.5%.

        Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption for more 3 years, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. During the past 27 months, this volatility and disruption has been reduced. As a result, our access to capital has improved as evidenced by our $29 million equity offering during October 2009.

        If oil commodity prices were to drop precipitously and gas commodity prices stay the same or go lower, the Company may not have enough liquidity to cover capital expenditures. The availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about April 1, 2012. If the Credit Facility's borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

        Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2012, including a 2012 capital expenditure budget which is expected to be funded primarily by discretionary cash flow, entered into put agreements and differential swap agreements for a portion of its 2012 production to reduce price volatility and reductions in discretionary expenditures. As of February 1, 2012, approximately 33% of the Company's oil production is covered by put agreements. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, entering into joint ventures with third parties, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company would be successful in these capital raising efforts if they became necessary to fund operations during 2012.

        During 2011, the Company had net income of $21.6 million (of which $2.7 million represented a loss on derivative financial instruments). This compares to 2010 when the Company had net income of $20.4 million (of which $1.5 million represented a gain on derivative financial instruments) and a net loss of $13.8 million in 2009 (of which $11.0 million represented a loss on derivative financial instruments). At December 31, 2011, current assets were approximately $16.3 million less than current liabilities. As of February 1, 2012, the Company has a borrowing base of $130 million and $89.5 million outstanding under the Credit Facility.

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

        The Company's proved reserves increased as of December 31, 2011 compared to prior years. The 2011 increase was primarily due to 2011 drilling activities and higher commodity prices. The Company's projects have material lease operating expenses. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2011, our oil lease operating expenses were $19.19 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2011, our natural gas lease operating expenses were $2.62 per mcf of gas produced. The Company's proved reserves are based on assumptions that may prove to be inaccurate. The Company's proved reserves as of December 31, 2009 through December 31, 2011 are listed below.

	Years Ended December 31,
	2011	2010	2009
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	14,963	10,250	10,221
Net natural gas reserves (MMcf)	43,860	68,200	62,900

Total Net Proved Oil and Natural Gas Reserves (MBoe)	22,273	21,617	20,704

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$359,549	$245,306	$191,450
Proved undeveloped	166,527	42,322	49,842

Total	526,076	287,628	241,292
Less: future income taxes, discounted at 10%	40,070	—	—

Standardized measure of discounted future net cash flows (in thousands)	$486,006	$287,628	$241,292

Prices Used in Calculating Reserves:
Oil (per Bbl)	$104.75	$73.30	$54.33
Natural Gas (per Mcf)	$3.21	$4.13	$3.21
Proved Developed Reserves (MBoe)	13,101	15,735	16,244

2011 Capital Expenditure Program

        At the present time, we are concentrating our activities in California and Wyoming. We have two California projects in the Wilmington field, the Wilmington Townlot Unit and the North Wilmington Unit. Additionally, we have a drilling project in Wyoming referred to as the Atlantic Rim Project.

        During 2011, our capital expenditure program approximated $77.2 million. The Company drilled 18 wells in California (18 producers and no injectors). The costs associated with the new oil wells in California wells were approximately $46.0 million and the facility costs were approximately $12.4 million. In 2010, the Company purchased a sound-proofed drilling rig for our WTU and NWU units in California. During 2011, the Company incurred $7.0 million of assembly costs. The Company estimates that an additional $0.8 million will be spent on rig maintenance, improvements and assembly costs in 2012. Additionally, the Company drilled 25 gross (10 net) well in the Atlantic Rim Project in Wyoming. The costs associated with these new wells were $8.0 million. Additionally, infrastructure and other costs for the gas wells in Wyoming approximated $3.9 million.

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

        Our 2012 capital expenditure budget is forecasted to be approximately $79 million, $68 million for our California projects and $11 million for our Wyoming projects. However, our budget may change depending upon economic conditions, oil and gas prices and liquidity issues. In California, we are budgeting approximately $49 million for drilling new WTU directional wells and reworking existing WTU wells, $19 million for infrastructure and geological costs in the WTU and NWU. In Wyoming, we are budgeting $9 million for drilling new Atlantic Rim wells and $2 million for pipelines, compressors and infrastructure costs in our Atlantic Rim Project. The final determination regarding whether to drill and complete the budgeted wells and incur the capital expenditures referred to above is dependent upon many factors including, but not limited to:

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

Stock Based Equity Compensation Plan Information

        At December 31, 2011, we had approximately 1.8 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.8 million outstanding vested options, 1.0 million had exercise prices below the closing market price of our common stock on December 31, 2011 of $3.26.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2011, 2010 and 2009.

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

Recent Accounting Pronouncements

        In June 2011, guidance was issued that (i) will require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and (ii) eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance will become effective on January 1, 2012, can be adopted early, and is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," to develop common requirements for valuation and disclosure of fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Oil and gas sales.    Revenue from oil and gas sales increased $15.1 million during 2011 to $103.4 million, a 17% increase compared to 2010. This increase primarily resulted from an increase in realized oil prices. Net oil production for 2011 and 2010 was 906 Mbbls and 969 Mbbls, respectively. Net gas production for 2011 and 2010 was 5.0 Bcf and 4.7 Bcf, respectively. Additionally, the average realized price per barrel of oil for 2011 and 2010 was $91.53 and $71.47, respectively. The average realized price per Mcf of gas for 2011 and 2010 was $3.98 and $4.09, respectively.

        Lease operating expense.    Lease operating expense for 2011 increased 6% to $30.6 million ($17.53 per Boe) compared to $28.8 million ($16.54 per Boe) in 2010. Oil lease operating expense increased on a per barrel basis from $17.29 in 2010 to $19.19 per barrel in 2011. This resulted from higher ad valorem taxes and costs associated with oil wells that were plugged and abandoned during 2011. Gas lease operating expense increased on a per mcf basis from $2.60 in 2010 to $2.62 per mcf in 2011. This resulted from increases in transportation costs offset by reductions in plugging and abandonment expense.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $8.5 million in 2011 to $30.5 million, a 39% increase compared to last year. The 2011 depletion rate increased to $17.46 per boe compared to $12.61 per boe in 2010. The increase in the 2011 depletion rate compared to the 2010 depletion rate on a boe basis reflects an increase in estimated future development costs. Estimated future development costs were $188.7 million at December 31, 2011 compared to $84.6 million at December 31, 2010. Additionally during 2011, the Company recorded depreciation of $0.8 million related to its newly purchased drilling rig.

        General and administrative expenses.    General and administrative expenses decreased $0.5 million in 2011 to $14.8 million, a 4% decrease compared to 2010. This reflects a decrease in stock option expense, employer portion of taxes relating to vesting stock and legal expense of $0.9 million, $0.5 million and $0.5 million, respectively. This was offset by an increase in salaries and incentive compensation expense of $0.8 million and other miscellaneous items.

        Interest expense.    Interest expense decreased $0.3 million in 2011 to $3.2 million compared to 2010. The decrease results from lower interest rates related to our Credit Facility in 2011 compared to 2010.

        Interest and other income.    Interest and other income decreased $0.2 million in 2011 to $0.1 million, a 68% decrease compared to the same period in 2010. This decrease represents a decrease in the sale of scrap inventory during 2011.

        Gain (loss) on derivative financial instruments.    Derivative losses of $2.7 million were recorded in 2011. This amount reflects $12.2 million of realized losses and $9.5 million of unrealized gains resulting from mark to market accounting of our oil and gas derivative positions. Derivative gains of $1.5 million were recorded in 2010. This amount reflects $2.7 million of realized gains and $1.2 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps positions.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2011, we had a net operating loss carryforward for federal income tax purposes of approximately $248 million. Also as of December 31, 2011, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards begin to expire in 2012 and subsequent years.

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

Debentures

        As of December 31, 2011, we had outstanding $1.7 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2011 was approximately $1.3 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2012. The conversion prices listed below will increase in the future.

Debentures	Outstanding at December 31, 2011	Conversion Price as of December 31, 2011	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2012
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$850	$35.00	$721	$102
12% Convertible secured Debentures due December 31, 2022	801	$35.00	628	96

	$1,651		$1,349	$198

Preferred Stock

        As of December 31, 2011, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2011, no shares of our convertible preferred stock converted into common shares. The preferred stock is convertible into common shares on a 1 to 0.5 basis. Dividends and accretion on preferred shares totaled approximately $10,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively.

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

        Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2011, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

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

Contractual Obligations

        A summary of our contractual obligations as of December 31, 2011 is provided in the following table. The below table assumes the maximum amount of bonds are tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S.

treasury bonds had a fair market value of approximately $1.3 million at December 31, 2011. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period*
Contractual Obligations As of December 31, 2011	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Line of credit	$89,500	$—	$—	$89,500	$—
Bonds	1,651	165	282	229	975
Leases	1,472	599	804	69	—
Drilling rig obligation	717	717	—	—	—
Other Notes Payable	107	107	—	—	—

Total	$93,447	$1,588	$1,086	$89,798	$975

*
Does not include estimated interest of $2.7 million less than one year, $5.4 million 1-3 years, $5.3 million 3-5 years and $1.0 million thereafter.

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

        We have entered into several commodity derivative contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these derivative contracts.

        The following table summarizes our open financial derivative positions as of March 2, 2012 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Put	04/01/12 - 12/31/12	1,818 Bbl/d	$90
NYMEX Oil	Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70
Natural Gas Differential	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	$(0.51)	*

*
This represents a differential spread between NYMEX Natural Gas and CIG pricing.

        For put options, we typically pay a premium to the counterparty in exchange for the sale of the instrument. If the index price is below the floor price of the put option, we receive the difference between the floor price and the index price multiplied by the contract volumes less the option premium. If the index price settles at or above the floor price of the put option, we pay only the option premium.

        Under a swap contract, the counterparty is required to make a payment to us if the index price for any settlement period is less than the fixed price, and we are required to make a payment to the counterparty if the index price for any settlement period is greater than the fixed price.

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

        At December 31, 2011, we had debt outstanding under our Credit Facility of $89.5 million. Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. During 2011, the Company incurred $2.7 million of interest under the Credit Facility of which approximately $0.1 million of interest was accrued for at December 31, 2011. At December 31, 2011, the weighted average interest rate on our Credit Line was 2.5%. A 1% increase in this rate would result in annual additional interest of $0.9 million.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2011, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

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

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on May 16, 2012 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2011) which is incorporated herein by reference.

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

        (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

Exhibit No.		Description
4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

Exhibit No.		Description
10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 2007 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.25	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.28	(21)*	2010 Stock Incentive Plan

10.29	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.30	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.31	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	†	Consent of Grant Thornton LLP

23.3	†	Consent of Netherland, Sewell & Associates, Inc.

Exhibit No.		Description
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	(23)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*
Denotes a management contract or compensatory plan or arrangement.

**
Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

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

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(21)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

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

Dated: March 6, 2012

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ NORMAN F. SWANTON Norman F. Swanton	President, Chief Executive Officer, Director and Chairman	March 6, 2012
/s/ TIMOTHY A. LARKIN Timothy A. Larkin	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 6, 2012
/s/ ANTHONY COELHO Anthony Coelho	Director	March 6, 2012
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 6, 2012
/s/ THOMAS NOONAN Thomas Noonan	Director	March 6, 2012

Signature	Title (Principal Function)	Date

/s/ MICHAEL R. QUINLAN Michael R. Quinlan	Director	March 6, 2012
/s/ CHET BORGIDA Chet Borgida	Director	March 6, 2012
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 6, 2012
/s/ ESPY PRICE Espy Price	Director	March 6, 2012
/s/ JAMES MCCONNELL James McConnell	Director	March 6, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2012

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2011	2010
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$10,614	$11,092
Accounts receivable—trade, net	13,660	12,512
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $89 in 2011 and $84 in 2010)	135	110
Derivative financial instruments	309	—
Other current assets	948	1,040

Total current assets	25,666	24,754
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $22,963 and $25,732 as of December 31, 2011 and 2010)	275,443	231,746
Property and equipment—at cost, net	16,926	10,817
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $804 in 2011 and $756 in 2010)	1,214	987
Derivative financial instruments	—	392
Other assets	4,383	3,900

Total other assets	297,966	247,842

	$323,632	$272,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,831	$3,631
Accounts payable and accrued expenses	38,234	24,414
Derivative financial instruments	980	9,625

Total current liabilities	42,045	37,670
Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	16,510	12,663
Derivative financial instruments	—	603
Line of credit	89,500	69,500

	107,496	84,252
Commitments and contingencies (Note F)
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding, 10,703 shares in 2011 and 2010 respectively (aggregate liquidation preference $128 in 2011 and 2010)	128	128
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 71,518,810 shares in 2011 and 71,338,149 shares in 2010	7	7
Additional paid-in capital	464,985	463,326
Accumulated deficit	(290,578)	(312,217)
Accumulated other comprehensive income, net of applicable income taxes of $181 in 2011 and $103 in 2010	277	158

	174,819	151,402
Less common stock in Treasury—at cost; 632,250 shares in 2011 and 2010	728	728

Total Stockholders' Equity	174,091	150,674

	$323,632	$272,596

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2011	2010	2009
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$103,371	$88,275	$63,402
Operating Expenses
Lease operating expenses	30,637	28,845	27,097
Depreciation, depletion and amortization	30,517	21,993	20,617
General and administrative	14,819	15,358	12,641

Total operating expenses	75,973	66,196	60,355

Income (loss) from operations	27,398	22,079	3,047
Other income (expense)
Interest and other income	77	247	177
Interest expense	(3,188)	(3,500)	(5,910)
Gain (loss) on derivative financial instruments	(2,726)	1,528	(10,973)
Net gain on investments	—	—	3

Net other expense	(5,837)	(1,725)	(16,703)

Income (loss) before provision for income taxes	21,561	20,354	(13,656)
Deferred income tax expense (benefit)	(78)	(29)	63

Net income (loss)	21,639	20,383	(13,719)
Less dividends and accretion on preferred shares	10	18	96

Net income (loss) applicable to common stockholders	$21,629	$20,365	$(13,815)

Basic and diluted income (loss) per common share—Basic	$0.31	$0.29	$(0.23)
Basic and diluted income (loss) per common share—Diluted	$0.30	$0.29	$(0.23)
Weighted average common shares outstanding—Basic	70,830,855	70,382,517	60,492,900
Weighted average common shares outstanding—Diluted	72,047,488	71,429,110	60,492,900

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009

	Preferred stock		Common stock
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 1, 2009	98	$1,177	58,826	$6	$430,243	$(318,881)	$208	$(728)	$112,025
Issuance of common stock, net of offering costs	—	—	11,775	1	28,720	—	—	—	28,721
Shares issued from vesting of restricted stock	—	—	50	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(94)	—	—	—	(94)
Stock based compensation	—	—	—	—	1,920	—	—	—	1,920
Accretion of preferred stock to redemption value	—	2	—	—	(2)	—	—	—	—
Net loss	—	—	—	—	—	(13,719)	—	—	(13,719)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(95)	—	(95)

Total comprehensive loss									(13,814)

Balance at December 31, 2009	98	$1,179	70,651	$7	$460,787	$(332,600)	$113	$(728)	$128,758

Shares issued from exercise of options	—	—	250	—	128	—	—	—	128
Shares issued from vesting of restricted stock	—	—	437	—	—	—	—	—	—
Repurchase of preferred stock	(87)	(1,051)	—	—	—	—	—	—	(1,051)
Dividends declared on preferred stock	—	—	—	—	(18)	—	—	—	(18)
Stock based compensation	—	—	—	—	2,429	—	—	—	2,429
Net income	—	—	—	—	—	20,383	—	—	20,383
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	45	—	45

Total comprehensive income									20,428

Balance at December 31, 2010	11	$128	71,338	$7	$463,326	$(312,217)	$158	$(728)	$150,674

Shares issued from exercise of options	—	—	156	—	123	—	—	—	123
Shares issued from vesting of restricted stock	—	—	25	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	1,546	—	—	—	1,546
Net income	—	—	—	—	—	21,639	—	—	21,639
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	119	—	119

Total comprehensive income									21,758

Balance at December 31, 2011	11	$128	71,519	$7	$464,985	$(290,578)	$277	$(728)	$174,091

        The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$21,639	$20,383	$(13,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(54)	(51)	(49)
Amortization and write-off of deferred debt offering costs	478	199	213
Gain on sale of U.S. Treasury bonds—available for sale	—	—	(3)
Depreciation, depletion, amortization and impairment	30,517	21,993	20,617
Deferred tax expense (benefit)	(78)	(29)	63
Loss (gain) on derivative financial instruments	(9,165)	(540)	10,377
Stock option expense	1,546	2,429	1,920
Change in assets and liabilities:
Increase in accounts receivable—trade	(879)	(1,121)	(1,160)
Decrease (increase) in other assets	71	(443)	130
Increase in accounts payable and accruals	3,646	3,221	2,844
Increase (decrease) in other long term liabilities	(965)	(720)	1,277

Net cash provided by operating activities	46,756	45,321	22,510
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(56,598)	(23,380)	(40,695)
Purchases of property and equipment	(7,578)	(5,702)	(43)
Proceeds from U.S. Treasury bonds—available for sale	—	—	16

Net cash used in investing activities	(64,176)	(29,082)	(40,722)
Cash flows from financing activities:
Proceeds from line of credit	98,657	—	7,032
Payments on long-term debt	(81,838)	(21,462)	(29,991)
Issuance of common stock, net	123	128	28,721
Repurchase of preferred stock, net	—	(1,051)	—

Net cash provided by (used in) financing activities	16,942	(22,385)	5,762

Net decrease in cash and cash equivalents	(478)	(6,146)	(12,450)
Cash and cash equivalents at beginning of year	11,092	17,238	29,688

Cash and cash equivalents at end of year	$10,614	$11,092	$17,238

Supplemental disclosure of cash flow information
Cash paid for interest	$2,699	$3,269	$6,210
Noncash investing and financing activities:
Accrued preferred stock dividend	$10	$18	$337
Change in accounts payable relating to oil and gas property	10,630	3,518	(35,405)
Note payable on purchase of property and equipment	—	3,500	—
Increase (decrease) in asset retirement liability	5,260	1,428	158

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are primarily located in California, Wyoming, New Mexico, North Dakota and Texas.

  Principles of Consolidation

        The consolidated financial statements include accounts of the Company, its wholly-owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Warren Management Corp., Warren Resources of California, Inc., Warren Energy Services LLC and Warren E&P, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2011, 2010 or 2009.

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

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up, by the purchaser. For 2011, the largest purchasers and marketers for the Company's production primarily

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

included ConocoPhillips and Anadarko Energy Services, which accounted for 52% and 38%, respectively, of total oil and natural gas sold in 2011. For 2010, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 55% and 33%, respectively, of total oil and natural gas sold in 2010. For 2009, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 59% and 28%, respectively, of total oil and natural gas sold in 2009.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2011, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2011 and 2010, the Company has an allowance of $13,000 and $125,000 for doubtful accounts, respectively.

  Investments

        The Company classifies its investment in debt securities into two categories: trading securities and available-for-sale securities. Trading securities, classified as current assets, are recorded at fair value with net unrealized gains or losses included in the determination of net earnings. Available-for- sale securities are recorded at fair value, with net unrealized gains and losses excluded from net earnings and reported as other comprehensive income (loss). Available-for-sale securities represent the market value of zero coupon Treasury Bonds collateralizing convertible debentures and are classified as current or non-current based on the classification of the related debentures. Realized gains and losses are determined on the basis of specific identification of the securities.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1.5 million and $1.5 million, net of accumulated amortization of $377 thousand and $879 thousand, included in other assets at December 31, 2011 and 2010, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds. Preferred stock is accreted to its liquidation value over seven years from the date of issuance.

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

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula to estimate the fair value of stock based compensation expense at the grant date related to stock options issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $1.5 million, $2.4 million and $1.9 million in compensation expense, respectively, related to stock option plans and restricted stock.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2011, 2010 and 2009, respectively: No expected dividends, weighted average volatility of 75%, 78%, and 70%, risk-free interest rates of 1.26%, 1.60%, and 1.54% and expected lives of 3.5 years for incentive options issued in 2011, 2010 and 2009. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2011, 2010 and 2009 were $2.04, $1.33, and $0.28, respectively.

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

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2011	2010
	(in thousands)
Drilling rig	$16,627	$9,616
Equipment	1,543	1,543
Automobiles and trucks	662	654
Furniture and fixtures	422	418
Land and buildings	872	872
Office equipment	1,424	1,361

	21,550	14,464
Less accumulated depreciation and amortization	4,624	3,647

	$16,926	$10,817

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

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

        For the year ended December 31, 2011, diluted weighted average common shares outstanding includes in the money employee stock options of 1,216,633.

	Year ended December 31,
	2011	2010	2009
Weighted average shares outstanding—basic	70,830,855	70,382,517	60,492,900
Incremental shares issuable from dilutive stock options	1,216,633	1,046,593	—

Weighted average shares outstanding—diluted	72,047,488	71,429,110	60,492,900

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2011	2010	2009
Employee stock options	918,416	2,208,666	3,419,040
Convertible debentures	47,170	47,170	47,170
Preferred stock	5,352	5,352	49,056
Warrants	—	—	52,038
Restricted Stock	615,731	28,373	81,113

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2011, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from approximately $35.00 to $50.00 (Note C).

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

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

	December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$10,217	$8,689
Liabilities incurred in current year	113	106
Liabilities settled in current year	(965)	(720)
Accretion expense	995	820
Revisions in estimated cash flows	5,147	1,322

Carrying amount	$15,507	$10,217

  Recently Issued Accounting Pronouncements

        On December 31, 2008, the SEC published a final rule to revise its oil and gas reserves estimation and disclosure requirements. The primary objectives of the revisions were to increase the transparency and information value of reserve disclosures and improve comparability among oil and gas companies. The rule was effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The revised rules amended the definition of proved reserves to permit consideration of new technologies in evaluating oil and natural gas reserves; require the use of an average price based on the prior twelve month period rather than year-end prices, permit the disclosure of probable and possible oil and gas reserves, and revised other oil and natural gas disclosure requirements for operations. The adoption of these rules resulted in lower prices being used for both oil and gas in the preparation of the 2009 reserve report and a decrease in 2009 reserves of approximately 11.2 Bcfe. Additionally, the decrease in reserves resulted in additional depletion, depreciation and amortization being recorded in the fourth quarter of approximately $0.4 million. In January 2010, the FASB issued guidance in the "Extractive Activities—Oil and Gas" topic of the FASC that aligns the FASB's oil and gas reserve estimation and disclosure requirements with the new SEC rule revisions. The new guidance was effective for the Company for the year ending December 31, 2009.

        In June 2011, guidance was issued that (i) will require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and (ii) eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance will become effective on January 1, 2012, can be adopted early, and is not expected to have a material impact on the Company's consolidated financial statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," to develop common requirements for valuation and disclosure of fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2011	2010
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.7 million and $1.7 million, respectively
Amortized cost	$894	$839
Gross unrealized gains	455	258

Estimated fair value	$1,349	$1,097

        During 2011, 2010, and 2009, the Company recognized approximately $0, $0 and $3 thousand, respectively, of realized gains from its investments in trading and available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the disposition of such securities due to the release of the Company's obligation related to securing its commitment under certain repurchase agreements and debentures (Notes C & F).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE B—INVESTMENTS (Continued)

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2011 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	475	721
Due after ten years	419	628

Total	$894	$1,349

NOTE C—LONG-TERM LIABILITIES

	2011	2010
	(in thousands)
Debentures consist of the following at December 31:
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2011 and 2010, principal collateralized by $850 thousand and $850 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020.(1)	$850	$850
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2011 and 2010, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022.(1)	801	801

	1,651	1,651
Less current maturities	165	165

Long-term portion	$1,486	$1,486

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

December 31, 2011, 2010 and 2009

NOTE C—LONG-TERM LIABILITIES (Continued)

of the Debentures and range from approximately $35.00 to $50.00. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2011	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$850	$35.00	24,285
Secured Convertible 12% Debentures	December 31, 2022	801	35.00	22,885

		$1,651		47,170

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2011, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2012	$165
2013	149
2014	134
2015	120
2016	108
Thereafter	975

$1,651

        Long-term liabilities, excluding derivative financial instruments consist of the following at December 31:

	2011	2010
	(in thousands)
Line of Credit	$89,500	$69,500
Debentures	1,651	1,651
Debt collateralized by treasury stock	103	245
Asset retirement obligations	15,507	10,217
Litigation allowance	3,100	3,100
Drilling rig obligation	466	2,567

	110,327	87,280
Less current maturities	2,831	3,631

Long-term portion	$107,496	$83,649

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note. The Company discounted the note at 10% and the outstanding balance at December 31, 2011 and 2010 was approximately

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE C—LONG-TERM LIABILITIES (Continued)

$103 thousand and $245 thousand, respectively, net of discount of approximately $4 thousand and $22 thousand, which is included in other long-term liabilities in 2010. The note requires monthly payments of $13 thousand until August 2012 and is collateralized by treasury stock. In the event of default as defined by the agreement, the only remedy by the note holder will be the issuance of the common stock. During 2010, the Company acquired a drilling rig for a purchase price of $7 million. The Company paid $3.5 million at closing and executed a non-interest bearing secured note for the remaining $3.5 million, payable in fifteen equal monthly payments commencing September 2010.

        On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. This replaced the prior $250 million credit agreement with GE Business Financial Services, Inc. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren's oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company.

        The initial Borrowing Base is $130 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

        The Company is subject to various covenants required by the Credit Facility, including the maintenance of the following financial ratios: (1) a minimum current ratio of not less than 1.0 to 1.0 (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments), and (2) a minimum annualized consolidated EBITDAX (as defined in the Credit Facility) to net interest expense of not less than 2.5 to 1.0.

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2011, the Company had borrowed $89.5 million under the Credit Facility and was in compliance with all covenants. The weighted average interest rate as of December 31, 2011, was 2.5%.

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

December 31, 2011, 2010 and 2009

NOTE D—STOCKHOLDERS' EQUITY

        On October 23, 2009, the Company sold 11,775,000 shares of common stock to the public in a secondary offering at a price of $2.60 per share. After deducting the underwriters' commission and offering expenses, the Company received total net proceeds of approximately $28.7 million.

        During 2011, the Company issued 155,935 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $2.42 per share. During 2010, the Company issued 249,671 shares of common stock to individuals who exercised options at an exercise price of $0.51 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $72 thousand ($6.72 per share) and $59 thousand ($5.76 per share) were accrued at December 31, 2011 and 2010, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2011, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2011. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

        During 2010, the Company redeemed 87,409 shares of preferred stock plus accrued dividends, at a cost of approximately $1.3 million.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE D—STOCKHOLDERS' EQUITY (Continued)

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2011:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	758,348	$6.94	0
2001 Stock Incentive Plan	2,500,000	912,221	$4.77	0
2001 Key Employee Stock Incentive Plan	2,500,000	1,257,416	$1.45	0
2010 Stock Incentive Plan	6,950,000	780,731	$4.10	6,164,202

Total	13,925,000	3,708,716	$3.95	6,164,202

        During 2011, the Board of Directors approved and the Company issued 143,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.52 to $4.51 per share and 662,562 shares of restricted stock. During 2010, the Board of Directors approved and the Company issued 1,098,500 stock options to officers and employees of the Company exercisable at prices ranging from $2.42 to $3.08 per share and 533,437 shares of restricted stock. During 2009, the Board of Directors approved and the Company issued 1,619,874 stock options to officers and employees of the Company exercisable at prices ranging from $0.51 to $2.06 per share. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2011, 2010 and 2009 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2008	2,477,715	$10.15
Issued	1,619,874	$0.56
Expired	(496,800)	$7.00
Forfeited	(181,749)	$10.96

Options outstanding—December 31, 2009	3,419,040	$6.02
Issued	1,098,500	$2.44
Exercised	(249,671)	$0.51
Expired	(624,000)	$9.08
Forfeited	(102,166)	$4.71

Options outstanding—December 31, 2010	3,541,703	$4.80
Issued	143,000	$3.92
Exercised	(155,935)	$0.79
Expired	(365,750)	$13.67
Forfeited	(70,033)	$5.50

Options outstanding—December 31, 2011	3,092,985	$3.89

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2011.

Exercise Price	Options Outstanding at Year End	Weighted Average Remaining Life (In Years)	Options Exercisable at Year End
$0.51	1,136,493	2.18	644,994
$2.06	48,378	2.39	32,252
$2.42	979,698	3.18	319,404
$2.52	10,000	4.75	—
$3.08	40,000	3.38	13,333
$3.09	27,000	4.70	9,000
$4.22	88,000	4.18	—
$4.51	15,000	4.22	—
$10.51	325,666	0.19	325,666
$10.79	20,000	1.59	20,000
$11.15	317,750	1.18	317,750
$12.62	15,000	0.47	15,000
$12.99	20,000	0.38	20,000
$13.10	5,000	1.31	5,000
$13.51	30,000	0.27	30,000
$14.40	15,000	0.78	15,000

Total	3,092,985	2.25	1,767,399

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	3,092,985	$3.89	2.25	$4,026

Exercisable at December 31, 2011	1,767,399	$5.41	1.81	$2,085

        The total intrinsic value of options exercised during the year ended December 31, 2011 and 2010 was $0.5 million and $0.7 million. There were no option exercises in 2009.

        As of December 31, 2011 there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.4 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2011 and 2010 was $0.1 million and $0.1 million. We issue new shares of common stock to settle option exercises. No options were exercised in 2009.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2011, 2010 and 2009 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	131,392	$10.96
Vested	(50,279)	10.90

Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(581,439)	3.15
Forfeited	(4,738)	6.97

Outstanding at December 31, 2010	28,373	$11.15
Granted	662,562	4.22
Vested	(36,248)	9.67
Forfeited	(38,956)	4.22

Outstanding at December 31, 2011	615,731	$4.22

        Restricted stock awards for executive officers and employees generally vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.9 million which is expected to be recognized over a weighted average period of approximately 2.2 years.

        All warrants expired during 2010. A summary of the status of the Company's warrants outstanding as of December 31, 2010 and 2009 and changes during the years ended on those dates is presented below:

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2011	2010	2009
	(in thousands)
Income taxes at federal statutory rate(a)	$7,331	$6,920	$(4,697)
Change in valuation allowance	(9,675)	(8,267)	16,497
Nondeductible expenses	574	91	50
State income taxes net of federal benefit	1,294	1,221	(829)
Other	398	6	(10,958)

	$(78)	$(29)	$63

(a)
34% for 2011, 2010 and 2009.

        Deferred tax assets and liabilities are as follows as of December 31:

	2011	2010
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$99,183	$88,008
Oil and gas properties and tangible equipment	34,655	52,001
Stock option expense	2,956	2,595
Unrealized loss on derivatives	480	4,276
Other	324	314

	137,598	147,194
Less valuation allowance	137,416	147,091

Total deferred tax asset	182	103

Deferred tax liabilities relating to:
Net unrealized gain on investments	182	103

Total deferred tax liability	182	103

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance increased (decreased) by approximately ($10 million), ($8 million) and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $248 million, of which approximately $1 million will expire in 2012, with the remaining $247 million to expire in years 2018 through 2030.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE E—INCOME TAXES (Continued)

        Tax years beginning in 2007 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

        The Company has entered into employment agreements with certain key executives. Under the terms of these agreements, certain executives are entitled to termination compensation equal to at least two years annual salary if terminated without cause or in the event of a change in control. At December 31, 2011, the maximum termination compensation for all executives is approximately $3.6 million.

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2011 and 2010, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.7 million and $1.7 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.3 million and $1.1 million, respectively (see Note B).

  Leases

        The Company leases corporate office space in New York City, which expires in January 2014. The Company's oil and gas administrative office in Casper, Wyoming occupies 5,554 square feet under a lease which expires in July 2012. The Company leases office space in Roswell, New Mexico, which expires in May 2013. The Company leases office space in Long Beach, California which expires in August 2020.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2011, are as follows:

(in thousands)
Year ending December 31:
2012	$599
2013	566
2014	238
2015	69
2016	—
Thereafter	—

$1,472

        Rent expense under these leases was approximately $718 thousand, $728 thousand and $700 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

  Legal Proceedings

        In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham's Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren's brief on May 31, 2011. Warren replied to Gotham's response on June 23, 2011. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. The parties are waiting for a decision by the El Paso Court of Appeals. Although Warren believes that it has meritorious grounds for the appeal, if its appeal is unsuccessful, it will pay the amount of restitution to Gotham, as ordered by the trial court.

        The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. The Company's 401(k) is a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vests immediately. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $202 thousand, $173 thousand and $137 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2011		2010
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	$3,163	$3,163	$3,160	$3,160
Financial liabilities
Fixed rate debentures	$2,195	$1,651	$1,901	$1,651
Other long-term liabilities	103	103	245	245
Line of credit	89,500	89,500	69,500	69,500

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,349	$—	$—	$1,349
Commodity derivatives	$—	$309	$—	$309

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$980	$—	$980

December 31, 2010	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,097	$—	$—	$1,097
Commodity derivatives	$—	$392	$—	$392

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The following table summarizes the open financial derivative positions as of December 31, 2011 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Crude Oil	Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70.00
Natural Gas Differential	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	$(0.51)	*

*
This represents a differential spread between NYMEX and CIG pricing.

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance	2011	2010	2009
	(in thousands)
Realized cash settlements on hedges	$(12,216)	$2,745	$(1,501)
Unrealized gain (loss) on hedges	9,490	(1,217)	(9,472)

Total	$(2,726)	$1,528	$(10,973)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
December 31, 2011	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	309

Total derivatives not designated as hedging instruments		$309

	Derivative Liabilities
December 31, 2011	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Oil	current	(980)

Total derivatives not designated as hedging instruments		$(980)

	Derivative Assets
December 31, 2010	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Non-current	(92)
Commodity—Oil	Non-current	484

Total derivatives not designated as hedging instruments		$392

	Derivative Liabilities
December 31, 2010	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	72
Commodity—Oil	current	(9,697)
Commodity—Oil	Non-current	(603)

Total derivatives not designated as hedging instruments		$(10,228)

Derivative's Credit risk

        The Company does not require collateral or other security from counterparties to support derivative instruments. However, the agreements with those counterparties typically contain netting provisions such that if a default occurs, the non-defaulting party can offset the amount payable to the defaulting party under the derivative contract with the amount due from the defaulting party. As a result of the netting provisions the Company's maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        As of December 31, 2011, the counterparties to the Company's commodity derivative contracts consist of two financial institutions. The Company's counterparties or their affiliates are also lenders under the Company's Senior Credit Agreement. As a result, the counterparties to the Company's derivative agreements share in the collateral supporting the Company's Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

        The Company's derivative agreements contain provisions that require cross defaults and acceleration of those instruments to any material debt. If the Company were to default on any of its material debt agreements, it would be a violation of these provisions, and the counterparties to the derivative instruments could request immediate payment on derivative instruments that are in a net liability position at that time.

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2011	2010	2009
	(in thousands)
Property acquisition—unproved	$—	$—	$—
Property acquisition—proved	509	1,685	14
Exploration costs	8,147	204	318
Development costs	63,675	26,220	3,995

	$72,331	$28,109	$4,327

        Asset retirement cost included in oil and gas property costs increased by approximately $5.3 million in 2011, increased by $1.4 million in 2010 and increased by approximately $0.2 million in 2009.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2011	2010
	(in thousands)
Unproved oil and gas properties	$22,963	$25,732
Proved oil and gas properties	657,445	582,458

	680,408	608,190
Less accumulated depreciation, depletion, amortization and impairment expense	404,965	376,444

	$275,443	$231,746

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2011	2010	2009
	(in thousands)
Revenues	$103,371	$88,275	$63,402
Production costs	(30,637)	(28,845)	(27,097)
Accretion of asset retirement obligation	(995)	(820)	(785)
Depreciation, depletion, amortization	(27,914)	(20,265)	(18,707)

Income from oil and gas producing activities	$43,825	$38,345	$16,813

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2011:

	Costs incurred in
	Fiscal year 2011	Fiscal year 2010	Fiscal year 2009	Prior to 2009	Total
	(in thousands)
Acquisition costs	$—	$—	$—	$834	$834
Exploration costs	60	—	—	—	60
Development costs(1)	161	266	860	20,782	22,069

Total oil and gas properties not subject to amortization	$221	$266	$860	$21,616	$22,963

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

December 31, 2011, 2010 and 2009

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

        The standardized measure of discounted future net cash flows for were computed by applying 12-month average prices for oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10%.

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2011 and Williamson Petroleum Consultants, Inc., for 2010 and 2009.

Summary of Changes in Proved Reserves

	Year ended December 31,
	2011		2010		2009
	Mbbls	Mmcf	Mbbls	Mmcf	Mbbls	Mmcf
Proved reserves
Beginning of year	10,250	68,200	10,221	62,900	9,414	72,825
Purchase of reserves in place	—	—	—	3,037	—	—
Discoveries and extensions	3,744	—	658	—	—	8,380
Revisions of previous estimates	1,880	(19,320)	340	6,915	1,760	(14,420)
Production	(911)	(5,020)	(969)	(4,652)	(953)	(3,885)

End of year	14,963	43,860	10,250	68,200	10,221	62,900

Proved developed reserves
Beginning of year	7,518	49,300	7,933	49,868	6,498	52,762
End of year	8,348	28,515	7,518	49,300	7,933	49,868
Proved undeveloped reserves
Beginning of year	2,732	18,900	2,288	13,032	2,916	20,063
End of year	6,615	15,345	2,732	18,900	2,288	13,032

(a)
Undeveloped reserves transferred to developed reserves were 1.3 MMBoe for the year ended December 31, 2011. Capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $24.3 million.

(b)
The Company revised its 2011 year-end proved natural gas reserves downward by 19.3 Bcfe. Negative revisions decreased proved natural gas reserves by a net amount of 11.3 Bcfe due to performance and 8.0 Bcfe as a result of changes in the Company's future development plans.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

(c)
The Company revised its 2011 year-end proved oil reserves upward by 5.6 MMbbls. In 2011, total extensions and discoveries of 3.7 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot Unit in California. Additionally, proved reserves increased 1.9 MMbbls primarily resulting from improved well performance in the Wilmington Townlot Unit in California.

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2011	2010	2009
	(Amounts in thousands)
Future cash inflows	$1,708,079	$1,033,221	$757,883
Future production costs and taxes	(514,968)	(466,507)	(326,130)
Future development costs	(254,982)	(84,606)	(21,314)
Future income tax expenses	(108,977)	—	—

Net future cash flows	829,152	482,108	410,439
Discounted at 10% for estimated timing of cash flows	(343,146)	(194,480)	(169,147)

Standardized measure of discounted future net cash flows	$486,006	$287,628	$241,292

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Sales, net of production costs and taxes	$(72,734)	$(59,430)	$(36,305)
Discoveries and extensions	152,973	15,994	6,915
Purchases of reserves in place	—	721	—
Changes in prices and production costs	196,010	119,779	60,117
Revisions of quantity estimates	56,710	17,619	16,546
Development costs incurred	30,892	5,544	1,248
Net changes in development costs	(149,662)	(68,497)	(16,258)
Interest factor—accretion of discount	28,763	24,129	19,399
Net change in income taxes	(40,070)	—	—
Changes in production rates (timing) and other	(4,504)	(9,523)	(4,358)

Net (decrease) increase	198,378	46,336	47,304
Balance at beginning of year	287,628	241,292	193,988

Balance at end of year	$486,006	$287,628	$241,292

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2011, 2010 and 2009 along with estimates of the operating

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2011, 2010 and 2009 were $104.75, $73.30 and $54.33 per Bbl and $3.21, $4.13 and $3.22 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties through December 31, 2015 are $188.7 million.

        Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax. The Company's net operating loss carryforward was sufficient to fully absorb any future income taxes from oil and gas operations in 2009 and 2010.

        The future net revenue information assumes no escalation of costs or prices, except for oil and natural gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2011 and 2010 are as follows:

	2011
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$23,180	$26,893	$26,018	$27,280	$103,371
Gross profit	15,445	18,187	18,124	20,978	72,734
Net income (loss)	(576)	9,030	10,184	3,001	21,639
Net income (loss) applicable to common stockholders	(579)	9,027	10,181	3,000	21,629
Earnings (loss) per share
Basic	$(0.01)	$0.13	$0.14	$0.04	$0.31
Diluted	$(0.01)	$0.13	$0.14	$0.04	$0.30

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE L—QUARTERLY INFORMATION (UNAUDITED) (Continued)

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

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2011

INDEX TO EXHIBITS

Exhibit
No.
Description

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

Exhibit No.		Description
10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 2007 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.25	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

Exhibit No.		Description
10.28	(21)*	2010 Stock Incentive Plan

10.29	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.30	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.31	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	†	Consent of Grant Thornton LLP

23.3	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	(23)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*
Denotes a management contract or compensatory plan or arrangement.

**
Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

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

(20)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(21)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

†
Filed herewith.