Form 10-K/A
period 2011-12-31
WARREN RESOURCES INC
filed 2012-04-05
CIK 892986

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

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the "SEC") on March 6, 2012 (the "Original Filing"), solely to correct inadvertent printer errors concerning the chart included under the caption "Stockholder Return Performance Presentation" located in Part II, Item 5. For convenience, we have repeated the Original Filing in its entirety with the above-mentioned changes in Part II, Item 5, and without Exhibits, except for Exhibits 31.1, 31.2 and 32. Correspondingly, the list of Exhibits in Part IV, Item 15(a)(3) has been modified to show the incorporation by reference of Exhibits 11, 23.1, 23.2, 23.3 and 92.2 that were included with the Original Filing and are not included with this Amendment. Other than as described in the foregoing, none of the financial statements or other disclosures in the Original Filing have been amended or updated. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

        (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

Exhibit No.		Description
4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

Exhibit No.		Description
10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 2007 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.25	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.28	(21)*	2010 Stock Incentive Plan

10.29	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.30	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.31	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

11	(24)	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	(24)	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	(24)	Consent of Grant Thornton LLP

23.3	(24)	Consent of Netherland, Sewell & Associates, Inc.

Exhibit No.		Description
31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	(23)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	(24)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	(24)	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

(24)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-33275, filed March 6, 2012.

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

Dated: April 5, 2012

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

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2011

INDEX TO EXHIBITS

Exhibit
No.
Description

Exhibit No.		Description
2.1	(1)	Stock Exchange Agreement, dated September 1, 2000, by and among the Registrant, Petroleum Development Corporation, James C. Johnson, Jr. and Gregory S. Johnson.

3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Class A Common Stock Warrant

4.3	(6)	Form of Class B Common Stock Warrant

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

Exhibit No.		Description
10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.11	(13)*	Employment Agreement dated as of July 1, 2005, between the Registrant and Lloyd Davies

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.15	(1)	Form of Partnership Production Marketing Agreement

10.16	(3)	Exchange Agreement dated as of the 11th day of December, 2002, between Anadarko E&P Company LP, and Warren Resources, Inc.

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(15)	First Amendment to Credit Agreement dated as of August 9, 2007 amount Warren Resources, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A.

10.24	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.25	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.26	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.27	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

Exhibit No.		Description
10.28	(21)*	2010 Stock Incentive Plan

10.29	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.30	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.31	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

11	(24)	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	(24)	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	(24)	Consent of Grant Thornton LLP

23.3	(24)	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	(23)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	(24)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	(24)	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

(24)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-33275, filed March 6, 2012.

†
Filed herewith.