Form 10-Q
period 2012-03-31
WARREN RESOURCES INC
filed 2012-05-01
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The aggregate number of Registrant’s outstanding shares on April 30, 2012 was 71,693,466 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$7,199	$10,614
Accounts receivable — trade	12,190	13,660
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	132	135
Derivative financial instruments	416	309
Other current assets	1,680	948

Total current assets	21,617	25,666

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $23,284 and $22,963 as of March 31, 2012 and December 31, 2011)	284,087	275,443
Property and equipment—at cost, net	16,409	16,926
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,188	1,214
Other assets	4,325	4,383

Total other assets	306,009	297,966
	$327,626	$323,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,357	$2,831
Accounts payable and accruals	29,908	38,234
Derivative financial instruments	—	980

Total current liabilities	32,265	42,045

Long-Term Liabilities
Debentures, less current portion	1,486	1,486
Other long-term liabilities, less current portion	16,081	16,510
Line of credit	99,500	89,500

	117,067	107,496

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares and 10,703 in 2012 and 2011, respectively (aggregate liquidation preference $128 in 2012 and $128 in 2011)	128	128
Common stock - $.0001 par value; authorized, 100,000,000 shares; issued 71,688,375 shares in 2012 and 71,518,810 shares in 2011	7	7
Additional paid-in-capital	465,403	464,985
Accumulated deficit	(286,767)	(290,578)
Accumulated other comprehensive income, net of applicable income taxes of $164 in 2012 and $181 in 2011	251	277
	179,022	174,819
Less common stock in Treasury—at cost; 632,250 shares in 2012 and 2011	728	728
Total stockholders’ equity	178,294	174,091
	$327,626	$323,632

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2012	2011

Operating revenues
Oil and gas sales	$28,354	$23,180

Operating expenses
Lease operating expense and taxes	8,500	7,735
Depreciation, depletion and amortization	10,105	6,129
General and administrative	4,293	3,563

Total operating expenses	22,898	17,427

Income from operations	5,456	5,753

Other income (expense)
Interest and other income	25	19
Interest expense	(775)	(571)
Loss on derivative financial instruments	(878)	(5,772)

Total other expense	(1,628)	(6,324)

Income (loss) before taxes	3,828	(571)

Deferred income tax expense	17	5

Net income (loss)	3,811	(576)

Less dividends and accretion on preferred shares	3	3

Net income (loss) applicable to common stockholders	$3,808	$(579)

Earnings (loss) per share — Basic	$0.05	$(0.01)
Earnings (loss) per share — Diluted	0.05	(0.01)

Weighted average common shares outstanding — Basic	71,025,089	70,741,785
Weighted average common shares outstanding — Diluted	72,194,300	70,741,785

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2012	2011

Net income (loss)	$3,811	$(576)
Other comprehensive income (loss)
Holding losses on available for sale investments	(26)	(8)

Comprehensive income (loss)	$3,785	$(584)

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31 (Unaudited)
	(in thousands)
	2012	2011

Cash flows from operating activities:
Net income (loss)	$3,811	$(576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(14)	(13)
Amortization of deferred offering costs	51	52
Depreciation, depletion and amortization	10,105	6,129
Change in fair value of derivative financial instruments	(1,087)	3,643
Stock option expense	383	358
Deferred tax expense	17	5
Change in assets and liabilities:
Decrease (increase) in accounts receivable—trade	515	(623)
Increase in other assets	(724)	(879)
Increase (decrease) in accounts payable and accruals	692	(337)
Decrease in other long-term liabilities	(858)	(92)

Net cash provided by operating activities	12,891	7,667

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(26,012)	(5,742)
Purchase of property and equipment	(293)	(3,150)

Net cash used in investing activities	(26,305)	(8,892)

Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payments on debt and debentures	(38)	(734)
Issuance of common stock, net	37	58

Net cash provided by (used in) financing activities	9,999	(676)

Net decrease in cash and cash equivalents	(3,415)	(1,901)

Cash and cash equivalents at beginning of period	10,614	11,092

Cash and cash equivalents at end of period	$7,199	$9,191

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$738	$517
Noncash investing and financing activities
Accrued preferred stock dividend	3	3

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in California, Wyoming and New Mexico.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2012 and December 31, 2011, the consolidated results of operations for the three months ended March 31, 2012 and 2011 and consolidated cash flows for the three months ended March 31, 2012 and 2011. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2011. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2011 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 and $0.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	74.0%	74.7%
Risk-free interest rate	0.5%	1.4%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2011	3,092,985	$3.89
Granted	10,000	3.07
Exercised	(41,890)	0.89
Forfeited or expired	(328,332)	10.45
Outstanding at March 31, 2012	2,732,763	$3.15	2.25	$3,927
Exercisable at March 31, 2012	2,260,842	$3.23	2.05	$3,619

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 were approximately $107,000 and $240,000 respectively.

As of March 31, 2012 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.6 million, which we expect to recognize over a weighted average period of 1.3 years.

Restricted Shares

Restricted share activity as of March 31, 2012 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2011	615,731	$4.22
Granted	—	—
Vested	(197,169)	11.15
Forfeited	—	—
Outstanding at March 31, 2012	418,562	$4.21

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.7 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

Additionally, holders of the preferred stock can elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any, (“Redemption Price”).  Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to the holder shares of common stock in an amount equal to 125% of the redemption price and any accrued and unpaid dividends, based on the weighted average closing “bid” price of the Company’s common stock for the thirty trading days immediately preceding the date of the written redemption election by the holder up to a maximum of 1.5 shares of common stock for each one share of preferred stock redeemed. The Company has accreted the carrying value of its preferred stock to its redemption price using the effective interest method with changes recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings applicable to common stockholders.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2012 and March 31, 2011 of 52,522 and 52,522 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 1,002,979 and 3,897,054 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $3.15 and $3.97 at March 31, 2012 and March 31, 2011, respectively. At March 31, 2012 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $35 to $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands, except for per share data)
Net earnings (loss) applicable to common shareholders	$3,808	$(579)

Weighted average shares outstanding - basic	71,025,089	70,741,785
Effect of dilutive securities — stock options	1,169,211	—

Weighted average shares outstanding - diluted	72,194,300	70,741,785

Basic net earnings (loss) per share	$0.05	$(0.01)
Diluted net earnings (loss) per share	$0.05	$(0.01)

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2012	2011
	(in thousands)

Line of Credit	$99,500	$89,500
Convertible debentures	1,651	1,651
Debt collateralized by treasury stock	65	103
Asset retirement obligations	15,108	15,507
Litigation allowance	3,100	3,100
Drilling rig note payable	—	466
	119,424	110,327
Less current portion	2,357	2,831
Long-term portion	$117,067	$107,496

On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. This replaced the prior $250 million credit agreement with GE Business Financial Services, Inc. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company. The initial Borrowing Base is $130 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $0.1 million was accrued as of March 31, 2012. As of March 31, 2012, the Company has $99.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of March 31, 2012.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of March 31, 2012, was 2.75%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35 to $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2012, there were no bond redemptions.

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

March 31,
2012
(in thousands)
Balance at beginning of period	$15,507
Liabilities incurred in current period	94
Liabilities settled in current period	(858)
Accretion expense	365
Balance at end of period	$15,108

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals.  Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010.  On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren’s brief on May 31, 2011. Warren replied to Gotham’s response on June 23, 2011. Oral arguments were heard before the Texas Court of Appeals in January 2012.  On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, Gotham may file a motion for rehearing with the Court of Appeals, which would be due on May 3, 2012. Gotham may also petition the Texas Supreme Court seeking a review of the ruling, which review is discretionary and may or may not be accepted by the Court.

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

Other Long-Term Liabilities.  The carrying amount approximates fair value due to the current rates offered to the Company for long-term liabilities of the same remaining maturities.

Line of Credit. The carrying amount approximates fair value due to the current rates offered to the Company for lines of credit.

Derivatives. The fair values are based upon observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs) and are reported on the Consolidated Balance Sheets at fair value.

	March 31, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral security account	$3,163	$3,163	$3,163	$3,163

Financial liabilities
Fixed rate debentures	$2,131	$1,651	$2,195	$1,651
Other long-term liabilities	65	65	103	103
Line of credit	99,500	99,500	89,500	89,500

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

March 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,320	$—	$—	$1,320
Commodity derivatives	$—	$416	$—	$416

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,349	$—	$—	$1,349
Commodity derivatives	$—	$309	$—	$309

	Level 1	Level 2	Level 3	Total
	(in thousands)

Liabilities
Commodity derivatives	$—	$980	$—	$980

NOTE I — DERIVATIVE FINANCIAL INSTRUMENTS

To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management’s view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our derivatives are in the form of puts and a gas differential swap.  However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges for accounting purposes.

The following table summarizes the open financial derivative positions as of March 31, 2012, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/12 - 12/31/12	1,818 Bbl/d	$90.00
Oil	NYMEX Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70.00
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	$-0.51	*

*                                         This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months
Hedging Instrument under	Ended March 31,
authoritative guidance	2012	2011
(in thousands)
Realized loss on hedges	$(380)	$(1,838)

Unrealized loss on hedges	(498)	(3,934)

Total	$(878)	$(5,772)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
March 31, 2012 (in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$640
Commodity—Natural Gas	current	(224)

Total derivatives not designated as hedging instruments		$416

	Derivative Assets
December 31, 2011 (in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	309

Total derivatives not designated as hedging instruments		$309

	Derivative Liabilities
December 31, 2011 (in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	(980)
Total derivatives not designated as hedging instruments		$(980)

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

As of March 31, 2012, the counterparties to the Company’s commodity derivative contracts consist of two financial institutions. The Company’s counterparties or their affiliates are also lenders under the Company’s Senior Credit Agreement. As a result, the counterparties to the Company’s derivative agreements share in the collateral supporting the Company’s Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE J — INCOME TAXES

The Company’s effective tax rate differs from the federal statutory tax rate due to changes in the valuation allowance on the Company’s net deferred tax asset.

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, guidance was issued that (i) will require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and (ii) eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this guidance beginning January 1, 2012 and it did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2011 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2012, we owned oil and natural gas leasehold interests in approximately 129,588 gross, 69,641 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $3.4 million to $7.2 million during the three months ended March 31, 2012.  This resulted from cash provided from operating activities of $12.9 million and cash provided by financing activities of $10.0 million offset by cash used in investing activities of $26.3 million.

Cash provided by operating activities was primarily generated by oil and gas operations.  Cash used in investing activities was primarily spent on oil and gas properties and equipment.  Cash provided by financing activities primarily represented an increase in net debt under the Credit Facility.

On December 15, 2011, the Company entered into a new, five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent (the “Agent”), and various other lenders named therein, and Warren Resources of California, Inc. and Warren E&P, Inc., as Guarantors (the “Credit Facility”). The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the Guarantors, which are two wholly-owned subsidiaries of the Company. The initial Borrowing Base was increased to $130 million at closing. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.

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

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the

“Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. As of March 31, 2012, the Company had borrowed $99.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During 2012, the Company incurred $0.7 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of March 31, 2012. The weighted average interest rate as of March 31, 2012 was 2.75%.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including puts and differential swap agreements for a portion of its 2012 production to reduce price volatility and reductions in discretionary expenditures. As of March 31, 2012, approximately 96% of the Company’s estimated 2012 oil production is covered with puts and 22% of its natural gas production is covered with price differential swaps. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first three months of 2012, the Company had net income of $3.8 million (which included $0.5 million of unrealized loss on derivative financial instruments). This compares to the three months of 2011 when the Company had a net loss of $0.6 million (which included a $3.9 million of unrealized loss on derivative financial instruments). At March 31, 2012, current assets were $10.7 million less than current liabilities. Currently, the Company has a borrowing base of $130 million and $99.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first three months of 2012, our oil lease operating expenses were $20.85 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first three months of 2012, our natural gas lease operating expenses were $2.69 per net mcf of gas produced.

At March 31, 2012, we had approximately 2.3 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 0.5 million had exercise prices above the closing market price $3.26 of our common stock on March 31, 2012.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at March 31, 2012.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of March 31, 2012	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$99,500	$—	$—	$99,500	$—
Bonds	1,651	165	282	229	975
Drilling rigs	250	250	—	—	—
Other Accounts Payable	67	67	—	—	—
Leases	3,931	630	1,071	840	1,390
Total	$105,399	$1,112	$1,353	$100,569	$2,365

*                                         Does not include estimated interest of $2.8 million less than one year, $5.7 million 1-3 years, $4.8 million 3-5 years and $1.1 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Oil and gas sales. Revenue from oil and gas sales increased $5.2 million in the first quarter of 2012 to $28.4 million, a 22% increase compared to the same quarter in 2011.  This increase resulted from an increase in oil production and an increase in realized oil prices.  Net oil production for the three months ended March 31, 2012 and 2011 was 249 Mbbls and 210 Mbbls, respectively.  Net gas production for the three months ended March 31, 2012 and 2011 was 1.23 Bcf and 1.18 Bcf, respectively.  The average realized price per barrel of oil for the three months ended March 31, 2012 and 2011 was $100 and $87, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2012 and 2011 was $2.85 and $4.15, respectively.

Lease operating expense. Lease operating expense increased 10% to $8.5 million ($18.72 per boe) for the first quarter of 2012 compared to $7.7 million ($19.07 per boe) in the comparable period of 2011. Primarily, this increase resulted from an increase in production.  Net production increased 12% to 454 thousand Boe during the first quarter of 2012 compared to 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $4.0 million for the first quarter of 2012 to $10.1 million, a 65% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in the 2012 depletion rate and an increase in production.  The 2012 depletion rate increased to $22.24 per boe compared to $15.11 per boe in 2011.  The increase in the 2012 depletion rate compared to the 2011 depletion rate on a boe basis reflects an increase in estimated future development costs.  Estimated future development costs were $171 million at March 31, 2012 compared to $84 million at March 31, 2011.  Additionally during the quarter, the Company recorded additional depreciation of $0.3 million compared to the corresponding quarter of last year related to its drilling rig.

General and administrative expenses. General and administrative expenses increased $0.7 million in the first quarter of 2012 to $4.3 million, a 20% increase compared to the corresponding quarter last year.  This increase resulted from an increase of $0.2 million related salaries, an increase of $0.2 related to the employer portion of taxes for stock option exercises and an increase of $0.1 for consulting expenses.

Interest expense. Interest expense increased 36% to $0.8 million in the first quarter of 2012 compared to the same quarter last year.  The increase results from an increase in borrowings under our Credit Facility from $69.5 million at March 31, 2011 to $99.5 million at March 31, 2012.

Interest and other income. Interest and other income increased $6 thousand in the first quarter of 2012 to $25 thousand, compared to the same quarter in 2011.

Gain (loss) on derivative financial instruments.  Derivative losses of $0.9 million were recorded during the first quarter of 2012. This amount reflects $0.4 million of realized losses and $0.5 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2011 Form 10-K includes a discussion of our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Energy Price Risk

The Company’s most significant market risk is the pricing for natural gas and crude oil. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline.

Commodity Risk

Our primary market risk exposure is in the price we receive for our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.

Derivative Instruments and Hedging Activity

We have entered into several financial derivative swap contracts, calls and costless collars to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge up to at least 50% of our current and anticipated production for the next 12 to 24 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

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

The following table summarizes our open financial derivative positions as of May 1, 2012 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/12 - 01/31/12	1,818 Bbl/d	$90.00
Oil	NYMEX Put	01/01/12 - 12/31/12	1,000 Bbl/d	$70.00
Natural Gas Differentials	Swap	01/01/12 - 12/31/12	3,000 Mcf/d	$-0.51	*

*                                         This represents a differential spread between NYMEX and CIG pricing.

Interest Rate Risk

At March 31, 2012, we had debt outstanding under our Credit Facility of $99.5 million.  Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. We are exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease.

Other Financial Instruments

Other financial instruments consist of the following: cash and cash equivalents, U.S. treasury bonds, collateral security accounts, line of credit and other long-term liabilities. The carrying amounts of these instruments approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value.

Inflation and Changes in Prices

The general level of inflation affects our costs. Salaries and other general and administrative expenses are impacted by inflationary trends and the supply and demand of qualified professionals and professional services. Inflation and price fluctuations affect the costs associated with exploring for and producing oil and natural gas, which have a material impact on our financial performance.

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Registration Statement on Form S-3, and the prospectus supplement thereto, in connection with our public offering on October 23, 2009, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101**

The following financial information from Warren Resources, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the three month period ended March 31, 2012, (ii) the Consolidated Statement of Comprehensive Income for the three month period ended March 31, 2012, (iii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements

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
Date: May 1, 2012
/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President, Chief Financial Officer and Principal Accounting Officer