Form 10-Q
period 2012-09-30
WARREN RESOURCES INC
filed 2012-11-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The aggregate number of Registrant’s outstanding shares on November 7, 2012 was 71,846,233 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$13,475	$10,614
Accounts receivable — trade	15,940	13,660
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	142	135
Derivative financial instruments	—	309
Other current assets	711	948

Total current assets	30,268	25,666

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $22,427 and $22,963 as of September 30, 2012 and December 31, 2011)	286,716	275,443
Property and equipment—at cost, net	17,070	16,926
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,273	1,214
Funds held in escrow	3,239	—
Other assets	4,211	4,383

Total other assets	312,509	297,966
	$342,777	$323,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,220	$2,831
Accounts payable and accruals	33,389	38,234
Derivative financial instruments	690	980

Total current liabilities	36,299	42,045

Long-Term Liabilities
Debentures, less current portion	1,472	1,486
Other long-term liabilities, less current portion	16,836	16,510
Derivative financial instruments	1,295	—
Line of credit	99,500	89,500

	119,103	107,496

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2012 and 2011 (aggregate liquidation preference $128 in 2012 and 2011)	128	128
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 71,840,120 shares in 2012 and 71,518,810 shares in 2011	7	7
Additional paid-in-capital	466,774	464,985
Accumulated deficit	(279,101)	(290,578)
Accumulated other comprehensive income, net of applicable income taxes of $195 in 2012 and $181 in 2011	295	277
	188,103	174,819

Less common stock in Treasury—at cost; 632,250 shares in 2012 and 2011	728	728
Total stockholders’ equity	187,375	174,091
	$342,777	$323,632

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2012	2011	2012	2011

Operating revenues
Oil and gas sales	$31,361	$26,018	$89,893	$76,091

Operating expenses
Lease operating expense and taxes	7,084	7,894	22,761	24,335
Depreciation, depletion and amortization	13,234	7,604	34,571	20,582
General and administrative	4,417	3,684	14,927	10,847

Total operating expenses	24,735	19,182	72,259	55,764

Income from operations	6,626	6,836	17,634	20,327

Other income (expense)
Interest and other income	15	27	59	62
Interest expense	(853)	(749)	(2,458)	(2,093)
Gain (loss) on derivative financial instruments	(3,383)	4,001	(3,772)	266

Total other income (expense)	(4,221)	3,279	(6,171)	(1,765)

Income before taxes	2,405	10,115	11,463	18,562

Deferred income tax benefit	(3)	(69)	(14)	(76)

Net income	2,408	10,184	11,477	18,638

Less dividends and accretion on preferred shares	3	3	8	8

Net income applicable to common stockholders	$2,405	$10,181	$11,469	$18,630

Earnings per share — Basic	$0.03	$0.14	$0.16	$0.26
Earnings per share — Diluted	0.03	0.14	0.16	0.26

Weighted average common shares outstanding — Basic	71,178,903	70,877,106	71,089,212	70,812,083
Weighted average common shares outstanding — Diluted	72,040,393	71,950,576	72,027,145	72,065,686

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2012	2011	2012	2011

Net income	$2,408	$10,184	$11,477	$18,638
Other comprehensive income
Holding gains on available for sale investments	1	102	18	113

Comprehensive income	$2,409	$10,286	$11,495	$18,751

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30 (Unaudited)
	(in thousands)
	2012	2011

Cash flows from operating activities:
Net income	$11,477	$18,638
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(43)	(40)
Amortization of deferred offering costs	153	155
Depreciation, depletion and amortization	34,571	20,582
Change in fair value of derivative financial instruments	1,315	(10,037)
Gain on sale of US treasury bonds — available for sale	(4)	—
Stock option expense	1,689	1,151
Deferred tax expense	(14)	(76)
Change in assets and liabilities:
Increase in accounts receivable—trade	(2,947)	(588)
Decrease in other assets	255	2
Increase in accounts payable and accruals	7,237	2,690
Decrease in other long-term liabilities	(1,052)	(292)

Net cash provided by operating activities	52,637	32,185

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(54,952)	(28,918)
Funds held in escrow	(3,239)	—
Purchase of property and equipment	(1,587)	(6,733)
Proceeds from sale of US treasury bonds — available for sale	13	—

Net cash used in investing activities	(59,765)	(35,651)

Cash flows from financing activities:
Proceeds from line of credit	10,000	—
Payments on debt and debentures	(118)	(2,205)
Proceeds from the exercise of stock options	107	123

Net cash provided by (used in) financing activities	9,989	(2,082)

Net increase (decrease) in cash and cash equivalents	2,861	(5,548)

Cash and cash equivalents at beginning of period	10,614	11,092

Cash and cash equivalents at end of period	$13,475	$5,544

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$2,339	$1,948
Noncash investing and financing activities
Accrued preferred stock dividend	8	8

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2012 and December 31, 2011, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011and consolidated cash flows for the nine months ended September 30, 2012 and 2011. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2011. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2011 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.8 and $0.4 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately $1.7 and $1.2 million for the nine months ending September 30, 2012 and September 30, 2011, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2012	2011
Dividend yield	0%	0%
Expected volatility	73.4%	74.5%
Risk-free interest rate	0.5%	1.2%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at June 30, 2012	2,711,262	$2.90
Granted	4,000	3.21
Exercised	(136,704)	0.51
Forfeited or expired	(139,333)	5.68
Outstanding at September 30, 2012	2,439,225	$2.88	1.89	$3,050
Exercisable at September 30, 2012	1,970,265	$2.90	1.63	$2,855

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 were approximately $358,000 and $487,000 respectively.

As of September 30, 2012 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.4 million, which we expect to recognize over a weighted average period of 1.4 years.

Restricted Shares

Restricted share activity for the nine months ended September 30, 2012 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2011	615,731	$4.22
Granted	705,965	2.91
Vested	(220,509)	10.37
Forfeited	(2,120)	4.22
Outstanding at September 30, 2012	1,099,067	$3.39

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2012 and September 30, 2011 of 52,093 and 52,522 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 1,644,817 and 1,519,795 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2012 and 2011, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $2.88 and $4.03 at September 30, 2012 and September 30, 2011, respectively. At September 30, 2012 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50. The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net earnings applicable to common shareholders	$2,405	$10,181	$11,469	$18,630

Weighted average shares outstanding - basic	71,178,903	70,877,106	71,089,212	70,812,083
Effect of dilutive securities — stock options	861,490	1,073,470	937,933	1,253,603

Weighted average shares outstanding - diluted	72,040,393	71,950,576	72,027,145	72,065,686

Basic net earnings per share	$0.03	$0.14	$0.16	$0.26
Diluted net earnings per share	$0.03	$0.14	$0.16	$0.26

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2012	2011
	(in thousands)

Line of Credit	$99,500	$89,500
Convertible debentures	1,636	1,651
Debt collateralized by treasury stock	—	103
Asset retirement obligations	15,792	15,507
Litigation allowance	3,100	3,100
Drilling rig note payable	—	466
	120,028	110,327
Less current portion	2,220	2,831
Long-term portion	$117,808	$107,496

On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. This replaced the prior $250 million credit agreement with GE Business Financial Services, Inc. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company. The initial Borrowing Base is $130 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $0.1 million was accrued as of September 30, 2012. As of September 30, 2012, the Company has $99.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with these covenants as of September 30, 2012.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of September 30, 2012, was 2.72%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the nine months ended September 30, 2012, there was a bond redemption of $15,000.

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

September 30,
2012
(in thousands)
Balance at beginning of period	$15,507
Liabilities incurred in current period	261
Liabilities settled in current period	(1,052)
Accretion expense	1,076
Balance at end of period	$15,792

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P commenced to appeal the order of the trial court to the Texas Court of Appeals. Oral arguments were heard before the Texas Court of Appeals in January 2012.  On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance.   In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham’s petition. The Court’s discussion to accept Gotham’s petition for review is discretionary and may or may not be accepted by the Court.

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

	September 30, 2012		December 31, 2011
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$3,164	$3,164	$3,163	$3,163
Financial liabilities
Fixed rate debentures	$2,203	$1,636	$2,195	$1,651
Other long-term liabilities	—	—	103	103
Line of credit	99,500	99,500	89,500	89,500

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

September 30, 2012

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)

Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,415	$—	$—	$1,415

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivatives	$—	$1,985	$—	$1,985

December 31, 2011

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)

Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,349	$—	$—	$1,349
Commodity derivatives	$—	$309	$—	$309

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivatives	$—	$980	$—	$980

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

The following table summarizes the open financial derivative positions as of September 30, 2012, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/12 12/31/12	1,818 Bbl/d	$90.00
Oil	NYMEX Put	01/01/12 12/31/12	1,000 Bbl/d	$70.00
Oil	Brent Put	01/01/13 09/30/13	1,375 Bbl/d	$70.00
Natural Gas Differentials	Swap	01/01/12 -12/31/12	3,000 MMBtu/d	$-0.51	*
Gas	Swap	9/01/12 - 12/31/12	6,000 MMBtu/d	$3.11
Gas	Swap	01/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79

*              This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Nine Months
Hedging Instrument under	Ended September 30,		Ended September 30,
authoritative guidance	2012	2011	2012	2011
(in thousands)

Realized cash settlements on hedges	$(688)	$(4,443)	$(1,542)	$(9,664)

Unrealized gain (loss) on hedges	(2,695)	8,444	(2,230)	9,930

Total	$(3,383)	$4,001	$(3,772)	$266

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

September 30, 2012

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$385

Commodity—Natural Gas	current	(1,075)

Commodity—Natural Gas	Non-current	(1,295)

Total derivatives not designated as hedging instruments		$(1,985)

December 31, 2011

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value

Commodity—Natural Gas	current	$309

Total derivatives not designated as hedging instruments		$309

December 31, 2011

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value

Commodity—Oil	current	$(980)

Total derivatives not designated as hedging instruments		$(980)

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

As of September 30, 2012, the counterparties to the Company’s commodity derivative contracts consist of two financial institutions. The Company’s counterparties or their affiliates are also lenders under the Company’s Senior Credit Agreement. As a result, the counterparties to the Company’s derivative agreements share in the collateral supporting the Company’s Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

NOTE L — SUBSEQUENT EVENTS

On October 9, 2012, the Company acquired natural gas and midstream assets in the Atlantic Rim Project area from Anadarko Petroleum Corporation. The Company paid a total of $16.1 million for these assets. As of September 30, 2012, the Company had $3.2 million of funds held in escrow in relation to this transaction. As a result of this transaction, the Company’s estimated proved developed reserves in the Atlantic Rim will increase by approximately 18.3 billion cubic feet. Additionally, the acquisition will add natural gas production of about 7.8 million cubic feet per day. The Company also gained total control of the Atlantic Rim assets and the midstream assets as a result of this acquisition.

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2012, we owned oil and natural gas leasehold interests in approximately 119,639 gross, 61,682 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $2.9 million to $13.5 million during the nine months ended September 30, 2012.  This resulted from cash provided from operating activities of $52.6 million and cash provided by financing activities of $10.0 million offset by cash used in investing activities of $59.7 million.

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

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. As of September 30, 2012, the Company had borrowed $99.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During 2012, the Company incurred $2.5 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of September 30, 2012. The weighted average interest rate as of September 30, 2012 was 2.72%.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including swaps, puts and differential swap agreements for a portion of its 2012 and 2013 production to reduce price volatility and reductions in discretionary expenditures. As of September 30, 2012, approximately 94% of the Company’s estimated 2012 oil production is covered with puts, approximately 70% of its estimated natural gas production covered with swaps and approximately 15% of its natural gas production is covered with price differential swaps. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first nine months of 2012, the Company had net income of $11.5 million (which included $3.8 million of losses on derivative financial instruments). This compares to the nine months of 2011 when the Company had net income of $18.6 million (which included a $0.3 million of gains on derivative financial instruments). At September 30, 2012, current assets were $6.0 million less than current liabilities. As of September 30, 2012, the Company has a borrowing base of $130 million and $99.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first nine months of 2012, our oil lease operating expenses were $17.12 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first nine months of 2012, our natural gas lease operating expenses were $2.30 per net mcf of gas produced.

At September 30, 2012, we had approximately 2.0 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 0.4 million had exercise prices above the closing market price $3.04 of our common stock on September 30, 2012.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.4 million at September 30, 2012.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of September 30, 2012	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$99,500	$—	$—	$99,500	$—
Bonds	1,636	164	280	226	966
Leases	3,638	703	911	852	1,172
Total	$104,774	$867	$1,191	$100,578	$2,138

*                             Does not include estimated interest of $2.8 million less than one year, $5.6 million 1-3 years, $3.6 million 3-5 years and $0.8 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Oil and gas sales. Revenue from oil and gas sales increased $5.3 million in the third quarter of 2012 to $31.4 million, a 21% increase compared to the same quarter in 2011.  This increase primarily resulted from an increase in oil production.  Net oil production for the three months ended September 30, 2012 and 2011 was 294 Mbbls and 232 Mbbls, respectively.  Net gas production for the three months ended September 30, 2012 and 2011 was 1.20 Bcf and 1.30 Bcf, respectively.  The average realized price per barrel of oil for the three months ended September 30, 2012 and 2011 was $95 and $89, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended September 30, 2012 and 2011 was $2.82 and $4.18, respectively.

Lease operating expense. Lease operating expense decreased 10% to $7.1 million ($14.32 per boe) for the third quarter of 2012 compared to $7.9 million ($17.59 per boe) in the comparable period of 2011. Primarily, this decrease resulted from a reduced workover expense in our Atlantic Rim Project.  Additionally, the decrease resulted from lower gas severance taxes due to lower natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $5.6 million for the third quarter of 2012 to $13.2 million, a 74% increase compared to the corresponding quarter last year.  The increase in depletion expense resulted from an increase in the 2012 depletion rate and an increase in production.  The 2012 depletion rate increased to $26.75 per boe compared to $16.94 per boe in 2011.  The increase in the 2012 depletion rate compared to the 2011 depletion rate on a boe basis reflects a reduction in proved gas reserves from 11 million boe at September 30,

2011 to 2 million boe as of September 30, 2012.  Additionally, estimated future development costs and abandonment costs increased from $75 million at September 30, 2011 to $153 million at September 30, 2012.

General and administrative expenses. General and administrative expenses increased $0.7 million in the third quarter of 2012 to $4.4 million, a 20% increase compared to the corresponding quarter last year.  This increase resulted from the accelerating vesting of stock options related to the severance package payable to the Company’s former Chief Executive Officer totaling $0.4 million.  Additionally, consulting expense increased $0.2 million during the quarter.

Interest expense. Interest expense increased 14% to $0.9 million in the third quarter of 2012 compared to the same quarter last year.  The increase results from an increase in borrowings under our Credit Facility from $69.5 million at September 30, 2011 to $99.5 million at September 30, 2012.

Interest and other income. Interest and other income decreased $12 thousand in the third quarter of 2012 to $15 thousand, compared to the same quarter in 2011.

Gain (loss) on derivative financial instruments.  Derivative losses of $3.4 million were recorded during the third quarter of 2012. This amount reflects $0.7 million of realized losses and $2.7 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

RESULTS OF OPERATIONS:

Nine months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Oil and gas sales. Revenue from oil and gas sales increased $13.8 million in the first nine months of 2012 to $89.9 million, a 18% increase compared to the same period in 2011.  This increase primarily resulted from an increase in oil production.  Net oil production for the nine months ended September 30, 2012 and 2011 was 836 Mbbls and 665 Mbbls, respectively.  Net gas production for the nine months ended September 30, 2012 and 2011 was 3.67 Bcf and 3.72 Bcf, respectively.  The average realized price per barrel of oil for the nine months ended September 30, 2012 and 2011 was $97 and $91, respectively.  Additionally, the average realized price per Mcf of gas for the nine months ended September 30, 2012 and 2011 was $2.50 and $4.15, respectively.

Lease operating expense. Lease operating expense decreased 6% to $22.8 million ($15.72 per boe) for the first nine months of 2012 compared to $24.3 million ($18.94 per boe) in the comparable period of 2011. Primarily, this decrease resulted from a reduction in water hauling expense and lower plugging and abandonment expense.  In 2011, the Company transported water from the WTU to the NWU due to a lack of water injection capacity in the WTU.  Additionally, the decrease resulted from lower gas severance taxes due to lower natural gas prices.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $14.0 million for the first nine months of 2012 to $34.6 million, a 68% increase compared to the corresponding period last year.  The increase in depletion expense resulted from an increase in the 2012 depletion rate and an increase in production.  The 2012 depletion rate increased to $23.87 per boe compared to $16.02 per boe in 2011.  The increase in the 2012 depletion rate compared to the 2011 depletion rate on a boe basis reflects a reduction in proved gas reserves from 11 million boe at September 30, 2011 to 2 million boe as of September 30, 2012.  Additionally, estimated future development costs and abandonment costs increased from $75 million at September 30, 2011 to $153 million at September 30, 2012.

General and administrative expenses. General and administrative expenses increased $4.1 million in the first nine months of 2012 to $14.9 million, a 38% increase compared to the corresponding period last year.  This increase resulted from the $2.4 million severance package and accelerated vesting of equity payable to the Company’s former Chief Executive Officer.  Additionally, salary expense and employer portion of taxes relating to vesting equity increased $0.3 million and consulting expense increased $0.5 million during the period.

Interest expense. Interest expense increased 17% to $2.5 million in the first nine months of 2012 compared to the same period last year.  The increase results from an increase in borrowings under our Credit Facility from $69.5 million at September 30, 2011 to $99.5 million at September 30, 2012.

Interest and other income. Interest and other income decreased $3 thousand in the first nine months of 2012 to $59 thousand, compared to the same period in 2011.

Gain (loss) on derivative financial instruments.  Derivative losses of $3.8 million were recorded during the first nine months of 2012. This amount reflects $1.6 million of realized losses and $2.2 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

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

The following table summarizes our open financial derivative positions as of November 6, 2012 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/12 12/31/12	1,818 Bbl/d	$90.00
Oil	NYMEX Put	01/01/12 12/31/12	1,000 Bbl/d	$70.00
Oil	Brent Put	01/01/13 09/30/13	1,375 Bbl/d	$70.00
Natural Gas Differentials	Swap	01/01/12 -12/31/12	3,000 MMBtu/d	$-0.51	*
Gas	Swap	9/01/12 - 12/31/12	6,000 MMBtu/d	$3.11
Gas	Swap	01/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79

*                                         This represents a differential spread between NYMEX and CIG pricing.

Interest Rate Risk

At September 30, 2012, we had debt outstanding under our Credit Facility of $99.5 million.  Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. We are exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit
Number	Description

10.1*	Amendment to 2010 Stock Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File.

*	Filed herewith.
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

WARREN RESOURCES, INC. (Registrant)

Date: November 7, 2012		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin Executive Vice President, Chief Financial Officer and Principal Accounting Officer