Form 10-K
period 2012-12-31
WARREN RESOURCES INC
filed 2013-03-06
CIK 892986

Use these links to rapidly review the document
WARREN RESOURCES, INC. FORM 10-K TABLE OF CONTENTS
PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2012 was $172,876,410.

         The number of shares of registrant's common stock outstanding as of March 5, 2013 was 72,636,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        As of December 31, 2012, we owned natural gas and oil leasehold interests in approximately 124,587 gross (94,140 net) acres, approximately 85% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 160 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 125 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing.

        As of December 31, 2012, we had estimated net proved reserves of 24.9 MMBoe, with a PV-10 value of $495 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 16.4 MMBbls in our Wilmington units (66%) and 51.2 Bcfe primarily in our CBM program in the Washakie Basin (34%). These net proved reserves are located on approximately 15% of our total net acreage.

        As of December 31, 2012, we had interests in 447 gross (299 net) producing wells and are the operator of record or actively participate in the management and operations for 92% of these wells. For the month of December 2012, our average daily production was 12 thousand barrels of oil equivalent per day ("MBoe/d") gross (6.2 MBoe/d net). For 2013, we have a total capital expenditure budget of approximately $58 million.

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

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control per unit production costs. We have identified a total of approximately 160 gross oil well drilling locations in our Wilmington Field oil properties and 125 gross drilling locations in our Rocky Mountain CBM properties.

  •
  Maximize Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base. We intend to increase our proved reserves and production in future years by drilling wells on our undeveloped, unproved acreage, which represents approximately 85% of our acreage position at December 31, 2012.

  •
  Acquire Additional Resources.  We have been successful in expanding operations through targeted acquisitions in our core areas of expertise. For example, our expertise in waterflood and horizontal drilling lead to the acquisitions of the Wilmington Townlot Unit and the North Wilmington Unit. We will continue to review asset acquisitions that meet our economic criteria with a focus on large development potential of both oil and gas properties, which can be developed at a reasonable cost.

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

  •
  Reduce Costs Through Economies of Scale and Efficient Operations.  As we continue to increase our production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. We seek to exert more control over costs and timing in our exploration, development and production activities through our operating activities.

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

        Long-Lived Proved Reserves with Stable Production Characteristics.    Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics with a ratio of total proved reserves to production of approximately 12 years.

        Low-Risk Multi-Year Drilling Inventory in Established Resource Plays.    Most of our drilling locations are located in proven resource plays that possess low geologic risk leading to predictable drilling results. Our California assets where we have identified approximately 160 gross drilling locations have an average vertical depth of less than 4,000 feet and are located in areas where we are an established driller and producer.

        Operational control and financial flexibility.    As of December 31, 2012, we were the operator of record or actively participate in the management and operations for 92% of our producing wells. We generally prefer to retain operating control over our properties, allowing us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary which allows us a significant degree of flexibility to adjust the size of our capital budget. We finance our drilling budget primarily through our internally generated operating cash flows.

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

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California and also CBM projects in the Rocky Mountain region. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	113,275	87,746	74,574
Wilmington Field, California	2,476	2,460	442
Pacific Rim Project, Wyoming	1,462	1,268	1,267
Other(1)	7,374	2,666	1,951

Total	124,587	94,140	78,234

(1)
Includes conventional oil and gas properties located primarily in New Mexico and Texas.

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

        During December 2012, we averaged 3,240 barrels of oil per day ("Bbls/d") gross, (2,625 Bbls/d net) production in the Wilmington Townlot Unit, compared to 2,830 Bbls/d gross (2,292, Bbls/d net) production during December 2011. As of December 31, 2012, there were 118 gross (117 net) producing wells. In addition, estimated proved reserves as of December 31, 2012 were 15.3 MMbbls gross (12.4 MMbbls net), of which approximately 56% are proved developed producing ("PDP") or proved developed non-producing ("PDNP") and 44% are proved undeveloped ("PUD"). We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery.

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

        During December 2012, we averaged 356 Bbls/d gross, (302 Bbls/d net) production in the North Wilmington Unit. In addition, estimated proved reserves as of December 31, 2012 were 4.7 MMbbls gross (4.0 MMbbls net), of which 27% are PDPs and 73% are proved undeveloped ("PUD").

Rocky Mountain Projects in the Washakie Basin

  Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2012, we own 114,737 gross (89,014 net) acres prospective for CBM development in this area, of which 75,841 net acres are undeveloped. This area contains approximately 125 gross identified drilling locations primarily on 80-acre well spacing. The report prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2012 estimates that the gross recoverable proved developed reserves for 144 CBM wells drilled and producing in our core CBM project area in this basin were 92 Bcf gross (49.4 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim Area. We own approximately 61,464 gross (50,083 net) undeveloped acres of deep rights inside the Spyglass Hill Unit, and approximately 28,660 gross (21,708 net) undeveloped acres of deep rights outside the Spyglass Hill Unit, for a total of 90,124 gross (71,791 net) undeveloped acres in the entire Atlantic Rim Area.

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

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 113,275 gross (87,746 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2012, we have drilled a total of 383 wells. Currently, we are developing the majority of our acreage in the Atlantic Rim projects within the Spyglass Hill Unit. Warren's interest in the Catalina unit is operated by Double Eagle Petroleum Company.

  Spyglass Hill Unit

        On June 10, 2011, the U.S. Bureau of Land Management ("BLM") approved the new Spyglass Hill Unit in the Atlantic Rim area. The Spyglass Hill Unit covers approximately 113,000 gross acres and includes the areas previously committed to the Sun Dog, Doty Mountain, Jack Sparrow and Brown Cow Units, as well as all additional leases in the southern portion of the project area. On October 9, 2012, Warren was nominated to become Operator of the Spyglass Hill Unit (see "Recent Acquisition in Spyglass Hill and Catalina Units" below). Additionally, Warren's leases in the Spyglass Hill Unit area, which are prospective for the deeper Niobrara oil formation, will be protected and perpetuated by Unit operations or production. The BLM requires the drilling of approximately 25 gross (10.3 net) CBM wells per year under the new Spyglass Hill unit agreement. Set forth below are discussions of the three active Sub-Areas within the Spyglass Hill Unit: Sun Dog sub-area, Doty Mountain sub-area and Jack Sparrow sub-area. The Catalina Unit is not included within and remains unaffected by the formation of the Spyglass Hill Unit.

  Recent Acquisition in Spyglass Hill and Catalina Units

        On October 9, 2012 (effective August 1, 2012), the Company closed a purchase and sale transaction and acquired certain additional natural gas and midstream assets from subsidiaries of Anadarko Petroleum Corporation ("Anadarko") in the Atlantic Rim Project in the Washakie Basin. By exercising its preferential rights under an August 16, 2012, Purchase and Sale Agreement between Anadarko and Double Eagle Petroleum Co. and closing this transaction, the Company acquired 79% of Anadarko's 36.5% working interest (or 28.8%) in the Spyglass Hill Unit described in detail below, and acquired approximately 32,645 net leasehold acres therein. This increased the Company's working interest in the entire unit from 30.1% to approximately 60%. The Company also acquired 26.5% of Anadarko's interest in the Catalina Unit area, which increased its working interest in the entire unit area from approximately 16.9% to 22%. Lastly, the Company acquired 100% of Anadarko's 50% interest in the gas gathering, compression and pipeline midstream assets within the Atlantic Rim Project. The midstream assets consist of gathering and compression equipment and a 59 mile long pipeline that transports gas from the gathering systems throughout the Spyglass Hill Unit area to the Wyoming Interstate Company (WIC) interstate gas transportation pipeline. The acquisition price for this transaction was approximately $16 million.

  Sun Dog Sub-Area

        Our initial pod, the Sun Dog sub-area, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog sub-area commenced production in April 2002 at a rate of approximately 200 gross Mcf/d of gas and 6,000 gross Bbls/d of water. Currently the Sun Dog sub-area consists of 113 wells. During December 2012, production from 110 producing wells averaged approximately 14,730 gross Mcf/d of gas and approximately 71,000 gross Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2012, estimated proved developed reserves for the wells in the Sun Dog sub-area 43 Bcf gross (24.4 net) Bcf. We currently own a working interest of approximately 67% in the wells drilled in the initial PA ("Participating Area") of the Sun Dog sub-area. Our working interest will be approximately 69% if the existing sub-area is fully drilled and developed.

  Doty Mountain Sub-Area

        The Doty Mountain sub-area consists of 59 CBM wells on 80-acre spacing. During December 2012, these wells were producing approximately 11,720 gross Mcf/d of natural gas and 25,000 gross Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2012, estimated proved reserves for the wells in the Doty Mountain sub-area were 30.2 gross (18.4 net) Bcf. We currently own an approximate 73% working interest in the wells drilled in the initial PA of the Doty Mountain sub-area. Our working interest will be approximately 76% if the existing sub-area is fully drilled and developed.

  Grace Point Sub-Area (formerly Blue Sky/Jack Sparrow Unit)

        The original CBM pilot was a 24-well program originally drilled on 160-acre spacing in 2003 to establish the Blue Sky sub-area. During 2005, we drilled 11 additional CBM wells to reduce the well spacing to 80-acres and accelerate de-watering. The sub-area was later renamed Jack Sparrow. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, they should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. However, in early 2009, operations were suspended due to economics and remain shut-in. In 2011 the BLM required a 25 well drilling program in the area, which is now designated the Grace Point sub-area, to establish the larger Spyglass Hill Unit. These 25 wells are currently de-watering and producing and met the BLM productivity requirement in March 2012 to validate the Spyglass Hill Unit. During December 2012, these wells produced approximately 1,834 gross Mcf/d of natural gas and 40,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2012, estimated proved reserves for the wells in the Grace Point sub-area were 8.0 gross (5.6 net) Bcf. We own and approximate 86% working interest in the wells drilled in the Grace Point sub-area.

  Catalina Unit

        The Catalina Unit consists of 71 CBM wells. During December 2012, gross production from the Catalina unit averaged approximately 18,200 gross Mcf/d of natural gas and approximately 50,000 gross Bbls/d of water. Warren currently owns a working interest of approximately 13.4% in the PA in the Catalina Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2012, estimated proved reserves for the wells in the Catalina unit were 10.2 Bcf gross (1.0 net) Bcf. Because we have a larger working interest in the undrilled locations, our working interest in the unit will be approximately 22% if the existing unit is fully drilled and developed.

  Niobrara Shale Project

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 72,000 net acre position that is potentially prospective for hydrocarbon production from the Niobrara Shale and other deep formations. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to and north of the Colorado border.

        Warren estimates that the Niobrara Shale formation is at depths between 4,000 and 10,000 feet. Successful Niobrara Shale oil wells that have been developed in southern Wyoming and northern Colorado are typically drilled horizontally, or vertically, with multiple-stage fracturing. The Company is considering possibilities for developing the Niobrara Shale and other deep formations, including joint ventures, cooperative development agreements and joint participation agreements.

Oil and Natural Gas Reserves

  Third Party Reserve Reporting and Controls Over Reserve Report

        The reserves estimates shown herein for the years ended December 31, 2012 and 2011, have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 12 years of practical experience in petroleum engineering, with over 6 years experience in the estimation and evaluation of reserves. He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Howell has been practicing consulting petroleum geology at NSAI since 2005. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 15 years of practical experience in petroleum geosciences, with over 7.5 years experience in the estimation and evaluation of reserves. He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science in Geological Sciences. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. For the year ended December 31, 2010, the Company engaged Williamson Petroleum Consultants, Inc., independent consulting petroleum engineers, to prepare estimates of the Company's proved reserves. The technical persons at Williamson Petroleum Consultants, Inc. responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. These reserves are then reviewed and approved by our in house petroleum engineers and geoscientists who oversee and control preparation of the reserve report by working with the independent consulting petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent consulting petroleum engineers for their review process. Warren's internal reserve review process is coordinated by a team of six degreed reservoir, drilling, and production engineers and three degreed geologists, who have an average of nearly 20 years of experience in the oil and gas industry. The team is responsible for all technical work to meet the requirements of the SEC and Netherland, Sewell & Associates, Inc., as well as our corporate standards. Warren's technical person who was primarily responsible for overseeing the preparation of our reserve estimates was its Senior Vice President—Development. He has over 32 years of experience in the oil and gas industry, including over 10 years as either a reserve evaluator or manager. His professional qualifications include a bachelor's degree in Chemical Engineering (Petroleum Engineering emphasis), a Masters of Business Administration, licensing as a Registered Petroleum Engineer in the State of California, and membership in the Society of Petroleum Engineers.

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

        The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2012. For oil volumes, the average Chevron Midway-Sunset posted price of $104.31 per barrel is used for the California properties and the average West Texas Intermediate posted price of $91.21 per barrel is used for all other properties. These average prices are adjusted by lease for quality, transportation fees, and regional price differentials. For gas volumes, the average CIG Rocky Mountains spot price of $2.563 per thousand cubic feet ("Mcf") is used for the Wyoming properties and the average Henry Hub spot price of $2.757 per Mcf is used for all other properties. These average prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant throughout the lives of the properties. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

  Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2012 and 2011 based upon reserve reports prepared by Netherland, Sewell & Associates, Inc., and as of December 31, 2010 based on reserve reports prepared by Williamson Petroleum Consultants, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2012	2011	2010
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	8,064	8,348	7,518
Proved undeveloped	8,316	6,615	2,732

Total	16,380	14,963	10,250

Net natural gas reserves (MMcf):
Proved developed	51,236	28,515	49,300
Proved undeveloped	—	15,345	18,900

Total	51,236	43,860	68,200

Total Net Proved Oil and Natural Gas Reserves (MBoe)	24,919	22,273	21,617

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$337,786	$359,549	$245,306
Proved undeveloped	157,127	166,527	42,322

Total(1)	494,913	526,076	287,628
Less: future income taxes, discounted at 10%	35,033	40,070	—

Standardized measure of discounted future net cash flows (in thousands)(2)	$459,880	$486,006	$287,628

Prices Used in Calculating Reserves:
Oil (per Bbl)	$104.27	$104.75	$73.30
Natural Gas (per Mcf)	$2.51	$3.21	$4.13
Proved Developed Reserves (MBoe)	16,603	13,101	15,735

(1)
The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2012, 2011 and 2010, were determined using average monthly pricing for 2012, 2011 and 2010. These prices reflect adjustment by lease for quality, transportation fees and regional price differences. For 2010, there was no income tax effect due to the Company's net loss carry forward for income tax purposes.

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

        With respect to the estimates prepared by Netherland, Sewell & Associates, Inc., and Williamson Petroleum, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report. Under SEC guidelines, prices used in computing reserves at December 31, 2012, 2011 and 2010, are based on 12 month average pricing for 2012, 2011 and 2010, respectively.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2012:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	144	143.0	—	—	144	143.0
New Mexico	2	0.03	22	2.3	24	2.3
Texas	—	—	10	2.5	10	2.5
Wyoming	—	—	267	151.4	267	151.4
Other	2	0.1	—	—	2	0.1

Total	148	143.1	299	156.2	447	299.3

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

	Years Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells(1)
Productive(2)	—	—	23	10.0	—	—
Nonproductive(3)	—	—	1	0.5	—	—
Development Wells(1)
Productive(2)	17	16.8	20	18.3	10	9.3
Nonproductive(3)	—	—	—	—	—	—

Total	17	16.8	44	28.8	10	9.3

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

(3)
A nonproductive well is an exploratory or development well that is not a producing well.

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2012:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	2,032	2,018	444	442	2,476	2,460
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	24,103	13,173	90,634	75,841	114,737	89,014
Other	948	441	1,732	1,601	2,680	2,042

Total	28,853	15,906	95,734	78,234	124,587	94,140

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

        Of the Company's non-material leases that are not currently held by production, the Company has approximately 1,580, 12,638 and zero net acres subject to leases with primary terms that expire in 2013, 2014 and 2015, respectively. Leases covering 4,490 net acres expired in 2012. The Company has in the past been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material lease acreage because of a failure to drill due to inadequate capital, equipment, or personnel. However, if 25 gross CBM wells are not drilled during 2013, the Company has approximately 48,651 net shallow acres subject to leases that will expire in 2015 in the Spyglass Hill Unit. These same leases will also expire in 2015 as to approximately 55,868 net deep acres, unless the leases are otherwise perpetuated by unitization, development or other means. Based on the Company's evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

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

	Years Ended December 31,
	2012	2011	2010
Production:
Oil (MBbls)	1,108.9	911.4	968.7
Natural Gas (MMcf)	5,514.4	5,019.6	4,652.5

Total equivalents (MBoe)	2,027.9	1,747.9	1,744.2

Average Sales Price Per Unit:
Oil (per Bbl)	$96.02	$91.53	$71.47
Natural gas (per Mcf)	$2.78	$3.98	$4.09
Weighted average sales price (per Boe)	$60.06	$59.14	$50.61
Expenses (per Boe):
Lease operating expense(1)	$16.31	$17.53	$16.54

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

        For 2012, the largest purchasers and marketers of our total oil and gas production were Phillips 66 Company (formerly ConocoPhillips, Inc.) and Anadarko Energy Services, which accounted for 55% and 38%, respectively, of the total production sold by us.

        All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to Phillips 66 Company, which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Effective August 1, 2012, we entered into a new oil purchase contract with Phillips 66 Company whereby the Company sells its oil at the average Midway Sunset posted price for the month less $4.20 per barrel plus a premium for a gravity adjustment which should approximate $0.20 per barrel. For 2012, Warren received a weighted average price of approximately 94% of the NYMEX index price for crude oil sold under the Phillips 66 contract.

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

Hedging Activities

        We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price risk. We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. Typically, we intend to hedge approximately 40% to 50% of our oil and natural gas production on a forward 12 to 24 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use collar agreements, put options and swap agreements to attempt to manage price risk more effectively. The collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. Under put options, we pay a fixed premium to lock in a specified floor price. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of oil, natural gas, and natural gas liquids for the period is greater or less than the fixed price established for that period when the swap is put in place. If the index price falls below the floor price, the counterparty pays us net of the fixed premium. If the index price rises above floor price, we pay the fixed premium. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2012, Warren E&P was the operator of approximately 92% of the wells in which we had interests.

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2012, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

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

The Safe Drinking Water Act, groundwater protection, and the Underground Injection Control Program

        The federal Safe Drinking Water Act (SWDA) and the Underground Injection Control (UIC) program promulgated under the SWDA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal permits, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury. We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. In addition, in 2010, the EPA began conducting a study on the environmental effects of hydraulic fracturing. Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

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

        In addition to the EPA's actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases. Several multi-state programs have been developed or are in the process of being developed: the Regional Greenhouse Gas Initiative involving 10 Northeastern states, the Western Climate Initiative involving seven western states, and the Midwestern Greenhouse Gas Reduction Accord involving seven states. The latter two programs have several other states acting as observers and they may join one of the programs at a later date. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming

Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations in December 2010 to implement AB 32 that commenced on January 1, 2012.

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

        We anticipate no material capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2012, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

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

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas had been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grows, the excess gas produced but not consumed by our microturbines could potentially exceed our current gas flare permit limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to about 5,000 barrels of oil per day at the Wilmington Townlot Unit. In 2011, Warren installed the high efficiency burner and is actively pursuing permits and agreements necessary to dispose of the associated gas by injecting it in underground reservoirs or selling it to a third party or local utility in the area. As required by the SCAQMD, the Company is currently preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and installation of gas transportation, compression and related equipment that will be required to sell excess gas to a local gas utility Company.

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

Employees

        At December 31, 2012, we had 67 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in May 2023. Our oil and gas operations office in Casper, Wyoming occupies 5,555 square feet under a lease that expires in November 2015 and our oil and gas operations office in Long Beach, California occupies 14,201 square feet of space under a lease that expires in April 2020. We also have field offices in Roswell, New Mexico and Rawlins, Wyoming. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

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

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases ("GHG") present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has recently begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board has been designated as the lead agency to establish and adopt regulations to implement AB 32 that commenced January 1, 2012. Similar regulations may be adopted by the federal government. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

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

        At December 31, 2012, we had an accumulated deficit of $275.1 million and total stockholders' equity of $193 million. We have recognized a significant amount of losses in the past. See "Item 6: Selected Consolidated Financial Data". The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

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

        Estimates of reserves based on risk of recovery and estimates of expected timing and future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Because of the subjective nature of crude oil and natural gas reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

  •
  The amount and timing of crude oil and natural gas production;

  •
  The revenues and costs associated with that production; and

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

        In accordance with SEC requirements, our estimates of proved reserves for 2012 are determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations to limited to those scheduled to be drilled within the next five years

        As of December 31, 2012 and 2011, approximately 33% and 41%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

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

        As of December 31, 2012, we own leasehold interests in approximately 75,814 net acres in areas in the Washakie Basin of Wyoming that we believe may be prospective for CBM and approximately 72,000 net acres in areas we believe may be prospective for the Niobrara Shale. A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases, approximately 1,580 net acres, 12,638 net acres and zero net acres of these shallow leases will expire in 2013, 2014 and 2015. If our leases expire, we will lose our right to develop the related properties, and could lose up to 48,651 net acres of shallow rights and 55,868 net acres of deep rights in 2015. (See "Natural Gas and Oil Acreage").

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

        We have entered into an oil marketing arrangement with Phillips 66 Company (formerly ConocoPhillips) under which Phillips 66 Company purchases all of our net oil production in California. We generally do not require letters of credit or other collateral to support these trade receivables. Accordingly, a material adverse change in their financial condition could adversely impact our ability to collect the applicable receivables, and thereby affect our financial condition.

Our credit facility contains operating restrictions and financial covenants, and we may have difficulty obtaining additional credit.

        We will depend on our revolving credit facility for a portion of our future capital needs. As of December 31, 2012, we had $99.5 million in principal amount of senior indebtedness outstanding under our secured revolving bank Credit Facility and our available borrowing base was $140 million. Our Credit Facility restricts our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We also are, and will continue to be, required to comply with certain financial covenants and ratios. The Credit Facility contains affirmative and negative covenants, including the following financial maintenance covenants: an EBITDAX to interest coverage ratio for any period of four consecutive fiscal quarters to be not less than 2.5 to 1.0, determined as of the last day of each fiscal quarter; and a minimum current ratio of current assets (including availability under the Credit Facility) to current liabilities of not less than 1.0 to 1.0. At December 31, 2012, the Company was in full compliance with the covenants and other provisions of the Credit Facility.

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

        Our Credit Facility limits the funds we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. In addition, under the terms of our credit facility, our borrowing base is subject to redeterminations at least semi-annually on April 1 and October 1 of each year based in part on prevailing natural gas and oil prices. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. In the event the borrowed amount outstanding exceeds the re-determined borrowing base, we could be forced to repay a portion of our borrowings. If lower oil and natural gas commodity prices occur, our borrowing base may be lowered by the lenders upon a future borrowing base re-determination. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, in order to prevent a default we may have to sell a portion of our assets. If we cannot timely sell a portion of our assets under such circumstances, the lenders could declare the Credit Facility in default, which could cause all of our existing indebtedness to be immediately due and payable.

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

        We utilize the full cost method of accounting for costs related to our natural gas and oil properties. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a write-down of our net oil and gas properties to the extent of such excess. A capitalized cost ceiling test impairment also reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. For 2012, 2011, 2010 and 2009, there was no ceiling test impairment on our oil and gas properties.

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

        In California, as part of our waterflood development plan for the WTU and NWU, over the next 3 to 5 years we will require 30 to 50 water injection well approvals from the California DOGGR. We believe that due to the DOGGR's personnel constraints and new more rigid review and interpretation procedures, water injection permits have been taking longer than previous permits. During 2011, Warren only received one water injection permit for a WTU Tar formation well. Further, due to the volume of water being injected into the Upper Terminal formation and the corresponding rise in reservoir pressure, during 2011, we have elected to temporarily shut-in approximately 300 net BOPD (approximately 110,000 barrels of oil annually) from lower producing, higher water-cut wells, until additional water injection well permits are obtained for the Tar and Ranger formations. Additionally, as a result of the delay in receiving water injection permits, the reservoir pressure in the Tar formation has dropped, resulting in a steeper production decline. A new head of DOGGR was appointed in November 2011, and since then DOGGR has switched to a more practical, risk-based evaluation, resulting in timelier reviews of applications for injection permits. During 2012, Warren received 5 permits for water injection wells in the WTU Upper Terminal formation, one permit for a water injection well in the Tar formation, and approval of the southwest Ranger area of review, including permits for up to 8 water injection wells in the Ranger formation. We cannot be certain, however, of when the DOGGR will issue the other WTU water injection permits for our other pending applications.

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

        The State of California and the EPA have restrictive regulations for the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow with the oil production, particularly at the WTU. Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew since that time, the excess gas produced but not consumed by our microturbines could have exceeded our gas flare limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to a ceiling of 5,000 barrels of oil per day at the Wilmington Townlot Unit. As requested by the SCAQMD, the Company is currently preparing additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and installation of gas transportation, compression and related equipment that will be required to sell excess gas to a local gas utility company. Delays by regulatory agencies in approving our permits in the future to dispose of the natural gas could limit our future oil production levels until the permits are issued.

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

        As of December 31, 2012, we own 100% of the compression facilities and pipeline in the Washakie Basin, Wyoming. Any significant change in pipeline or compression operations or other market factors affecting our overall infrastructure facilities could adversely impact our ability to deliver the natural gas we produce to market in an efficient manner, or to obtain adequate natural gas prices. In some cases, we may be required to shut-in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements could be made to deliver our production to market.

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

        We depend to a large extent on the efforts and continued employment of Philip A. Epstein, our chief executive officer and chairman and Timothy A. Larkin, our executive vice president and chief financial officer, and other key management and technical personnel. We maintain key person life insurance on Mr. Larkin but generally not on other key management and technical personnel.

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

        Federal, state and local governments which have jurisdiction in areas where the company operates impose taxes on the oil and natural gas products sold. Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. As an example, there was a proposal in California in 2012 to impose a 12.5% severance tax on oil produced in California, which did not pass. Such matters are beyond the company's ability to accurately predict or control.

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

        As of December 31, 2012, we had 72,440,898 shares of common stock issued, 43,423 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 1,989,309 shares of common stock were issuable upon exercise of outstanding options, and 1,606,460 shares of restricted stock are issuable upon vesting. Our directors and executive officers, beneficially hold approximately 5% of the outstanding shares of our common stock.

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

        As of March 5, 2013, our executive officers and directors beneficially owned approximately 6% of our common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2012
First Quarter	$4.29	$2.95
Second Quarter	3.34	2.11
Third Quarter	3.38	2.11
Fourth Quarter	3.19	2.49
Year Ended December 31, 2011
First Quarter	$5.94	$4.01
Second Quarter	5.13	3.40
Third Quarter	4.43	2.38
Fourth Quarter	3.37	2.13

        On March 5, 2013, the closing sales price for our common stock as reported by the NASDAQ Global Market was $[              ] per share.

Holders

        As of March 5, 2013 there were approximately 2,050 holders of our common stock.

Dividend Policy,

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

Stockholder Return Performance Presentation

        The following common stock performance graph shows the performance of Warren Resources common stock through December 31, 2012. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

  •
  A $100 investment was made in Warren common stock and each index on December 31, 2007.

  •
  All dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter

        The indices in the performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2007, which is a composite index consisting of 77 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies, and a peer group index comprised of 8 United States companies engaged in oil and natural gas operations whose stocks were traded on the NASDAQ or the NYSE during the period from December 31, 2007 through December 31, 2012. The companies that comprise the peer group are Abraxas Petroleum Corporation, Berry Petroleum Corp., Callon Petroleum Corp., Goodrich Petroleum Corporation, Harvest Natural Resources, Inc., PDC Energy Corp., PetroQuest Energy, Inc., and PrimeEnergy Corporation, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production.

Fiscal Year Ended December 31
(in US Dollars)

	2007	2008	2009	2010	2011	2012
Warren Resources, Inc.	100	14.1	17.4	40	23.1	19.9
S&P 500 Index	100	61.5	75.9	85.7	85.6	97.1
Dow Jones US Oil & Gas Index	100	67.7	72.7	85.4	87.4	89.7
Peer Group	100	69.8	67.1	83.5	74	65.5

        Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2012, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	395,348	$3.12	—
2001 Stock Incentive Plan	2,500,000	257,311	$6.19	—
2001 Key Employee Stock Incentive Plan	2,500,000	916,650	$0.87	—
2010 Stock Incentive Plan	6,950,000	2,026,460	$3.11	4,658,895
Total	13,925,000	3,595,769	$2.76	4,658,895

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2012.

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2012.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$121,797	$103, 371	$88,275	$63,402	$108,032
Costs and operating expenses:
Lease operating expenses and taxes	33,072	30,637	28,845	27,097	31,062
Depreciation, depletion and amortization	47,172	30,517	21,993	20,617	23,977
Impairment expense	—	—	—	—	275,684
General and administrative	19,844	14,819	15,358	12,641	14,722

Total costs and operating expenses	100,088	75,973	66,196	60,355	345,445
Income (loss) from operations	21,709	27,398	22,079	3,047	(237,413)
Other income and expense:
Interest and other income	90	77	247	177	1,022
Interest expense	(3,311)	(3,188)	(3,500)	(5,910)	(5,293)
Gain (loss) on derivatives	(2,975)	(2,726)	1,528	(10,973)	—
Net gain on investment	—	—	—	3	98

Total other expense	(6,196)	(5,837)	(1,725)	(16,703)	(4,173)
Income (loss) before income taxes	15,513	21,561	20,354	(13,656)	(241,586)
Income tax expense (benefit)	(7)	(78)	(29)	63	(29)

Net income (loss) before dividends and accretion	15,520	21,639	20,383	(13,719)	(241,557)
Preferred dividends and accretion	10	10	18	96	98

Net income (loss) applicable to common stockholders	$15,510	$21,629	$20,365	$(13,815)	$(241,655)

Earnings (loss) per share—Basic	$0.22	$0.31	$0.29	$(0.23)	$(4.17)
Earnings (loss) per share—Diluted	$0.22	$0.30	$0.29	$(0.23)	$(4.17)
Weighted average shares outstanding—Basic	71,376,046	70,830,855	70,382,517	60,492,900	58,000,166
Weighted average shares outstanding—Diluted	72,096,672	72,047,488	71,429,110	60,492,900	58,000,166
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$66,837	$46,756	$45,321	$22,510	$62,014
Investing activities	(79,657)	(64,176)	(29,082)	(40,722)	(111,446)
Financing activities	10,681	16,942	(22,385)	5,762	66,305

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,475	$10,614	$11,092	$17,238	$29,688
Total assets	352,744	323,632	272,596	260,419	286,633
Total long-term liabilities (including current maturities)	129,472	110,327	87,883	114,511	124,993
Stockholders' equity	193,042	174,091	150,674	128,758	112,025

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

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2012, we owned natural gas and oil leasehold interests in approximately 124,587 gross (94,140 net) acres, approximately 85% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total net proved reserves are located on less than 15% of our net acreage.

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

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $2.1 million during 2012 to $8.5 million at December 31, 2012. This resulted from cash provided by operating activities of $66.8 million offset by cash used in investing activities of $79.7 million and cash provided by financing activities of $10.7 million.

        Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on oil and gas properties and equipment. Cash provided by financing activities primarily represented an increase in net debt under the Credit Facility.

        On December 15, 2011, the Company entered into a new, five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent (the "Agent"), and various other lenders named therein, and Warren Resources of California, Inc. and Warren E&P, Inc., as Guarantors (the "Credit Facility"). The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the

Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren's oil and gas assets, and is guaranteed by the Guarantors, which are two wholly-owned subsidiaries of the Company. In December 2012, the borrowing base was increased to $140 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

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

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2012, the Company had borrowed $99.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During 2012, the Company incurred $2.9 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of December 31, 2012. The weighted average interest rate as of December 31, 2012, was 2.5%.

        Our operations are affected by local, national and worldwide economic conditions. We have relied on the capital markets, particularly for equity securities, as well as the banking and debt markets, to meet financial commitments and liquidity needs if internally generated cash flow from operations is not adequate to fund our capital requirements. Capital markets in the United States and elsewhere have been experiencing extreme adverse volatility and disruption, due in part to the financial stresses affecting the liquidity of the banking system, the real estate mortgage industry and the financial markets generally. Recently though, this volatility and disruption has been reduced.

        If oil commodity prices were to drop precipitously and gas commodity prices stay the same or go lower, the Company may not have enough liquidity to cover capital expenditures. The availability of funds under our Credit Facility is critical to our Company. The borrowing base is to be redetermined on or about April 1, 2013. If the Credit Facility's borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

        Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through December 31, 2013, including a 2013 capital expenditure budget which is expected to be funded primarily by discretionary cash flow, entered into derivative agreements for a portion of its 2013 production to reduce price volatility and reductions in discretionary expenditures. As of February 1, 2013, approximately 43% of the Company's oil production is covered by put agreements. If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, entering into joint ventures with third parties, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company would be successful in these capital raising efforts if they became necessary to fund operations during 2013.

        During 2012, the Company had net income of $15.5 million (of which $3.0 million represented a loss on derivative financial instruments). This compares to 2011 when the Company had net income of $21.6 million (of which $2.7 million represented a loss on derivative financial instruments) and a net income of $20.4 million in 2010 (of which $1.5 million represented a gain on derivative financial instruments). At December 31, 2012, current assets were approximately $3.6 million less than current liabilities. As of February 1, 2013, the Company has a borrowing base of $140 million and $99.5 million outstanding under the Credit Facility.

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

        The Company's proved reserves increased as of December 31, 2012 compared to prior years. The 2012 increase was primarily due to 2012 drilling activities and the acquisition of additional working interests in the Atlantic Rim. The Company's projects have material lease operating expenses. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2012, our oil lease operating expenses were $19.46 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2012, our natural gas lease operating expenses were $2.08 per Mcf of gas produced. The Company's proved reserves are based on assumptions that may prove to be inaccurate. The Company's proved reserves for the periods indicated are listed below.

	Years Ended December 31,
	2012	2011	2010
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	16,380	14,963	10,250
Net natural gas reserves (MMcf)	51,236	43,860	68,200

Total Net Proved Oil and Natural Gas Reserves (MBoe)	24,919	22,273	21,617

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$337,786	$359,549	$245,306
Proved undeveloped	157,127	166,527	42,322

Total	494,913	526,076	287,628
Less: future income taxes, discounted at 10%	35,033	40,070	—

Standardized measure of discounted future net cash flows (in thousands)	$459,880	$486,006	$287,628

Prices Used in Calculating Reserves:
Oil (per Bbl)	$104.27	$104.75	$73.30
Natural Gas (per Mcf)	$2.51	$3.21	$4.13
Proved Developed Reserves (MBoe)	16,603	13,101	15,735

2012 Capital Expenditure Program

        At the present time, we are concentrating our activities in California and Wyoming. We have two California projects in the Wilmington field, the Wilmington Townlot Unit and the North Wilmington Unit. Additionally, we have a drilling project in Wyoming referred to as the Atlantic Rim Project.

        During 2012, our capital expenditure program approximated $46.2 million which included $15.7 million for our acquisition of certain Atlantic Rim properties. The Company drilled 18 wells in California (17 producers and 1 injector). The costs associated with the new oil wells in California wells were approximately $30.8 million and the facility costs were approximately $9.5 million. The Company did not drill any new wells in the Atlantic Rim Project in Wyoming.

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

        Based on the 2013 commodity price outlook and hedge positions, the Company forecasts a 2013 capital expenditure budget of approximately $57.9 million, consisting of $52.6 million for California oil drilling activities and $5.3 million for Wyoming. The Company may adjust its 2013 capital expenditures budget for Wyoming after it completes its evaluation of the deeper rights, including Niobrara oil potential and natural gas pricing. The amount and allocation of actual capital expenditures excludes capital expenditures for any acquisitions and will depend on a number of factors, including oil and gas prices, regulatory and environmental approvals, agreements among various working interest owners, drilling and service costs, timing of drilling wells, variances in forecasted production and acquisition opportunities. The above forecasted capital expenditures do not include acquisition capital. The Company intends to fund 2013 capital expenditures primarily with cash flow from operations.

        During 2013, Warren plans to drill 3 Tar horizontal producers, 5 Upper Terminal sinusoidal producers, and 5 Ranger sinusoidal producers in the WTU. Additionally, Warren plans to drill 3 Ranger sinusoidal water injectors in the WTU. In the NWU, the Company plans to drill 4 sinusoidal producers in the Ranger formation and 3 sinusoidal injectors in 2013. The 2013 WTU capital budget consists of $28.1 for drilling and $5.3 million for facilities improvements and other infrastructure costs. Warren plans to spend approximately $11.6 million for drilling and $4.6 million on infrastructure improvements in the NWU in 2013. Additionally, the Company will be performing 3-D seismic mapping of the WTU and NWU geological formations at a budgeted cost of approximately $3.0 million. The Company plans to spend approximately $5.3 million in the Atlantic Rim project in 2013.

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

Stock Based Equity Compensation Plan Information

        At December 31, 2012, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 1.4 million outstanding vested options, 1.2 million had exercise prices below the closing market price of our common stock on December 31, 2012 of $2.81.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2012, 2011 and 2010.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income," ("ASU 2011-05") which amended ASC 220, "Presentation of Comprehensive Income." In accordance with the new guidance, an entity will no longer be permitted to present comprehensive income in its consolidated statements of stockholders' equity. Instead, entities will be required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. The guidance, which must be applied retroactively, was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," to develop common requirements for valuation and disclosure of fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This ASU became effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. We do not expect the adoption of this ASU will have a material effect on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," ("ASU 2013-02"). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We do not anticipate that the adoption of this ASU will have a material effect on the Company's consolidated financial statements.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Oil and gas sales.    Revenue from oil and gas sales increased $18.4 million during 2012 to $121.8 million, a 18% increase compared to 2011. This increase primarily resulted from an increase in oil production and an increase in realized oil prices. Net oil production for 2012 and 2011 was 1.1 MMbbls and 0.9 MMbbls, respectively. Net gas production for 2012 and 2011 was 5.5 Bcf and 5.0 Bcf, respectively. Additionally, the average realized price per barrel of oil for 2012 and 2011 was $96.02 and $91.53, respectively. The average realized price per Mcf of gas for 2012 and 2011 was $2.78 and $3.98, respectively.

        Lease operating expense.    Lease operating expense increased 8% to $33.1 million ($16.31 per boe) for 2012 compared to $30.6 million ($17.53 per boe) in 2011. Primarily, lease operating expense increased due to a 16% increase in production. Oil lease operating expense increased slightly on a per barrel basis from $19.19 in 2011 to $19.46 per barrel in 2012. This resulted from higher ad valorem taxes and fuel and power costs associated with moving more liquids throughout the central facility during 2012. Additionally, this increase was offset by lower gas severance taxes due to lower natural gas prices.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $16.7 million for 2012 to $47.2 million, a 55% increase compared to last year. The increase in depletion expense resulted from an increase in the 2012 depletion rate and an increase in production. The 2012 depletion rate increased to $23.26 per boe compared to $17.46 per boe in 2011. The increase in the 2012 depletion rate compared to the 2011 depletion rate on a boe basis reflects a reduction in proved undeveloped gas reserves, due to lower gas prices rendering development uneconomic. Additionally, estimated future development costs and abandonment costs increased from $189 million at December 31, 2011 to $223 million at December 31, 2012.

        General and administrative expenses.    General and administrative expenses increased $5.0 million in 2012 to $19.8 million, a 34% increase compared to last year. This increase resulted from the severance packages payable to the Company's former Chief Executive Officer and two former Officers totaling $3.5 million ($2.4 million in cash and $1.1 million in non-cash related to the accelerated vesting of stock options). Additionally, consulting expense increased $1.0 million during 2012.

        Interest expense.    Interest expense increased 4% to $3.3 million in 2012 compared to last year. The increase results from an increase in borrowings under our Credit Facility from $89.5 million at December 31, 2011 to $99.5 million at December 31, 2012.

        Interest and other income.    Interest and other income increased $13 thousand in 2012 to $90 thousand, compared to 2011.

        Gain (loss) on derivative financial instruments.    Derivative losses of $3.0 million were recorded during 2012. This amount reflects $2.8 million of realized losses and $0.2 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2012, we had a net operating loss carryforward for federal income tax purposes of approximately $253 million. Also as of December 31, 2012, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards began to expire in 2012.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Oil and gas sales.    Revenue from oil and gas sales increased $15.1 million during 2011 to $103.4 million, a 17% increase compared to 2010. This increase primarily resulted from an increase in realized oil prices. Net oil production for 2011 and 2010 was 911 Mbbls and 969 Mbbls, respectively. Net gas production for 2011 and 2010 was 5.0 Bcf and 4.7 Bcf, respectively. Additionally, the average realized price per barrel of oil for 2011 and 2010 was $91.53 and $71.47, respectively. The average realized price per Mcf of gas for 2011 and 2010 was $3.98 and $4.09, respectively.

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

Debentures

        As of December 31, 2012, we had outstanding $1.6 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2012 was approximately $1.4 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2013. The conversion prices listed below will remain to the maturities of the bonds.

Debentures	Outstanding at December 31, 2012	Conversion Price as of December 31, 2012	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2013
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$835	$50.00	$748	$100
12% Convertible secured Debentures due December 31, 2022	801	$50.00	666	96

	$1,636		$1,414	$196

Preferred Stock

        As of December 31, 2012, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2012, no shares of our convertible preferred stock converted into common shares. The preferred stock is convertible into common shares on a 1 to 0.5 basis. Dividends on preferred shares totaled approximately $10,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively.

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

        Commencing seven years after their respective date of issuance, the preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2012, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

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

Contractual Obligations

        A summary of our contractual obligations as of December 31, 2012 is provided in the following table. The below table assumes the maximum amount of bonds are tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of approximately $1.4 million at December 31, 2012. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period*
Contractual Obligations As of December 31, 2012	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Line of credit(1)	$99,500	$—	$—	$99,500	$—
Bonds	1,636	164	280	226	966
Derivatives	952	952	—	—	—
Leases	3,751	827	1,003	858	1,063

Total	$105,839	$1,943	$1,283	$100,584	$2,029

(1)
Does not include estimated interest of $3.1 million less than one year, $6.3 million 1-3 years, $3.2 million 3-5 years and $0.8 million thereafter.

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

        The following table summarizes our open financial derivative positions as of March 5, 2013 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Put	01/01/13 - 09/30/13	1,375 Bbl/d	$70
NYMEX Gas	Swap	01/01/13 - 12/31/13	7,000 MMbtu/d	$3.39
NYMEX Gas	Swap	01/01/14 - 12/31/14	7,000 MMbtu/d	$3.79

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

        At December 31, 2012, we had debt outstanding under our Credit Facility of $99.5 million. Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. During 2012, the Company incurred $2.9 million of interest under the Credit Facility of which approximately $0.1 million of interest was accrued for at December 31, 2012. At December 31, 2012, the weighted average interest rate on our Credit Line was 2.5%. A 1% increase in this rate would result in annual additional interest of $1.0 million.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2012, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

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

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on May 15, 2013 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2012) which is incorporated herein by reference.

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

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

Exhibit No.		Description
4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary
10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

Exhibit No.		Description
10.24	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.25	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.26	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.27	(21)*	2010 Stock Incentive Plan

10.28	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.29	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.30	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

10.31	(24)*	Employment Offer Letter with Espy P. Price dated May 30, 2012

10.32	(25)*	Separation and General Release Agreement with Norman F. Swanton dated July 2, 2012

10.33	(26)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 201

10.34	(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.35	(26)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.36	(27)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.37	(28)*	Separation and General Release Agreement with Stephen L. Heiter dated January 24, 2013

10.38	(28)*	Separation and General Release Agreement with Ronald J. Morin dated January 24, 2013

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	†	Consent of Grant Thornton LLP

23.3	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†(24)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

(24)
Incorporated by reference to the Company's Current Report on Form 8-K/A, Commission File No. 000-33275, filed June 1, 2012.

(25)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 6, 2012.

(26)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(27)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012

(28)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 29, 2013

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.
By	/s/ PHILIP A. EPSTEIN Philip A. Epstein Chairman of the Board, Chief Executive Officer, and Principal Executive Officer
By	/s/ TIMOTHY A. LARKIN Timothy A. Larkin Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

Dated: March 6, 2013

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ PHILIP A. ESPTEIN Philip A. Epstein	Chairman of the Board, Chief Executive Officer, and Principal Executive Officer	March 6, 2013
/s/ TIMOTHY A. LARKIN Timothy A. Larkin	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 6, 2013
/s/ ANTHONY COELHO Anthony Coelho	Director	March 6, 2013
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 6, 2013
/s/ THOMAS NOONAN Thomas Noonan	Director	March 6, 2013

Signature	Title (Principal Function)	Date

/s/ MARCUS C. ROWLAND Marcus C. Rowland	Director	March 6, 2013
/s/ CHET BORGIDA Chet Borgida	Director	March 6, 2013
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 6, 2013
/s/ ESPY PRICE Espy Price	Director	March 6, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the internal control over financial reporting of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2013

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2011
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$8,475	$10,614
Accounts receivable—trade, net	18,110	13,660
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $94 in 2012 and $89 in 2011)	142	135
Derivative financial instruments	—	309
Other current assets	1,096	948

Total current assets	27,823	25,666
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $20,507 and $22,963 as of December 31, 2012 and 2011)	301,599	275,443
Property and equipment—at cost, net	17,941	16,926
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $849 in 2012 and $804 in 2011)	1,273	1,214
Other assets	4,108	4,383

Total other assets	324,921	297,966

	$352,744	$323,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,790	$2,831
Accounts payable and accrued expenses	29,278	38,234
Derivative financial instruments	385	980

Total current liabilities	31,453	42,045
Long-Term Liabilities
Debentures, less current portion	1,472	1,486
Other long-term liabilities, less current portion	26,710	16,510
Derivative financial instruments	567	—
Line of credit	99,500	89,500

	128,249	107,496
Commitments and contingencies (Note F)
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding 10,703 shares in 2012 and 2011 (aggregate liquidation preference $128 in 2012 and 2011)	128	128
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 72,440,898 shares in 2012 and 71,518,810 shares in 2011	7	7
Additional paid-in capital	468,406	464,985
Accumulated deficit	(275,058)	(290,578)
Accumulated other comprehensive income, net of applicable income taxes of $188 in 2012 and $181 in 2011	287	277

	193,770	174,819
Less common stock in Treasury—at cost; 632,250 shares in 2012 and 2011	728	728

Total Stockholders' Equity	193,042	174,091

	$352,744	$323,632

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2012	2011	2010
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$121,797	$103,371	$88,275
Operating Expenses
Lease operating expenses	33,072	30,637	28,845
Depreciation, depletion and amortization	47,172	30,517	21,993
General and administrative	19,844	14,819	15,358

Total operating expenses	100,088	75,973	66,196

Income from operations	21,709	27,398	22,079
Other income (expense)
Interest and other income	90	77	247
Interest expense	(3,311)	(3,188)	(3,500)
Gain (loss) on derivative financial instruments	(2,975)	(2,726)	1,528

Net other expense	(6,196)	(5,837)	(1,725)

Income before provision for income taxes	15,513	21,561	20,354
Deferred income tax benefit	(7)	(78)	(29)

Net income	15,520	21,639	20,383
Less dividends and accretion on preferred shares	10	10	18

Net income applicable to common stockholders	$15,510	$21,629	$20,365

Income per common share—Basic	$0.22	$0.31	$0.29
Income per common share—Diluted	$0.22	$0.30	$0.29
Weighted average common shares outstanding—Basic	71,376,046	70,830,855	70,382,517
Weighted average common shares outstanding—Diluted	72,096,672	72,047,488	71,429,110

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31,

	2012	2011	2010
	(in thousands, except share and per share amounts)
Net income	$15,520	$21,639	$20,383
Other comprehensive income
Holding gains on available for sale investments, net of income tax	10	119	45

Comprehensive income	$15,530	$21,758	$20,428

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2012, 2011 and 2010

	Preferred stock		Common stock				Accumulated other comprehensive income
					Additional paid-in capital	Accumulated deficit		Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at January 1, 2010	98	$1,179	70,651	$7	$460,787	$(332,600)	$113	$(728)	$128,758

Shares issued from exercise of options	—	—	250	—	128	—	—	—	128
Shares issued from vesting of restricted stock	—	—	437	—	—	—	—	—	—
Repurchase of preferred stock	(87)	(1,051)	—	—	—	—	—	—	(1,051)
Dividends declared on preferred stock	—	—	—	—	(18)	—	—	—	(18)
Stock based compensation	—	—	—	—	2,429	—	—	—	2,429
Net income	—	—	—	—	—	20,383	—	—	20,383
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	45	—	45

Total comprehensive income									20,428

Balance at December 31, 2010	11	$128	71,338	$7	$463,326	$(312,217)	$158	$(728)	$150,674

Shares issued from exercise of options	—	—	156	—	123	—	—	—	123
Shares issued from vesting of restricted stock	—	—	25	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	1,546	—	—	—	1,546
Net income	—	—	—	—	—	21,639	—	—	21,639
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	119	—	119

Total comprehensive income									21,758

Balance at December 31, 2011	11	$128	71,519	$7	$464,985	$(290,578)	$277	$(728)	$174,091

Shares issued from exercise of options	—	—	658	—	839	—	—	—	839
Shares issued from vesting of restricted stock	—	—	264	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	2,592	—	—	—	2,592
Net income	—	—	—	—	—	15,520	—	—	15,520
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	10	—	10

Total comprehensive income									15,530

Balance at December 31, 2012	11	$128	72,441	$7	$468,406	$(275,058)	$287	$(728)	$193,042

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$15,520	$21,639	$20,383
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(58)	(54)	(51)
Amortization of deferred offering costs	207	478	199
Gain on sale of U.S. Treasury bonds—available for sale	(4)	—	—
Depreciation, depletion and amortization	47,172	30,517	21,993
Deferred tax benefit	(7)	(78)	(29)
Change in fair value of derivative financial instruments	281	(9,165)	(540)
Stock option expense	2,592	1,546	2,429
Change in assets and liabilities:
Increase in accounts receivable—trade	(4,157)	(879)	(1,121)
Decrease (increase) in other assets	(41)	71	(443)
Increase in accounts payable and accruals	6,618	3,646	3,221
Decrease in other long term liabilities	(1,286)	(965)	(720)

Net cash provided by operating activities	66,837	46,756	45,321
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(61,397)	(56,598)	(23,380)
Acquisition of oil and gas properties	(15,607)	—	—
Purchases of property and equipment	(2,666)	(7,578)	(5,702)
Proceeds from U.S. Treasury bonds—available for sale	13	—	—

Net cash used in investing activities	(79,657)	(64,176)	(29,082)
Cash flows from financing activities:
Proceeds from line of credit	20,000	98,657	—
Payments on debt and debentures	(10,158)	(81,838)	(21,462)
Proceeds from the exercise of stock options	839	123	128
Repurchase of preferred stock, net	—	—	(1,051)

Net cash provided by (used in) financing activities	10,681	16,942	(22,385)

Net decrease in cash and cash equivalents	(2,139)	(478)	(6,146)
Cash and cash equivalents at beginning of year	10,614	11,092	17,238

Cash and cash equivalents at end of year	$8,475	$10,614	$11,092

Supplemental disclosure of cash flow information
Cash paid for interest	$3,181	$2,699	$3,269
Noncash investing and financing activities:
Accrued preferred stock dividend	$10	$10	$18
Change in accounts payable relating to oil and gas property	(15,750)	10,630	3,518
Note payable on purchase of property and equipment	—	—	3,500
Increase in asset retirement liability	9,491	5,260	1,428

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are located in California, Wyoming, New Mexico, North Dakota and Texas.

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2012, 2011 or 2010.

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

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up, by the purchaser. For 2012, the largest purchasers and marketers for the Company's production primarily

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

included Phillips 66 (formerly ConocoPhillips, Inc.) and Anadarko Energy Services, which accounted for 55% and 38%, respectively, of total oil and natural gas sold in 2012. For 2011, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 52% and 38%, respectively, of total oil and natural gas sold in 2011. For 2010, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 55% and 33%, respectively, of total oil and natural gas sold in 2010.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2012, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2012 and 2011, the Company has an allowance of $13,000 for doubtful accounts.

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

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1.5 million and $1.5 million, net of accumulated amortization of $584 thousand and $377 thousand, included in other assets at December 31, 2012 and 2011, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds. Preferred stock is accreted to its liquidation value over seven years from the date of issuance.

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

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula and the Monte Carlo Simulation method to estimate the fair value of stock based compensation expense at the grant date related to stock options and restricted stock issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $2.6 million, $1.5 million and $2.4 million in compensation expense,

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

respectively, related to stock option plans and restricted stock. Both the Black-Scholes and the Monte Carlo Simulation method require numerous assumptions, including volatility, service periods and cancellations in their calculations.

        The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2012, 2011 and 2010, respectively: No expected dividends, weighted average volatility of 72%, 75%, and 78%, risk-free interest rates of 0.43%, 1.26%, and 1.60% and expected lives of 3.5 years for incentive options issued in 2012, 2011 and 2010. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2012, 2011 and 2010 were $1.41, $2.04, and $1.33, respectively.

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

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2012	2011
	(in thousands)
Drilling rig	$18,318	$16,627
Equipment	1,542	1,543
Automobiles and trucks	876	662
Furniture and fixtures	461	422
Land and buildings	905	872
Office equipment	1,786	1,424

	23,888	21,550
Less accumulated depreciation and amortization	5,947	4,624

	$17,941	$16,926

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

	Year ended December 31,
	2012	2011	2010
Weighted average shares outstanding—basic	71,376,046	70,830,855	70,382,517
Incremental shares issuable from dilutive stock options	720,626	1,216,633	1,046,593

Weighted average shares outstanding—diluted	72,096,672	72,047,488	71,429,110

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2012	2011	2010
Employee stock options	575,750	918,416	2,208,666
Convertible debentures	32,720	47,170	47,170
Preferred stock	5,352	5,352	5,352
Restricted Stock	1,606,460	615,731	28,373

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2012, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at a price of $50.00. At December 31, 2011 and 2010, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35.00 to $50.00 (Note C).

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

December 31, 2012, 2011 and 2010

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

in the Consolidated Balance Sheets. A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$15,507	$10,217
Liabilities incurred in current year	261	113
Obligations on properties acquired	3,499	—
Liabilities settled in current year	(1,287)	(965)
Accretion expense	1,525	995
Revisions in estimated cash flows	5,731	5,147

Carrying amount	$25,236	$15,507

  Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income," ("ASU 2011-05") which amended ASC 220, "Presentation of Comprehensive Income." In accordance with the new guidance, an entity will no longer be permitted to present comprehensive income in its consolidated statements of stockholders' equity. Instead, entities will be required to present components of comprehensive income in either one continuous financial statement with two sections, net income and comprehensive income, or in two separate but consecutive statements. The guidance, which must be applied retroactively, was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," to develop common requirements for valuation and disclosure of fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This ASU became effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," to improve reporting and transparency of offsetting (netting) assets and liabilities and the related affects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. We do not expect the adoption of this ASU will have a material effect on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," ("ASU 2013-02"). ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. We do not anticipate that the adoption of this ASU will have a material effect on the Company's consolidated financial statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.6 million and $1.7 million, respectively
Amortized cost	$943	$894
Gross unrealized gains	472	455

Estimated fair value	$1,415	$1,349

        During 2012, 2011, and 2010, the Company recognized approximately $4, $0 and $0 thousand, respectively, of realized gains from its investments in available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the disposition of such securities due to the release of the Company's obligation related to securing its commitment under debentures (Notes C & F).

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2012 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$94	$142
Due after one year through five years	—	—
Due after five years through ten years	849	1,273
Due after ten years	—	—

Total	$943	$1,415

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE C—LONG-TERM LIABILITIES

	2012	2011
	(in thousands)
Debentures consist of the following at December 31:
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2012 and 2011, principal collateralized by $835 thousand and $850 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020.(1)	$835	$850
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2012 and 2011, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022.(1)	801	801

	1,636	1,651
Less current maturities	164	165

Long-term portion	$1,472	$1,486

(1)
Debentures can be called at par if the Company's stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.00 each. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2012	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$835	$50.00	16,700
Secured Convertible 12% Debentures	December 31, 2022	801	50.00	16,020

		$1,636		32,720

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE C—LONG-TERM LIABILITIES (Continued)

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2012, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2013	$164
2014	147
2015	133
2016	119
2017	107
Thereafter	966

$1,636

        Long-term liabilities, excluding derivative financial instruments consist of the following at December 31:

	2012	2011
	(in thousands)
Line of Credit	$99,500	$89,500
Debentures	1,636	1,651
Debt collateralized by treasury stock	—	103
Asset retirement obligations	25,236	15,507
Litigation allowance	3,100	3,100
Drilling rig obligation	—	466

	129,472	110,327
Less current maturities	1,790	2,831

Long-term portion	$127,682	$107,496

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note, which matured in 2012. The Company discounted the note at 10% and the outstanding balance at December 31, 2012 and 2011 was zero and $103 thousand, respectively, net of discount of approximately $4 thousand in 2011. The note required monthly payments of $13 thousand until August 2012 and was collateralized by treasury stock. During 2010, the Company acquired a drilling rig for a purchase price of $7 million. The Company paid $3.5 million at closing and executed a non-interest bearing secured note for the remaining $3.5 million, payable in fifteen equal monthly payments commencing September 2010.

        On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. This replaced the prior $250 million credit agreement with GE Business Financial Services, Inc. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE C—LONG-TERM LIABILITIES (Continued)

by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren's oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company.

        As of December 31, 2012, the Borrowing Base was $140 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

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

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2012, the Company had borrowed $99.5 million under the Credit Facility and was in compliance with all covenants. The weighted average interest rate as of December 31, 2012, was 2.5%.

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

        During 2012, the Company issued 658,510 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $2.42 per share. During 2011, the Company issued 155,935 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $2.42 per share. During 2010, the Company issued 249,671 shares of common stock to individuals who exercised options at an exercise price of $0.51 per share.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $82 thousand ($7.68 per share) and $72 thousand ($6.72 per share) were accrued at December 31, 2012 and 2011, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2012, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2012. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

        During 2010, the Company redeemed 87,409 shares of preferred stock plus accrued dividends, at a cost of approximately $1.3 million.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE D—STOCKHOLDERS' EQUITY (Continued)

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2012:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	395,348	$3.12	0
2001 Stock Incentive Plan	2,500,000	257,311	$6.19	0
2001 Key Employee Stock Incentive Plan	2,500,000	916,650	$0.87	0
2010 Stock Incentive Plan	6,950,000	2,026,460	$3.11	4,658,895

Total	13,925,000	3,595,769	$2.76	4,658,895

        During 2012, the Board of Directors approved and the Company issued 269,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.74 to $3.21 per share and 1,405,965 shares of restricted stock. During 2011, the Board of Directors approved and the Company issued 143,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.52 to $4.51 per share and 662,562 shares of restricted stock. During 2010, the Board of Directors approved and the Company issued 1,098,500 stock options to officers and employees of the Company exercisable at prices ranging from $2.42 to $3.08 per share and 533,437 shares of restricted stock. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2012, 2011 and 2010 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2009	3,419,040	$6.02
Issued	1,098,500	$2.44
Exercised	(249,671)	$0.51
Expired	(624,000)	$9.08
Forfeited	(102,166)	$4.71

Options outstanding—December 31, 2010	3,541,703	$4.80
Issued	143,000	$3.92
Exercised	(155,935)	$0.79
Expired	(365,750)	$13.67
Forfeited	(70,033)	$5.50

Options outstanding—December 31, 2011	3,092,985	$3.89

Issued	269,000	$2.80
Exercised	(658,510)	$1.27
Expired	(405,666)	$11.08
Forfeited	(308,500)	$8.17

Options outstanding—December 31, 2012	1,989,309	$2.48

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Outstanding at December 31, 2012	1,989,309	$2.48	2.07

Exercisable at December 31, 2012	1,413,765	$2.34	1.47

        The total intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $1.0 million, $0.5 million and $0.7 million respectively.

        The total intrinsic value of options outstanding at December 31, 2012 was approximately $2.0 million.

        As of December 31, 2012 there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.2 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.1 million and $0.1 million respectively. We issue new shares of common stock to settle option exercises.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2012, 2011 and 2010 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2009	81,113	$11.00
Granted	533,437	2.42
Vested	(581,439)	3.15
Forfeited	(4,738)	6.97

Outstanding at December 31, 2010	28,373	$11.15
Granted	662,562	4.22
Vested	(36,248)	9.67
Forfeited	(38,956)	4.22

Outstanding at December 31, 2011	615,731	$4.22
Granted	1,405,965	2.19
Vested	(405,650)	3.86
Forfeited	(9,586)	3.20

Outstanding at December 31, 2012	1,606,460	$2.54

        Restricted stock awards for executive officers and employees generally vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted shares was $3.0 million which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2012	2011	2010
	(in thousands)
Income taxes at federal statutory rate(a)	$5,274	$7,331	$6,920
Change in valuation allowance	(6,537)	(9,675)	(8,267)
Nondeductible expenses	694	574	91
State income taxes net of federal benefit	931	1,294	1,221
Other	(369)	398	6

	$(7)	$(78)	$(29)

(a)
34% for 2012, 2011 and 2010.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities are as follows as of December 31:

	2012	2011
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$101,393	$99,183
Oil and gas properties and tangible equipment	25,111	34,655
Stock option expense	3,682	2,956
Unrealized loss on derivatives	558	480
Other	324	324

	131,068	137,598
Less valuation allowance	130,879	137,416

Total deferred tax asset	189	182

Deferred tax liabilities relating to:
Net unrealized gain on investments	189	182

Total deferred tax liability	189	182

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance decreased by approximately $7 million, $10 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $253 million, which will expire in years 2018 through 2031.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE E—INCOME TAXES (Continued)

        Tax years beginning in 2008 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

        The Company has entered into employment agreements with certain key executives. Under the terms of these agreements, certain executives are entitled to termination compensation up to two years annual salary if terminated without cause or in the event of a change in control. At December 31, 2012, the maximum termination compensation for all executives is approximately $2.2 million.

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2012 and 2011, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.6 million and $1.7 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.4 million and $1.3 million, respectively (see Note B).

  Leases

        The Company leases corporate office space in New York City, which expires in January 2023. The Company's oil and gas administrative office in Casper, Wyoming occupies 5,555 square feet under a lease which expires in November 2015. The Company leases field office space in Rawlins, Wyoming, which expires in March 2015. The Company leases office space in Roswell, New Mexico, which expires in May 2013. The Company leases office space in Long Beach, California which expires in April 2020.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2012, are as follows:

(in thousands)
Year ending December 31:
2013	$827
2014	516
2015	487
2016	423
2017	435
Thereafter	1,063

$3,751

        Rent expense under these leases was approximately $698 thousand, $718 thousand and $728 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

  Legal Proceedings

        In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham's Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren's brief on May 31, 2011. Warren replied to Gotham's response on June 23, 2011. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham's petition. The Court asked for further briefing and on December 18, 2012 Gotham filed a brief on the merits of their appeal. On February 6, 2013, Warren filed its brief in response to Gotham's

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

brief. As of this date, Warren does not know whether the Supreme Court will request additional briefs or pleadings from either party or authorize oral arguments on the merits of the appeal. Furthermore, we do not anticipate a ruling, order or response from the Texas Supreme Court in the near future. In the event the Texas Supreme Court reverses the Texas Court of Appeals ruling and finds in Gotham's favor, Warren would be responsible for the final judgment in the amount of $2,967,070.10, plus post-judgment interest, court costs and attorney's fees.

        The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. The Company's 401(k) is a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vests immediately. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $222 thousand, $202 thousand and $173 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2012		2011
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	$3,164	$3,164	$3,163	$3,163
Financial liabilities
Fixed rate debentures	$2,190	$1,636	$2,195	$1,651
Other long-term liabilities	—	—	103	103
Line of credit	99,500	99,500	89,500	89,500

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

December 31, 2012, 2011 and 2010

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

December 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,415	$—	$—	$1,415

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$952	$—	$952

December 31, 2011	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,349	$—	$—	$1,349
Commodity derivatives	$—	$309	$—	$309

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$980	$—	$980

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

        The following table summarizes the open financial derivative positions as of December 31, 2012 related to oil and gas production. The Company will receive prices as noted in the table below and will

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Put	01/01/13 - 09/30/13	1,375 Bbl/d	$70
NYMEX Gas	Swap	01/01/13 - 12/31/13	7,000 MMbtu/d	$3.39
NYMEX Gas	Swap	01/01/14 - 12/31/14	7,000 MMbtu/d	$3.79

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance	2012	2011	2010
	(in thousands)
Realized cash settlements on hedges	$(2,780)	$(12,216)	$2,745
Unrealized gain (loss) on hedges	(195)	9,490	(1,217)

Total	$(2,975)	$(2,726)	$1,528

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Liabilities
December 31, 2012	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$(457)
Commodity—Oil	current	72
Commodity—Oil	Non-current	(567)

Total derivatives not designated as hedging instruments		$(952)

	Derivative Assets
December 31, 2011	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$309

Total derivatives not designated as hedging instruments		$309

	Derivative Liabilities
December 31, 2011	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Oil	current	$(980)

Total derivatives not designated as hedging instruments		$(980)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        As of December 31, 2012, the counterparty to the Company's commodity derivative contracts consists of one financial institution. The Company's counterparty or their affiliates are also lenders under the Company's Senior Credit Agreement. As a result, the counterparty to the Company's derivative agreements share in the collateral supporting the Company's Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2012	2011	2010
	(in thousands)
Property acquisition—unproved	$—	$—	$—
Property acquisition—proved	5,413	509	1,685
Exploration costs	52	8,147	204
Development costs	65,676	63,675	26,220

	$71,141	$72,331	$28,109

        Asset retirement cost included in oil and gas property costs increased by approximately $9.5 million in 2012, increased by $5.3 million in 2011 and increased by approximately $1.4 million in 2010.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE J—OIL AND GAS INFORMATION (Continued)

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2012	2011
	(in thousands)
Unproved oil and gas properties	$20,507	$22,963
Proved oil and gas properties	730,353	657,445

	750,860	680,408
Less accumulated depreciation, depletion, amortization and impairment expense	449,261	404,965

	$301,599	$275,443

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2012	2011	2010
	(in thousands)
Revenues	$121,797	$103,371	$88,275
Production costs	(33,072)	(30,637)	(28,845)
Accretion of asset retirement obligation	(1,525)	(995)	(820)
Depreciation, depletion, amortization	(43,460)	(27,914)	(20,265)

Income from oil and gas producing activities	$43,740	$43,825	$38,345

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2012:

	Costs incurred in
	Fiscal year 2012	Fiscal year 2011	Fiscal year 2010	Prior to 2010	Total
	(in thousands)
Acquisition costs	$—	$—	$—	$834	$834
Exploration costs	—	60	—	—	60
Development costs(1)	311	161	266	18,875	19,613

Total oil and gas properties not subject to amortization	$311	$221	$266	$19,709	$20,507

(1)
The Company's development costs primarily reflect investment in well cellars and facilities in its Wilmington oil field to facilitate the development of future oil wells. These

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE J—OIL AND GAS INFORMATION (Continued)

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

          The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2012 and 2011 and Williamson Petroleum Consultants, Inc., for 2010.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Summary of Changes in Proved Reserves

	Year ended December 31,
	2012		2011		2010
	Mbbls	Mmcf	Mbbls	Mmcf	Mbbls	Mmcf
Proved reserves
Beginning of year	14,963	43,860	10,250	68,200	10,221	62,900
Purchase of reserves in place	—	20,649	—	—	—	3,037
Discoveries and extensions	3,337	2,054	3,744	—	658	—
Revisions of previous estimates	(811)	(9,813)	1,880	(19,320)	340	6,915
Production	(1,109)	(5,514)	(911)	(5,020)	(969)	(4,652)

End of year	16,380	51,236	14,963	43,860	10,250	68,200

Proved developed reserves
Beginning of year	8,348	28,515	7,518	49,300	7,933	49,868
End of year	8,064	51,236	8,348	28,515	7,518	49,300
Proved undeveloped reserves
Beginning of year	6,615	15,345	2,732	18,900	2,288	13,032
End of year	8,316	—	6,615	15,345	2,732	18,900

(a)
Undeveloped reserves transferred to developed reserves were 0.9 MMBoe for the year ended December 31, 2012. Capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $32.4 million.

(b)
The Company revised its 2012 year-end proved natural gas reserves upward by 12.9 Bcfe. Negative revisions decreased proved natural gas reserves by a net amount of 9.8 Bcfe due to pricing and performance. Positive revisions included 2 Bcfe of discoveries and extensions while an additional 20.6 Bcfe can be attributed to the Company purchasing Anadarko's interest in Atlantic Rim area properties on October 9, 2012.

(c)
The Company revised its 2012 year-end proved oil reserves upward by 2.5 MMbbls. In 2012, total extensions and discoveries of 3.3 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot Unit in California. Negative revisions of 0.8 MMbbls were made based on production performance.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2012	2011	2010
	(Amounts in thousands)
Future cash inflows	$1,836,212	$1,708,079	$1,033,221
Future production costs and taxes	(574,959)	(514,968)	(466,507)
Future development costs	(303,062)	(254,982)	(84,606)
Future income tax expenses	(105,078)	(108,977)	—

Net future cash flows	853,113	829,152	482,108
Discounted at 10% for estimated timing of cash flows	(393,233)	(343,146)	(194,480)

Standardized measure of discounted future net cash flows	$459,880	$486,006	$287,628

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Sales, net of production costs and taxes	$(88,725)	$(72,734)	$(59,430)
Discoveries and extensions	108,438	152,973	15,994
Purchases of reserves in place	4,966	—	721
Changes in prices and production costs	(17,286)	196,010	119,779
Revisions of quantity estimates	(39,172)	56,710	17,619
Development costs incurred	36,539	30,892	5,544
Net changes in development costs	(90,392)	(149,662)	(68,497)
Interest factor—accretion of discount	48,601	28,763	24,129
Net change in income taxes	5,037	(40,070)	—
Changes in production rates (timing) and other	5,868	(4,504)	(9,523)

Net (decrease) increase	(26,126)	198,378	46,336
Balance at beginning of year	486,006	287,628	241,292

Balance at end of year	$459,880	$486,006	$287,628

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2012, 2011 and 2010 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2012, 2011 and 2010 were $104.27, $104.75 and $73.30 per Bbl and $2.51, $3.21 and $4.13 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties through December 31, 2017 is $223.2 million.

        Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax. The Company's net operating loss carryforward was sufficient to fully absorb any future income taxes from oil and gas operations in 2010.

        The future net revenue information assumes no escalation of costs or prices, except for oil and natural gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are as follows:

	2012
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$28,354	$30,178	$31,361	$31,904	$121,797
Gross profit	19,854	23,001	24,277	21,593	88,725
Net income	3,811	5,259	2,408	4,042	15,520
Net income applicable to common stockholders	3,808	5,257	2,405	4,040	15,510
Earnings per share
Basic	$0.05	$0.07	$0.03	$0.06	$0.22
Diluted	$0.05	$0.07	$0.03	$0.06	$0.22

	2011
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$23,180	$26,893	$26,018	$27,280	$103,371
Gross profit	15,445	18,187	18,124	20,978	72,734
Net income (loss)	(576)	9,030	10,184	3,001	21,639
Net income (loss) applicable to common stockholders	(579)	9,027	10,181	3,000	21,629
Earnings (loss) per share
Basic	$(0.01)	$0.13	$0.14	$0.04	$0.31
Diluted	$(0.01)	$0.13	$0.14	$0.04	$0.30

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

NOTE L—QUARTERLY INFORMATION (UNAUDITED) (Continued)

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year. Gross profit represents oil and gas revenues less lease operating expenses.

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2012

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	(11)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(8)	Bylaws of the Registrant, dated June 2, 2004

3.3	(8)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.4	(8)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(8)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(8)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(11)	Specimen Stock Certificate for Common Stock (Maryland)

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(8)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(17)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(1)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(1)*	2001 Stock Incentive Plan

10.4	(1)*	2001 Key Employee Stock Incentive Plan

10.5	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Norman F. Swanton

10.6	(1)*	Employment Agreement dated January 1, 2001, between the Registrant and Timothy A. Larkin

10.7	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Norman F. Swanton

10.8	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Norman F. Swanton

10.9	(7)*	Amendment to Employment Agreement dated January 1, 2004, between the Registrant and Timothy A. Larkin

10.10	(13)*	Second Amendment to Employment Agreement dated June 17, 2005, between the Registrant and Timothy A. Larkin

10.12	(13)*	Employment Agreement executed on June 17, 2005, between the Registrant and David E. Fleming

Exhibit No.		Description
10.13	(8)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.14	(1)*	Form of Indemnification Agreement

10.17	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.18	(3)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.19	(9)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.20	(9)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.21	(12)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.22	(14)	Form of Asset Purchase Agreement

10.23	(16)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.24	(18)	General Release and Severance Agreement with Lloyd G. Davies dated effective as of January 1, 2009

10.25	(19)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.26	(20)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.27	(21)*	2010 Stock Incentive Plan

10.28	(22)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.29	(23)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.30	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

10.31	(24)*	Employment Offer Letter with Espy P. Price dated May 30, 2012

10.32	(25)*	Separation and General Release Agreement with Norman F. Swanton dated July 2, 2012

10.33	(26)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

Exhibit No.		Description
10.34	(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.35	(26)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.36	(27)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.37	(28)*	Separation and General Release Agreement with Stephen L. Heiter dated January 24, 2013

10.38	(28)*	Separation and General Release Agreement with Ronald J. Morin dated January 24, 2013

11	†	Statements regarding Computation of Per Share Earnings (Included in the Financial Statement in Part 4)

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(10)	Subsidiaries of the Registrant

23.1	†	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

23.2	†	Consent of Grant Thornton LLP

23.3	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†(24)	Report of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineer

99.2	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(23)
Incorporated by reference to the Company's Annual Report on Form 10-K/A, Commission File No. 000-33275, filed October 27, 2011.

(24)
Incorporated by reference to the Company's Current Report on Form 8-K/A, Commission File No. 000-33275, filed June 1, 2012.

(25)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 6, 2012.

(26)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(27)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012

(28)
Incorporated by reference to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 29, 2013

†
Filed herewith.