Form 10-Q
period 2013-03-31
WARREN RESOURCES INC
filed 2013-05-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The aggregate number of Registrant’s outstanding shares on May 6, 2013 was 72,865,310 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$10,745	$8,475
Accounts receivable — trade	19,560	18,110
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	141	142
Other current assets	1,153	1,096

Total current assets	31,599	27,823

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $19,581 and $20,507 as of March 31, 2013 and December 31, 2012)	297,517	301,599
Property and equipment—at cost, net	18,687	17,941
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,271	1,273
Other assets	4,056	4,108

Total other assets	321,531	324,921
	$353,130	$352,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,790	$1,790
Accounts payable and accruals	35,049	29,278
Derivative financial instruments	1,718	385

Total current liabilities	38,557	31,453

Long-Term Liabilities
Debentures, less current portion	1,472	1,472
Other long-term liabilities, less current portion	26,539	26,710
Derivative financial instruments	700	567
Line of credit	89,500	99,500

	118,211	128,249

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2013 and 2012 (aggregate liquidation preference $128 in 2013 and 2012)	128	128
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 72,764,572 shares in 2013 and 72,440,898 shares in 2012	7	7
Additional paid-in-capital	468,909	468,406
Accumulated deficit	(272,230)	(275,058)
Accumulated other comprehensive income, net of applicable income taxes of $181 in 2013 and $188 in 2012	276	287
	197,090	193,770
Less common stock in Treasury—at cost; 632,250 shares in 2013 and 2012	728	728
Total stockholders’ equity	196,362	193,042
	$353,130	$352,744

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2013	2012
Operating revenues
Oil and gas sales	$30,819	$28,354

Operating expenses
Lease operating expense and taxes	9,796	8,500
Depreciation, depletion and amortization	11,570	10,105
General and administrative	4,317	4,293

Total operating expenses	25,683	22,898

Income from operations	5,136	5,456

Other income (expense)
Interest and other income	15	25
Interest expense	(750)	(775)
Loss on derivative financial instruments	(1,565)	(878)

Total other expense	(2,300)	(1,628)

Income before taxes	2,836	3,828

Deferred income tax expense	7	17

Net income	2,829	3,811

Less dividends and accretion on preferred shares	3	3

Net income applicable to common stockholders	$2,826	$3,808

Earnings per share — Basic	$0.04	$0.05
Earnings per share — Diluted	0.04	0.05

Weighted average common shares outstanding — Basic	71,991,863	71,025,089
Weighted average common shares outstanding — Diluted	72,685,439	72,194,300

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2013	2012
Net income	$2,829	$3,811
Other comprehensive income (loss)
Holding losses on available for sale investments	(11)	(26)

Comprehensive income	$2,818	$3,785

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31 (Unaudited)
	(in thousands)
	2013	2012

Cash flows from operating activities:
Net income	$2,829	$3,811
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(15)	(14)
Amortization of deferred offering costs	52	51
Depreciation, depletion and amortization	11,570	10,105
Change in fair value of derivative financial instruments	1,466	(1,087)
Stock option expense	315	383
Deferred tax expense	7	17
Change in assets and liabilities:
Decrease (increase) in accounts receivable—trade	(1,537)	515
Increase in other assets	(57)	(724)
Increase in accounts payable and accruals	2,142	692
Decrease in other long-term liabilities	(751)	(858)

Net cash provided by operating activities	16,021	12,891

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(2,824)	(26,012)
Purchase of property and equipment	(1,118)	(293)

Net cash used in investing activities	(3,942)	(26,305)

Cash flows from financing activities:
Proceeds from line of credit	—	10,000
Payments on debt and debentures	(10,000)	(38)
Proceeds from the exercise of stock options	191	—
Issuance of common stock, net	—	37

Net cash provided by (used in) financing activities	(9,809)	9,999

Net increase (decrease) in cash and cash equivalents	2,270	(3,415)

Cash and cash equivalents at beginning of period	8,475	10,614

Cash and cash equivalents at end of period	$10,745	$7,199

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$668	$738
Noncash investing and financing activities
Accrued preferred stock dividend	3	3

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2013 and December 31, 2012, the consolidated results of operations for the three months ended March 31, 2013 and 2012, the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 and consolidated cash flows for the three months ended March 31, 2013 and 2012. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2012. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2012 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.3 million and $0.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	71.0%	74.0%
Risk-free interest rate	0.5%	0.5%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2012	1,989,309	$2.48
Granted	340,250	2.75
Exercised	(171,547)	1.11
Forfeited or expired	(191,809)	7.99
Outstanding at March 31, 2013	1,966,203	$2.11	2.46	$2,467
Exercisable at March 31, 2013	1,354,953	$1.78	1.48	$2,207

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 were approximately $317,000 and $107,000 respectively.

As of March 31, 2013 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.8 million, which we expect to recognize over a weighted average period of 3.0 years.

Restricted Shares

Restricted share activity for the three months ended March 31, 2013 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2012	1,606,460	$2.54
Granted	886,331	1.87
Vested	(229,201)	3.91
Forfeited	(123,989)	3.19
Outstanding at March 31, 2013	2,139,601	$2.08

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was $4.1 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

NOTE D—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2013 and March 31, 2012 of 38,072 and 52,522 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Potential common shares of 2,233,329 and 1,002,979 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012, respectively, because they are anti-dilutive. At March 31, 2013 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in thousands, except for per share data)
Net earnings applicable to common shareholders	$2,826	$3,808

Weighted average shares outstanding - basic	71,991,863	71,025,089
Effect of dilutive securities — restricted stock	63,285	—
Effect of dilutive securities — stock options	630,291	1,169,211

Weighted average shares outstanding - diluted	72,685,439	72,194,300

Basic net earnings per share	$0.04	$0.05
Diluted net earnings per share	$0.04	$0.05

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2013	2012
	(in thousands)
Line of Credit	$89,500	$99,500
Convertible debentures	1,636	1,636
Asset retirement obligations	25,065	25,236
Litigation allowance	3,100	3,100
	119,301	129,472
Less current portion	1,790	1,790
Long-term portion	$117,511	$127,682

On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. This replaced the prior $250 million credit agreement with GE Business Financial Services, Inc. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company. In December 2012, the borrowing base was increased to $140 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $0.1 million was accrued as of March 31, 2013. As of March 31, 2013, the Company has $89.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company was in compliance with these covenants as of March 31, 2013.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of March 31, 2013, was 2.46%.

The convertible bonds may be converted until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2013, there were no bond redemptions.

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

March 31,
2013
(in thousands)
Balance at beginning of period	$25,236
Liabilities incurred in current period	37
Liabilities settled in current period	(750)
Accretion expense	542
Balance at end of period	$25,065

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. Based on extensions given by the El Paso Court of Appeals, the Frio County District Court Clerk certified and filed the Record on Appeal on October 26, 2010. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. Gotham filed its response to Warren’s brief on May 31, 2011. Warren replied to Gotham’s response on June 23, 2011. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham’s petition. The Court asked for further briefing and on December 18, 2012 Gotham filed a brief on the merits of their appeal. On February 6, 2013, Warren filed its brief in response to Gotham’s brief. On April 19, 2013, the Supreme Court granted Gotham’s petition for a review of the Court of Appeals ruling. Warren does not know when the Court will authorize oral arguments on the merits of the appeal. Furthermore, we do not anticipate a ruling, order or response from the Texas Supreme Court in the near future. In the event the Texas Supreme Court reverses the Texas Court of Appeals ruling and finds in Gotham’s favor, Warren would be responsible for the final judgment in the amount of $2,967,070.10, plus post-judgment interest, court costs and attorney’s fees.

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

	March 31, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$3,164	$3,164	$3,164	$3,164

Financial liabilities
Fixed rate debentures	$2,184	$1,636	$2,190	$1,636
Line of credit	89,500	89,500	99,500	99,500

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

March 31, 2013

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,412	$—	$—	$1,412

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)
Commodity derivatives	$—	$2,418	$—	$2,418

December 31, 2012

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,415	$—	$—	$1,415

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)
Commodity derivatives	$—	$952	$—	$952

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

The following table summarizes the open financial derivative positions as of March 31, 2013, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/13 09/30/13	1,375 Bbl/d	$70.00
Gas	Swap	04/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months
Hedging Instrument under	Ended March 31,
authoritative guidance	2013	2012
(in thousands)

Realized cash settlements on derivatives	$(167)	$(380)

Unrealized gain (loss) on derivatives	(1,398)	(498)

Total	$(1,565)	$(878)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

March 31, 2013

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$3
Commodity—Natural Gas	current	(1,721)
Commodity—Natural Gas	Non-current	(700)

Total derivatives not designated as hedging instruments		$(2,418)

December 31, 2012

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	$(457)
Commodity—Oil	current	72
Commodity—Oil	Non-current	(567)

Total derivatives not designated as hedging instruments		$(952)

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

As of March 31, 2013, the counterparty to the Company’s commodity derivative contracts consisted of one financial institution. The Company’s counterparty is also a lender under the Company’s Senior Credit Agreement. As a result, the counterparty to the Company’s derivative agreements shares in the collateral supporting the Company’s Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. Also, in January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210). Clarifying the Scope of Disclosures about offsetting Assets and Liabilities.” ASU 2013-01 limited the disclosures required by ASU No. 2011-11. We adopted these new requirements in first quarter 2013 and they did not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2012 Annual Report on Form 10-K and this Form 10-Q. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2013, we owned oil and natural gas leasehold interests in approximately 114,740 gross, 89,000 net acres, approximately 85% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $2.3 million to $10.7 million during the three months ended March 31, 2013.  This resulted from cash provided from operating activities of $16.0 million being partially offset by cash used in financing activities of $9.8 million and cash used in investing activities of $3.9 million.

Cash provided by operating activities was primarily generated by oil operations. Cash used in financing activities primarily represented a repayment of $10.0 million under the Credit Facility. Cash used in investing activities was primarily spent on oil and gas properties and equipment.

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

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. As of March 31, 2013, the Company had borrowed $89.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During the three months ended March 31, 2013, the Company incurred $0.6 million of interest expense under the Credit Facility of which approximately $0.1 million was accrued for as of March 31, 2013. The weighted average interest rate as of March 31, 2013 was 2.46%.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including swaps, puts and differential swap agreements for a portion of its 2013 and 2014 production to reduce price volatility and reductions in discretionary expenditures. As of March 31, 2013, approximately 50% of the Company’s estimated 2013 oil production is covered with puts, approximately 40% of its estimated natural gas production covered with swaps.  If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first three months of 2013, the Company had net income of $2.8 million (which included $1.6 million of losses on derivative financial instruments). This compares to the three months of 2012 when the Company had net income of $3.8 million (which included a $0.9 million of losses on derivative financial instruments). At March 31, 2013, current assets were $7.0 million less than current liabilities. As of March 31, 2013, the Company has a borrowing base of $140 million and $89.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first three months of 2013, our oil lease operating expenses were $28.14 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first three months of 2013, our natural gas lease operating expenses were $1.68 per net mcf of gas produced.

At March 31, 2013, we had approximately 1.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 0.1 million had exercise prices above the closing market price $3.22 of our common stock on March 31, 2013.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.4 million at March 31, 2013.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of March 31, 2013	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Line of credit	$89,500	$—	$—	$89,500	$—
Bonds	1,636	164	280	226	966
Drilling commitments	1,587	1,587	—	—	—
Leases	7,031	852	1,715	1,619	2,845
Total	$99,754	$2,603	$1,995	$91,345	$3,811

*                 Does not include estimated interest of $2.7 million less than one year, $5.3 million 1-3 years, $2.2 million 3-5 years and $0.7 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Oil and gas sales. Revenue from oil and gas sales increased $2.5 million in the first quarter of 2013 to $30.8 million, a 9% increase compared to the same quarter in 2012.  This increase primarily resulted from an increase in oil and gas production.  Net oil production for the three months ended March 31, 2013 and 2012 was 256 Mbbls and 249 Mbbls, respectively.  Net gas production for the three months ended March 31, 2013 and 2012 was 1.5 Bcf and 1.2 Bcf, respectively.  The average realized price per barrel of oil for the three months ended March 31, 2013 and 2012 was $101 and $100, respectively.  Additionally, the average realized price per Mcf of gas for the three months ended March 31, 2013 and 2012 was $3.21 and $2.85, respectively.

Lease operating expense. Lease operating expense increased 15% to $9.8 million ($19.10 per boe) for the first quarter of 2013 compared to $8.5 million ($18.72 per boe) in the comparable period of 2012. Primarily, this increase resulted from increased workover expense in our Wilmington field.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.5 million for the first quarter of 2013 to $11.6 million, a 14% increase compared to the corresponding quarter last year.  The 2013 depletion rate increased to $22.56 per boe compared to $22.24 per boe in 2012.  The increase in the 2013 depletion rate compared to the 2012 depletion rate on a boe basis reflects an increase in the full cost pool and higher estimated future development and abandonment costs

General and administrative expenses. General and administrative expenses increased $24 thousand in the first quarter of 2013 to $4.3 million, a 1% increase compared to the corresponding quarter last year.  This reflected an increase in consulting and legal expense of $0.2 million being offset by lower salary costs of $0.2 million.

Interest expense. Interest expense decreased $25 thousand to $0.8 million in the first quarter of 2013 compared to the same quarter last year.  The increase results from a decrease in borrowings under our Credit Facility from $99.5 million at March 31, 2012 to $89.5 million at March 31, 2013.

Interest and other income. Interest and other income decreased $10 thousand in the first quarter of 2013 to $15 thousand, compared to the same quarter in 2012.

Gain (loss) on derivative financial instruments.  Derivative losses of $1.6 million were recorded during the first quarter of 2013. This amount reflects $0.2 million of realized losses and $1.4 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts, futures contracts and costless collar positions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2012 Form 10-K includes a discussion of our critical accounting policies.

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

The following table summarizes our open financial derivative positions as of May 6, 2013, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Put	04/01/13 09/30/13	1,375 Bbl/d	$70.00
Oil	Brent Swap	10/01/13 09/30/14	700 Bbl/d	$104.30
Gas	Swap	04/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79
Gas	Swap	05/01/13 12/31/14	2,000 MMBtu/d	$4.18

Interest Rate Risk

At March 31, 2013, we had debt outstanding under our Credit Facility of $89.5 million.  Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. We are exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2012 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.    Not applicable

b.    Not applicable

c.    Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

WARREN RESOURCES, INC. (Registrant)

Date: May 7, 2013		/s/ Timothy A. Larkin
	By:	Timothy A. Larkin
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer