Form 10-Q
period 2013-09-30
WARREN RESOURCES INC
filed 2013-11-06
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

The aggregate number of Registrant’s outstanding shares on November 6, 2013 was 72,839,320 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$10,090	$8,475
Accounts receivable — trade	22,623	18,110
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	135	142
Other current assets	1,819	1,096
Total current assets	34,667	27,823

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $17,751 and $20,507 as of September 30, 2013 and December 31, 2012)	330,427	301,599
Property and equipment—at cost, net	18,641	17,941
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,212	1,273
Other assets	3,967	4,108
Derivative financial instruments	52	—
Total other assets	354,299	324,921
	$388,966	$352,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,386	$1,790
Accounts payable and accruals	41,617	29,278
Derivative financial instruments	99	385
Total current liabilities	43,102	31,453

Long-Term Liabilities
Debentures, less current portion	1,472	1,472
Other long-term liabilities, less current portion	28,164	26,710
Derivative financial instruments	—	567
Line of credit	94,500	99,500
	124,136	128,249

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2013 and 2012 (aggregate liquidation preference $128 in 2013 and 2012)	128	128
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 72,802,724 shares in 2013 and 72,440,898 shares in 2012	7	7
Additional paid-in-capital	469,760	468,406
Accumulated deficit	(248,386)	(275,058)
Accumulated other comprehensive income, net of applicable income taxes of $143 in 2013 and $188 in 2012	219	287
	221,728	193,770
Less common stock in Treasury—at cost; 632,250 shares in 2012	—	728
Total stockholders’ equity	221,728	193,042
	$388,966	$352,744

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2013	2012	2013	2012
Operating revenues
Oil and gas sales	$34,682	$31,361	$96,237	$89,893
Operating expenses
Lease operating expense and taxes	9,257	7,084	27,384	22,761
Depreciation, depletion and amortization	10,987	13,234	34,368	34,571
General and administrative	3,124	4,417	11,371	14,927
Total operating expenses	23,368	24,735	73,123	72,259
Income from operations	11,314	6,626	23,114	17,634

Other income (expense)
Interest and other income	5,315	15	5,346	59
Interest expense	(760)	(853)	(2,234)	(2,458)
Gain (loss) on derivative financial instruments	(1,205)	(3,383)	491	(3,772)
Total other income (expense)	3,350	(4,221)	3,603	(6,171)
Income before taxes	14,664	2,405	26,717	11,463

Deferred income tax expense (benefit)	6	(3)	45	(14)
Net income	14,658	2,408	26,672	11,477

Less dividends and accretion on preferred shares	2	3	8	8

Net income applicable to common stockholders	$14,656	$2,405	$26,664	$11,469

Earnings per share — Basic	$0.20	$0.03	$0.37	$0.16
Earnings per share — Diluted	0.20	0.03	0.37	0.16

Weighted average common shares outstanding — Basic	72,424,626	71,178,903	72,235,047	71,089,212
Weighted average common shares outstanding — Diluted	72,618,733	72,040,393	72,425,850	72,027,145

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2013	2012	2013	2012
Net income	$14,658	$2,408	$26,672	$11,477
Other comprehensive income
Holding gain (loss) on available for sale investments	(8)	1	(68)	18
Comprehensive income	$14,650	$2,409	$26,604	$11,495

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2013	2012
Cash flows from operating activities:
Net income	$26,672	$11,477
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(45)	(43)
Amortization of deferred offering costs	160	153
Depreciation, depletion and amortization	34,368	34,571
Change in fair value of derivative financial instruments	(905)	1,315
Gain on sale of US treasury bonds — available for sale	—	(4)
Stock option expense	1,492	1,689
Deferred tax expense (benefit)	45	(14)
Change in assets and liabilities:
Increase in accounts receivable—trade	(3,989)	(2,947)
(Increase) decrease in other assets	(723)	255
Increase in accounts payable and accruals	2,680	7,237
Decrease in other long-term liabilities	(1,648)	(1,052)

Net cash provided by operating activities	58,107	52,637
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(50,053)	(54,952)
Funds held in escrow	—	(3,239)
Purchase of property and equipment	(2,019)	(1,587)
Proceeds from US treasury bonds — available for sale	—	13

Net cash used in investing activities	(52,072)	(59,765)

Cash flows from financing activities:
Proceeds from line of credit	5,000	10,000
Payments on debt and debentures	(10,017)	(118)
Proceeds from the exercise of stock options	597	107

Net cash (used in) provided by financing activities	(4,420)	9,989

Net increase in cash and cash equivalents	1,615	2,861

Cash and cash equivalents at beginning of period	8,475	10,614

Cash and cash equivalents at end of period	$10,090	$13,475
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$2,122	$2,339
Noncash investing and financing activities
Accrued preferred stock dividend	8	8

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in California and Wyoming.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2013 and December 31, 2012, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 and consolidated cash flows for the nine months ended September 30, 2013 and 2012. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2012. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2012 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.5 million and $0.8 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and approximately $1.5 million and $1.7 million for the nine months ending September 30, 2013 and September 30, 2012, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2013	2012
Dividend yield	0%	0%
Expected volatility	70.9%	73.4%
Risk-free interest rate	0.5%	0.5%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at June 30, 2013	2,140,293	$2.22
Granted	—	—
Exercised	(462,166)	0.51
Forfeited or expired	(43,750)	6.54
Outstanding at September 30, 2013	1,634,377	$2.59	2.94	$654
Exercisable at September 30, 2013	780,888	$2.26	1.39	$572

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 were approximately $1,566,000 and $358,000 respectively.

As of September 30, 2013 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.1 million, which we expect to recognize over a weighted average period of 2.1 years.

Restricted Shares

Restricted share activity for the nine months ended September 30, 2013 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2012	1,606,460	$2.54
Granted	886,331	1.87
Vested	(376,331)	3.52
Forfeited	(170,208)	3.10
Outstanding at September 30, 2013	1,946,252	$2.00

Restricted stock awards for executive officers and employees vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the assumption that stock options and warrants are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2013 and September 30, 2012 of 38,072 and 52,093 respectively, relating to convertible bonds and preferred stock, were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 2,910,907 and 1,644,817 respectively, relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, because they are anti-dilutive. Stock options have a weighted average exercise price of $2.59 and $2.88 at September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 the convertible bonds may be converted at 100% of principal into common stock of the Company at a price of $50. The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in thousands, except for per share data)		(in thousands, except for per share data)

Net earnings applicable to common shareholders	$14,656	$2,405	$26,664	$11,469

Weighted average shares outstanding — basic	72,424,626	71,178,903	72,235,047	71,089,212
Effect of dilutive securities — restricted stock	—	—	—	—
Effect of dilutive securities — stock options	194,107	861,490	190,803	937,933

Weighted average shares outstanding - diluted	72,618,733	72,040,393	72,425,850	72,027,145

Basic net earnings per share	$0.20	$0.03	$0.37	$0.16
Diluted net earnings per share	$0.20	$0.03	$0.37	$0.16

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2013	2012
	(in thousands)

Line of Credit	$94,500	$99,500
Convertible debentures	1,636	1,636
Asset retirement obligations	26,286	25,236
Litigation allowance	3,100	3,100
	125,522	129,472
Less current portion	1,386	1,790
Long-term portion	$124,136	$127,682

On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company. In May 2013, the borrowing base was increased to $145 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $16,000 was accrued as of September 30, 2013. As of September 30, 2013, the Company has $94.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with all covenants as of September 30, 2013.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of September 30, 2013, was 2.43%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the nine months ended September 30, 2013, there were no bond redemptions.

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

September 30,
2013
(in thousands)
Balance at beginning of period	$25,236
Liabilities incurred in current period	1,037
Liabilities settled in current period	(1,647)
Accretion expense	1,660
Balance at end of period	$26,286

NOTE G—CONTINGENCIES

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, 2010, the court granted Gotham’s Motion for Summary Judgment for restitution in the amount of $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham’s petition. The Court asked for further briefing and on December 18, 2012 Gotham filed a brief on the merits of their appeal. On February 6, 2013, Warren filed its brief in response to Gotham’s brief. On April 19, 2013, the Supreme Court granted Gotham’s petition for a review of the Court of Appeals ruling. The Court held oral arguments on the merits of the appeal on October 8, 2013. We do not anticipate a decision or order from the Texas Supreme Court until mid-2014. In the event the Texas Supreme Court reverses the Texas Court of Appeals ruling and finds in Gotham’s favor, Warren would be responsible for the final judgment in the amount of approximately $2,967,000, plus post-judgment interest, and potentially court costs and attorney’s fees.

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

	September 30, 2013		December 31, 2012
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral security account	$3,165	$3,165	$3,164	$3,164

Financial liabilities
Fixed rate debentures	$2,056	$1,636	$2,190	$1,636
Line of credit	94,500	94,500	99,500	99,500

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

September 30, 2013

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,347	$—	$—	$1,347
Commodity derivatives	$—	$52	$—	$52

	Level 1	Level 2	Level 3	Total
	(in thousands)

Liabilities
Commodity derivatives	$—	$99	$—	$99

December 31, 2012

	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,415	$—	$—	$1,415

	Level 1	Level 2	Level 3	Total
	(in thousands)

Liabilities
Commodity derivatives	$—	$952	$—	$952

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

The Company routinely enters into derivative contracts with a variety of counterparties, typically resulting in individual derivative instruments with both fair value asset and liability positions. The Company nets the fair values of derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which mitigate the credit risk of the Company’s derivative instruments by providing for net settlement over the term of the contract and in the event of default or termination of the contract.

The following table summarizes the open financial derivative positions, as of September 30, 2013, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Swap	01/01/14 12/31/14	800 Bbl/d	$102.12
Oil	Brent Swap	10/01/13 09/30/14	700 Bbl/d	$104.30
Gas	Swap	07/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79
Gas	Swap	07/01/13 12/31/14	2,000 MMBtu/d	$4.18

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Nine Months
Hedging Instrument under	Ended September 30,		Ended September 30,
authoritative guidance	2013	2012	2013	2012
(in thousands)

Realized cash settlements on hedges	$(181)	$(688)	$(857)	$(1,542)
Unrealized non-cash gain (loss) on hedges	(1,024)	(2,695)	1,348	(2,230)

Total	$(1,205)	$(3,383)	$491	$(3,772)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

September 30, 2013

	Derivative Assets
	Balance Sheet
(in thousands)	Location	Fair Value

Commodity—Oil	Non-current	135
Commodity—Natural Gas	Non-current	(83)

Total derivatives not designated as hedging instruments		$52

September 30, 2013

	Derivative Liabilities
	Balance Sheet
(in thousands)	Location	Fair Value

Commodity—Oil	current	$(180)
Commodity—Natural Gas	current	81

Total derivatives not designated as hedging instruments		$(99)

December 31, 2012

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value

Commodity—Natural Gas	current	$(457)
Commodity—Oil	current	72
Commodity—Oil	Non-current	(567)

Total derivatives not designated as hedging instruments		$(952)

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

As of September 30, 2013, the counterparty to the Company’s commodity derivative contracts consisted of two financial institutions. The Company’s counterparty is also a lender under the Company’s Senior Credit Agreement. As a result, the counterparty to the Company’s derivative agreements shares in the collateral supporting the Company’s Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE K — INTEREST AND OTHER INCOME

During the third quarter of 2013, the Company reviewed its practice regarding the amounts of post-production costs that could be charged to royalty owners in the Wilmington Townlot Unit. The Company evaluated these post-production costs and the applicable amounts that could be charged to royalty owners under the terms of the lease agreements. The analysis resulted in a decision by management to charge additional amounts as compared to past practices and, additionally, to recapture amounts applicable to prior periods. This decision resulted in a non-recurring adjustment of $5.3 million during the quarter, which was recorded in Interest and Other Income.

NOTE L — RECENTLY ISSUED ACCOUNTING STANDARDS

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

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of September 30, 2013, we owned oil and natural gas leasehold interests in approximately 123,157 gross, 92,880 net acres, approximately 85% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents increased $1.6 million to $10.1 million during the nine months ended September 30, 2013.  This resulted from cash provided from operating activities of $58.1 million being offset by cash used in investing activities of $52.1 million and cash used in financing activities of $4.4 million.

Cash provided by operating activities was primarily generated by oil operations. Cash used in financing activities primarily represents the movement in our borrowing base during the period. Cash used in investing activities was primarily spent on the development of oil and gas properties and the purchase of property and equipment.

Capital expenditures for the nine months ended September 30, 2013 were $58.8 million and consisted of $43.3 million for drilling and development in our California properties and $15.5 million for drilling and development in our Wyoming properties.

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

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. As of September 30, 2013, the Company had borrowed $94.5 million under the Credit Facility and was in compliance with all covenants. If oil and gas commodity prices were to decline to lower levels, the Company may become in violation of Credit Facility covenants in the future. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During the nine months ended September 30, 2013, the Company incurred $1.9 million of interest expense under the Credit Facility of which approximately $16 thousand was accrued for as of September 30, 2013. The weighted average interest rate as of September 30, 2013 was 2.43%.

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

Low commodity prices may restrict our ability to meet our current obligations. As a result, Management has taken several actions to ensure that the Company will have sufficient liquidity to meet its obligations through the next twelve months, including swaps, puts and differential swap agreements for a portion of its 2013 and 2014 production to reduce price volatility and reductions in discretionary expenditures. As of September 30, 2013, approximately 50% of the Company’s estimated oil production for the next twelve months is covered with swaps and approximately 50% of its estimated natural gas production for the next twelve months is covered with swaps.  If the liquidity of the Company should worsen, the Company would evaluate other measures to further improve its liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. There is no assurance that the Company will be successful in these capital raising efforts that may be necessary to fund operations during the next twelve months.

During the first nine months of 2013, the Company had net income of $26.7 million (which included $0.5 million of gains on derivative financial instruments). This compares to the nine months of 2012 when the Company had net income of $11.5 million (which included $3.8 million of losses on derivative financial instruments). At September 30, 2013, current assets were $8.4 million less than current liabilities. As of September 30, 2013, the Company has a borrowing base of $145 million and $94.5 million outstanding under the Credit Facility.

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

The Company’s proved reserves may decline in future years.  Due to commodity prices, compared to the cost of developing our undeveloped reserves and our estimated lease operating expenses, a portion of our future projects may become uneconomic.  The Company’s projects have material lease operating expenses.  Our oil operations include a secondary recovery waterflood with significant fixed costs.  During the first nine months of 2013, our oil lease operating expenses were $23.08 per net barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During the first nine months of 2013, our natural gas lease operating expenses were $1.85 per net mcf of gas produced.

At September 30, 2013, we had approximately 1.6 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, 0.4 million had exercise prices above the closing market price of $2.91 of our common stock on September 30, 2013.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at September 30, 2013.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations		Less Than	1-3	3-5	More Than
As of September 30, 2013	Total	1 Year	Years	Years	5 Years
	(in thousands)

Line of credit	$94,500	$—	$—	$94,500	$—
Bonds	1,636	164	280	226	966
Leases	6,699	495	1,729	1,613	2,862
Total	$102,835	$659	$2,009	$96,339	$3,828

*                 Does not include estimated interest of $2.8 million less than one year, $5.6 million 1-3 years, $0.9 million 3-5 years and $0.6 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Oil and gas sales. Revenue from oil and gas sales increased $3.3 million in the third quarter of 2013 to $34.7 million, an 11% increase compared to the same quarter in 2012.  This increase primarily resulted from an increase in gas production and gas pricing.  Net gas production for the three months ended September 30, 2013 and 2012 was 1.5 Bcf and 1.2 Bcf, respectively.  Net oil production for the both the three months ended September 30, 2013 and 2012 was 294 Mbbls. The average realized price per Mcf of gas for the three months ended September 30, 2013 and 2012 was $3.41 and $2.82, respectively.  Additionally, the average realized price per barrel of oil for the three months ended September 30, 2013 and 2012 was $100 and $95, respectively.

Lease operating expense. Lease operating expense increased 31% to $9.3 million ($16.76 per boe) for the third quarter of 2013 compared to $7.1 million ($14.32 per boe) in the comparable period of 2012. This increase resulted from additional workover expense and taxes in our Wilmington and the Atlantic Rim field.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $2.2 million for the third quarter of 2013 to $11.0 million, a 17% decrease compared to the corresponding quarter last year.  This decrease resulted from an increase in gas reserves during the quarter due to an increase in gas pricing. The 2013 depletion rate decreased to $19.89 per boe compared to $26.75 per boe in 2012.

General and administrative expenses. General and administrative expenses decreased $1.3 million in the third quarter of 2013 to $3.1 million, a 29% decrease compared to the same quarter last year. This decrease reflects a lower incentive bonus accrual of $0.7 million during the quarter and lower salary and stock option expense of $0.6 million compared to the same period last year.

Interest expense. Interest expense decreased $0.1 million to $0.8 million in the third quarter of 2013 compared to the same quarter last year.  The decrease results from a decrease in borrowings under our Credit Facility from $99.5 million at September 30, 2012 to $94.5 million at September 30, 2013.

Interest and other income. Interest and other income increased $5.3 million in the third quarter of 2013. This resulted from a nonrecurring retroactive adjustment relating to certain post-production costs being charged to royalty owners in the Wilmington Townlot Unit field.

Gain (loss) on derivative financial instruments.  Derivative losses of $1.2 million were recorded during the third quarter of 2013. This amount reflects $0.2 million of realized losses and $1.0 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps, puts and future contract positions.

RESULTS OF OPERATIONS:

Nine months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Oil and gas sales. Revenue from oil and gas sales increased $6.3 million in the first nine months of 2013 to $96.2 million, a 7% increase compared to the same period in 2012.  This increase primarily resulted from an increase in gas production and gas pricing.  Net gas production for the nine months ended September 30, 2013 and 2012 was 4.7 Bcf and 3.7 Bcf, respectively.  Net oil production for the nine months ended September 30, 2013 and 2012 was 812 Mbbls and 836 Mbbls, respectively. The average realized price per Mcf of gas for the nine months ended September 30, 2013 and 2012 was $3.40 and $2.50, respectively.  Additionally, the average realized price per barrel of oil for the nine months ended September 30, 2013 and 2012 was $99 and $97, respectively.

Lease operating expense. Lease operating expense increased 20% to $27.4 million ($17.20 per boe) for the nine months ended September 2013 compared to $22.8 million ($15.72 per boe) in the comparable period of 2012. This increase resulted from increased workover expense and taxes in our Wilmington field and the Atlantic Rim field.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.2 million for the nine months ended September 2013 to $34.4 million, a 1% decrease compared to the corresponding quarter last year. This decrease resulted from an increase in gas reserves during the nine month period due to an increase in gas pricing. The 2013 depletion rate decreased to $21.59 per boe compared to $23.87 per boe in 2012.

General and administrative expenses. General and administrative expenses decreased $3.6 million for the first nine months of 2013 to $11.4 million, a 24% decrease compared to the same period last year. In, the second quarter of 2012 the Company recorded a $2.0 million severance accrual payable to the Company’s former Chief Executive Officer. In addition, for the nine months ended September 2013 the Company recorded lower incentive compensation expense of $1.1 million and overhead and salary costs decreased $0.4 million compared to the same period last year.

Interest expense. Interest expense decreased $0.2 million to $2.2 million in the first nine months of 2013 compared to the same period last year.  The decrease results from a decrease in borrowings under our Credit Facility from $99.5 million at September 30, 2012 to $94.5 million at September 30, 2013.

Interest and other income. Interest and other income increased $5.3 million in the first nine months of 2013. This resulted from a nonrecurring retroactive adjustment relating to certain post production expenses being charged to royalty owners in the Wilmington Townlot Unit field.

Gain (loss) on derivative financial instruments.  Derivative gains of $0.5 million were recorded during the first nine months of 2013. This amount reflects $0.9 million of realized losses and $1.4 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps, puts and future contract positions.

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

The following table summarizes our open financial derivative positions as of November 6, 2013, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
Oil	Brent Swap	10/01/13 09/30/14	700 Bbl/d	$104.30
Oil	Brent Swap	01/01/14 12/31/14	800 Bbl/d	$102.12
Gas	Swap	07/01/13 12/31/13	7,000 MMBtu/d	$3.39
Gas	Swap	01/01/14 12/31/14	7,000 MMBtu/d	$3.79
Gas	Swap	07/01/13 12/31/14	2,000 MMBtu/d	$4.18

Interest Rate Risk

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

Inflation and Changes in Commodity Prices

The general level of inflation affects our costs. Salaries and other general and administrative expenses are impacted by inflationary trends and the supply and demand of qualified professionals and professional services. Inflation and commodity price fluctuations affect the costs associated with exploring for and producing oil and natural gas, which have a material impact on our financial performance.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 6, 2013

	By:	/s/ Stewart P. Skelly
Stewart P. Skelly
Vice President, Chief Financial Officer and Chief Accounting Officer