Form 10-K
period 2013-12-31
WARREN RESOURCES INC
filed 2014-03-06
CIK 892986

Use these links to rapidly review the document
WARREN RESOURCES, INC. FORM 10-K TABLE OF CONTENTS
PART IV
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2013 was approximately $191.8 million.

         The number of shares of registrant's common stock outstanding as of March 5, 2014 was 73,080,348 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual report on Form 10-K.

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

        For abbreviations or definitions of certain terms used in the oil and gas industry and in this annual report on Form 10-K, please refer to the section entitled "Glossary of Abbreviations and Terms".

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

        These forward-looking statements include, among others, the following:

  •
  our ability to successfully and economically acquire, explore, develop and produce oil and gas resources;

  •
  our ability to obtain governmental and other permits and approvals;

  •
  the actual or potential impact of environmental and other governmental regulation;

  •
  our exploration and development drilling prospects, inventories, projects and programs;

  •
  our oil and natural gas reserve estimates;

  •
  volatility in commodity prices and market conditions for oil and natural gas;

  •
  our liquidity and ability to finance our acquisition, exploration and development operations and activities;

  •
  our future production, revenue, operating costs and results of operations;

  •
  the cost and availability of experienced labor;

  •
  our business and growth strategies;

  •
  our identified drilling locations;

  •
  availability and costs of drilling rigs, equipment and field services; and

  •
  our ability to make and integrate acquisitions.

        These statements may be found under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operation", "Business and Properties" and other sections of this annual report on Form 10-K. Forward- looking statements are typically identified by use of terms such as "may", "will", "could", "should", "expect", "plan", "project", "intend", "anticipate", "believe", "estimate", "predict", "potential", "pursue", "target" or "continue", the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

        The forward-looking statements contained in this annual report on Form 10-K, are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

  •
  commodity price volatility;

  •
  domestic and worldwide economic conditions;

  •
  potential adverse changes in general economic conditions, including performance of financial markets, interest rates and unemployment rates;

  •
  unsuccessful drilling or operating activities;

  •
  the inability to develop our reserves through exploration and development activities;

  •
  potential impact of environmental and other governmental regulation, including delays in obtaining governmental and other permits and approvals;

  •
  possible legislative or regulatory changes, including severance or production tax regimes, hydraulic-fracturing regulation, additional drilling and permitting regulations, oil and gas derivatives reform, changes in state, federal and foreign income taxes, environmental regulation, environmental risks and liability under federal, state, foreign and local environmental and other laws and regulations;

  •
  the failure to obtain sufficient capital resources to fund our operations;

  •
  the Company's ability to repay its debt;

  •
  a decline in oil or natural gas production;

  •
  incorrect estimates of reserve quantities, operating costs and capital expenditures;

  •
  increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

  •
  hazardous and risky drilling operations; and

  •
  an inability to grow.

        You should also consider carefully the statements under "Risk Factors" and other sections of this annual report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward- looking statements.

        All forward-looking statements speak only as of the date of this annual report on Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

        As of December 31, 2013, we owned natural gas and oil leasehold interests in approximately 123,943 gross (93,350 net) acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 150 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 175 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing.

        As of December 31, 2013, we had estimated net proved reserves of 33.7 MMBoe, with a PV-10 value of $504 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 16.1 MMBbls in our Wilmington units (48%) and 106 Bcfe primarily in our CBM program in the Washakie Basin (52%). These estimated net proved reserves are located on approximately 20% of our total net acreage.

        As of December 31, 2013, we had interests in 480 gross (322 net) producing wells and are the operator of record or actively participate in the management and operations for 93% of these wells. For the month of December 2013, our average daily production was 10 thousand barrels of oil equivalent per day ("MBoe/d") gross (5.6 MBoe/d net). For 2014, we have a projected total capital expenditure budget of approximately $116 million.

        Our common stock is traded on the NASDAQ National Market under the trading symbol "WRES". The Company was incorporated on June 12, 1990 as a Delaware corporation for the purpose of acquiring and developing oil & gas properties. In 2004, the Company was reincorporated as a Maryland corporation.

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We plan to focus on the following:

  •
  Acquire Additional Resources.  We have been successful in expanding operations through targeted acquisitions in our core areas of expertise. For example, our expertise in coalbed methane, waterflood and horizontal drilling lead to the acquisitions of the Atlantic Rim Project, Leroy Pine Project, Wilmington Townlot Unit and North Wilmington Unit. We will continue to review asset acquisitions that meet our economic criteria with a focus on development potential of oil and gas properties that can be developed at a reasonable cost.

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control production costs. We have identified a total of approximately 150 gross oil well drilling locations in our Wilmington Field oil properties and 175 gross drilling locations in our Rocky Mountain CBM properties.

  •
  Increase Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base.  We intend to increase our proved reserves and production in future years by drilling wells on our undeveloped, unproved acreage, which represents approximately 80% of our acreage position at December 31, 2013.

  •
  Invest our Capital in a Disciplined Manner and Maintain a Strong Financial Position.  We focus on utilizing our available capital on projects where we are likely to have success in increasing production and/or proved reserves at attractive returns. We believe that maintaining a strong financial position will allow us to capitalize on investment opportunities in all commodity cycles. Our capital programs are generally developed to be funded through internally generated cash flows and the use of our credit line, but we also may obtain alternative sources of capital to develop our assets through partnerships, joint ventures or other investment opportunities with third parties or additional debt or equity. We hedge a portion of our production and utilize long-term sales contracts whenever possible to maintain a strong financial position and provide the cash flow necessary for the development of our assets.

  •
  Reduce Costs Through Economies of Scale and Efficient Operations.  As we continue to increase our production and develop our existing properties, we expect that our cost structure will benefit from economies of scale. We seek to exert more control over costs and timing in our exploration, development, production and operating activities.

  •
  Control Operations and Costs.  We seek to serve as the operator of the wells in which we have a significant interest. As the operator, we are better positioned to control the timing and plans for future enhancement and exploitation efforts, the costs of drilling, completing, enhancing and producing the wells, and the marketing negotiations for our gas and oil production in order to maximize both production volumes and wellhead prices.

Business Strengths

        Balanced Asset Portfolio.    Since 1999, we have grown our asset base and diversified our production through California oil property acquisitions in the Los Angeles Basin and Santa Maria Basin and natural gas property acquisitions in the Rocky Mountains that have significant growth potential. Our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices, as well as area economics.

        Long-Lived Proved Reserves with Stable Production Characteristics.    Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics, with a ratio of total estimated proved reserves to production of approximately 16 years.

        Low-Risk Multi-Year Drilling Inventory in Established Resource Plays.    Most of our drilling locations are located in proven resource plays that possess low geologic risk and lead to predictable drilling results. We have identified approximately 150 gross drilling locations in our California assets that have an average vertical depth of less than 4,000 feet and are located in areas where we are an established driller and producer.

        Operational control and financial flexibility.    As of December 31, 2013, we were the operator of record or actively participate in the management and operations for 93% of our producing wells. We generally prefer to retain operating control over our properties, which allows us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary, which allows us a significant degree of flexibility to adjust the size of our capital budget. We finance our drilling budget primarily through our internally generated operating cash flows.

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

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California and also CBM projects in the Rocky Mountain region. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	111,765	86,415	67,953
Wilmington Field, California	2,476	2,460	884
Leroy Pine, California	866	541	541
Pacific Rim Project, Wyoming	1,462	1,268	1,268
Other(1)	7,374	2,666	1,951

Total	123,943	93,350	72,597

(1)
Includes conventional oil and gas properties located primarily in New Mexico and Texas.

California Projects

  Wilmington Townlot Unit

        Our Wilmington Townlot Unit ("WTU") is located in the Wilmington field within the Los Angeles Basin of California. The Wilmington field has produced over 2.5 billion barrels of oil since its discovery in the 1930s. Since that time, the WTU, a unitized oil field consisting of 1,440 gross (1,424 net) acres, has produced more than 149 million barrels of oil from primary and secondary production. All the working interests in the WTU are subject to the terms and provisions of a unit operating agreement. We own an approximate 98.9% undivided working interest in the WTU.

        During December 2013, we averaged 3,495 barrels of oil per day ("Bbls/d") gross, (2,832 Bbls/d net) production in the WTU, compared to 3,240 Bbls/d gross (2,625, Bbls/d net) production during December 2012. As of December 31, 2013, there were 115 gross (114 net) producing wells. In addition, estimated proved reserves as of December 31, 2013 were 14.5 MMbbls gross (11.8 MMbbls net), of which approximately 58% are proved developed producing ("PDP") or proved developed non-producing ("PDNP"), and 42% are proved undeveloped ("PUD"). We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery.

  North Wilmington Unit

        The North Wilmington Unit ("NWU") is located in the Wilmington oil field adjacent to our existing WTU. Since its discovery in the 1930s, the NWU, a unitized oil field consisting of approximately 1,036 gross and net acres, has produced more than 37.6 million barrels of oil. All working interests in the NWU are subject to the terms and provisions of a unit operating agreement. We own a 100% working interest and an approximate 84.7% net revenue interest in the NWU, including existing wells, certain equipment and certain surface properties.

        During December 2013, we averaged 509 Bbls/d gross, (431 Bbls/d net) production in the NWU. In addition, estimated proved reserves as of December 31, 2013 were 5.0 MMbbls gross (4.2 MMbbls net), of which 31% are PDPs and 69% are proved undeveloped ("PUD").

  Leroy Pine Project

        In 2013, the Company acquired a 62.5% working interest in 1,610 gross acres in the Leroy Pine Project in Santa Barbara County. During 2013, we drilled 3 wells which are projected to be completed in 2014. Estimated proved reserves as of December 31, 2013 were 0.2 MMbbls gross (0.1 MMbbls net), of which 100% are PDNPs.

Rocky Mountain Projects in the Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2013, we owned 113,227 gross (87,683 net) acres prospective for CBM development in this area, of which 69,221 net acres were undeveloped. This area contains approximately 175 gross identified drilling locations primarily on 80-acre well spacing. The report prepared by Netherland, Sewell & Associates, Inc. as of December 31, 2013 estimates that the estimated gross recoverable proved reserves in this basin were 189.8 Bcf gross (102.6 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim area. We own approximately 61,464 gross (50,083 net) undeveloped acres of deep rights inside the Spyglass Hill Unit, and approximately 27,589 gross (20,688 net) undeveloped acres of deep rights outside the Spyglass Hill Unit, for a total of 87,053 gross (70,771 net) undeveloped acres in the entire Atlantic Rim area.

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

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 111,765 gross (86,415 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2013, we have drilled a total of 410 wells. Currently, we are developing our acreage in the Atlantic Rim project within the Spyglass Hill Unit.

  Spyglass Hill Unit

        On June 10, 2011, the U.S. Bureau of Land Management ("BLM") approved the new Spyglass Hill Unit in the Atlantic Rim area. The Spyglass Hill Unit covers approximately 113,000 gross acres and includes the areas previously committed to the Sun Dog, Doty Mountain, Jack Sparrow and Brown Cow Units, as well as all additional leases in the southern portion of the project area. On October 9, 2012, Warren was nominated to become Operator of the Spyglass Hill Unit (see "Recent Acquisition in Spyglass Hill and Catalina Units" below). Additionally, Warren's leases in the Spyglass Hill Unit area, which are prospective for the deeper Niobrara oil formation, will be protected and perpetuated by Unit operations or production. The BLM requires the drilling of 25 CBM wells per year under the new Spyglass Hill Unit Agreement. Set forth below are discussions of the three active Sub-Areas within the Spyglass Hill Unit: Sun Dog sub-area, Doty Mountain sub-area and Jack Sparrow sub-area. The Catalina Unit is not included within and remains unaffected by the formation of the Spyglass Hill Unit.

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

  Sun Dog Sub-Area

        Our initial pod, the Sun Dog sub-area, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog sub-area commenced production in April 2002 at a rate of approximately 200 gross Mcf/d of gas and 6,000 Bbls/d of water. Currently the Sun Dog sub-area consists of 113 wells. During December 2013, production from 113 producing wells averaged approximately 9,390 gross Mcf/d of gas and approximately 70,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2013, estimated proved reserves for the wells in the Sun Dog sub-area were 82.5 Bcf gross (46.7 net) Bcf. We currently own a working interest of approximately 69% in the wells drilled in the initial PA ("Participating Area") of the Sun Dog sub-area. We expect that our working interest will change to approximately 66% if the existing sub-area is fully drilled and developed.

  Doty Mountain Sub-Area

        The Doty Mountain sub-area consists of 87 CBM wells on 80-acre spacing. During December 2013, these wells were producing approximately 10,913 gross Mcf/d of natural gas and 23,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2013, estimated proved reserves for the wells in the Doty Mountain sub-area were 68.2 gross (44.6 net) Bcf. We currently own an approximate 73% working interest in the wells drilled in the initial PA of the Doty Mountain sub-area. We expect that our working interest will change to approximately 77% if the existing sub-area is fully drilled and developed.

  Grace Point Sub-Area (formerly Blue Sky/Jack Sparrow Unit)

        The original CBM pilot was a 24-well program originally drilled on 160-acre spacing in 2003 to establish the Blue Sky sub-area. During 2005, we drilled 11 additional CBM wells to reduce the well spacing to 80-acres and accelerate de-watering. The sub-area was later renamed Jack Sparrow. Based on prior desorption, permeability, pressure build-up and other tests, we believe that as the wells dewater, they should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. However, in early 2009, operations were suspended due to economics and remain shut-in. In 2011, the BLM required a 25 well drilling program in the area, which is now designated the Grace Point sub-area, to establish the larger Spyglass Hill Unit. These 25 wells are currently de-watering and producing and met the BLM productivity requirement in March 2012 to validate the Spyglass Hill Unit. During December 2013, these wells produced approximately 918 gross

Mcf/d of natural gas and 25,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2013, estimated proved reserves for the wells in the Grace Point sub-area were 12.2 gross (8.4 net) Bcf. We own and approximate 81% working interest in the wells drilled in the initial PA of the Grace Point sub-area.

  Catalina Unit

        The Catalina Unit consists of 68 CBM wells. During December 2013, gross production from the Catalina unit averaged approximately 14,479 gross Mcf/d of natural gas and approximately 65,000 Bbls/d of water. Warren currently owns a working interest of approximately 13.4% in the PA in the Catalina Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2013, estimated proved reserves for the wells in the Catalina unit were 26.8 Bcf gross (3.0 net) Bcf. Because we have a larger working interest in the undrilled locations, we expect that our working interest in the unit will be approximately 22% if the existing unit is fully drilled and developed. Warren's interest in the Catalina unit is operated by Double Eagle Petroleum Company.

  Niobrara Shale Project

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 71,000 net acre position that is potentially prospective for hydrocarbon production from the Niobrara Shale and other deep formations. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to and north of the Colorado border.

        Warren estimates that the Niobrara Shale formation is at depths between 4,000 and 10,000 feet. Successful Niobrara Shale oil wells have been developed in southern Wyoming and northern Colorado. The Company is considering possibilities for developing the Niobrara Shale and other deep formations, including joint ventures, cooperative development agreements and joint participation agreements.

Oil and Natural Gas Reserves

  Third Party Reserve Reporting and Controls Over Reserve Report

        The reserves estimates shown herein for the years ended December 31, 2013, 2012 and 2011, have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI's Letter is filed as an exhibit to this Form 10-K. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 12 years of practical experience in petroleum engineering, with over 6 years experience in the estimation and evaluation of reserves. He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Howell has been practicing consulting petroleum geology at NSAI since 2005. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 15 years of practical experience in petroleum geosciences, with over 7.5 years experience in the estimation and evaluation of reserves. He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science in Geological Sciences. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. These reserves are then reviewed and approved by our in house petroleum engineers and geoscientists who oversee and control preparation of the reserve report by working with the independent consulting petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent consulting petroleum engineers for their review process. Warren's internal reserve review process is coordinated by a team of six degreed reservoir, drilling, and production engineers and three degreed geologists, who have an average of nearly 20 years of experience in the oil and gas industry. The team is responsible for all technical work to meet the requirements of the SEC and Netherland, Sewell & Associates, Inc., as well as our corporate standards. Warren's technical person who was primarily responsible for overseeing the preparation of our reserve estimates was its Petroleum Engineering Manager. He has over 32 years of experience in the oil and gas industry, including 10 years as either a reserve evaluator or manager. His professional qualifications include a bachelor's degree in Mechanical Engineering, licensing as a Registered Petroleum Engineer in the State of Texas, and membership in the Society of Petroleum Engineers.

        The reserves information in this Annual Report on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate either negatively or positively. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent that we successfully develop our inventory of probable and possible locations, have positive revisions, acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by NSAI and other information about our oil and natural gas reserves, see Note K Oil and Gas Reserve Data (Unaudited) to the Consolidated Financial Statements in Item 8.

        The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2013. For oil volumes, the average Chevron Midway-Sunset posted price of $101.10 per barrel is used for the California properties and the average West Texas Intermediate posted price of $93.42 per barrel is used for all other properties. These average prices are adjusted by lease for quality, transportation fees, and regional price differentials. For gas volumes, the average CIG Rocky Mountains spot price of $3.527 per thousand cubic feet ("Mcf") is used for the Wyoming properties and the average Henry Hub spot price of $3.670 per Mcf is used for all other properties. These average prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant throughout the lives of the properties. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

  Estimated Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2013, 2012, and 2011 based upon reserve reports prepared by Netherland, Sewell & Associates, Inc. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2013	2012	2011
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	8,512	8,064	8,348
Proved undeveloped	7,562	8,316	6,615

Total	16,074	16,380	14,963

Net natural gas reserves (MMcf):
Proved developed	78,038	51,236	28,515
Proved undeveloped	27,990	—	15,345

Total	106,028	51,236	43,860

Total Net Proved Oil and Natural Gas Reserves (MBoe)	33,745	24,919	22,273

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$379,310	$337,786	$359,549
Proved undeveloped	124,396	157,127	166,527

Total(1)	503,706	494,913	526,076
Less: future income taxes, discounted at 10%	28,705	35,033	40,070

Standardized measure of discounted future net cash flows (in thousands)(2)	$475,001	$459,880	$486,006

Prices Used in Calculating Reserves:
Oil (per Bbl)	$97.33	$104.27	$104.75
Natural Gas (per Mcf)	$3.43	$2.51	$3.21
Proved Developed Reserves (MBoe)	21,518	16,603	13,101

(1)
The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2013, 2012 and 2011, were determined using average monthly pricing for 2013, 2012 and 2011. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.

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

        There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data set forth in this annual report on Form 10-K, are only estimates. Although we believe these estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of natural gas and oil reserves, of necessity, are projections based on engineering data and there are uncertainties inherent in the interpretation of this data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of the reserves based on risk of recovery and the estimates are a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected there from, prepared by different engineers or by the same engineers at different times, may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct.

        With respect to the estimates prepared by NSAI, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report on Form 10-K. Under SEC guidelines, prices used in computing reserves at December 31, 2013, 2012 and 2011, are based on 12 month average pricing for 2013, 2012 and 2011, respectively.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2013:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	144	143.0	—	—	144	143.0
New Mexico	2	0.03	22	2.3	24	2.3
Texas	—	—	10	2.6	10	2.6
Wyoming	—	—	300	174.3	300	174.3
Other	2	0.1	—	—	2	0.1

Total	148	143.1	332	179.2	480	322.3

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

	Years Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	—	—	—	—	23	10.0
Dry	—	—	—	—	1	0.5
Development Wells
Productive	48	43.5	17	16.8	20	18.3
Dry	—	—	—	—	—	—

Total	48	43.5	17	16.8	44	28.8

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2013:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,590	1,576	1,752	1,425	3,342	3,001
New Mexico	1,066	98	2,924	350	3,990	448
Texas	704	176	—	—	704	176
Wyoming	30,385	18,461	82,842	69,221	113,227	87,682
Other	948	442	1,732	1,601	2,680	2,043

Total	34,693	20,753	89,250	72,597	123,943	93,350

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

        The Company has approximately 12,638, zero and 407 net acres subject to leases with primary terms that expire in 2014, 2015 and 2016, respectively. Leases covering 1,172 net acres expired in 2013. The Company has in the past been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material lease acreage because of a failure to drill due to inadequate capital, equipment, or personnel. However, if 25 gross CBM wells are not drilled on or before September 11, 2014, the Company has approximately 48,869 additional net shallow acres subject to leases that will expire in 2016 in the Spyglass Hill Unit. These same leases will also expire in 2016 as to approximately 56,022 total net deep acres, unless the leases are otherwise perpetuated by unitization, development or other means. Based on the Company's evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

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

	Years Ended December 31,
	2013	2012	2011
Production:
Oil (MBbls)	1,104.5	1,108.9	911.4
Natural Gas (MMcf)	6,232.3	5,514.4	5,019.6

Total equivalents (MBoe)	2,143.2	2,027.9	1,747.9

Average Sales Price Per Unit:
Oil (per Bbl)	$97.12	$96.02	$91.53
Natural gas (per Mcf)	$3.31	$2.78	$3.98
Weighted average sales price (per Boe)	$59.69	$60.06	$59.14
Expenses (per Boe):
Lease operating expense(1)	$17.16	$16.31	$17.53

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

        We use various derivative instruments to manage our exposure to commodity price risk on sales of oil and gas production. Derivatives provide us protection on the sales revenue streams if prices decline below the prices at which the derivatives are set. Our derivative instruments currently consist of swap agreements with financial institutions.

        For 2013, the largest purchasers and marketers of our total oil and gas production were Phillips 66 Company and Devlar Energy, which accounted for 52% and 40%, respectively, of the total production sold by us.

        All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to Phillips 66 Company, which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Effective August 1, 2012, we entered into a oil purchase contract with Phillips 66 Company whereby the Company sells its oil at the average Midway Sunset posted price for the month less $4.20 per barrel plus a premium for a gravity adjustment which should approximate $0.20 per barrel. For 2013, Warren received a weighted average price of approximately 99% of the NYMEX index price for crude oil sold under the Phillips 66 contract.

        Our natural gas production is delivered into natural gas pipelines for transportation located primarily in Wyoming and New Mexico and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The prices and marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted, including seasonal variations, general market supply and other fluctuations. In the Atlantic Rim of the Washakie Basin, Wyoming we sell our natural gas at the Rocky Mountain Colorado Interstate Gas ("CIG") market price less transportation fees. The CIG price typically has a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. Fluctuations between spot and index prices can significantly impact the overall differential to the Henry Hub. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market. For more information about the risks to our business posed by our marketing activities see "Risk Factors".

Hedging Activities

        We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price risk. We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. Typically, we intend to hedge approximately 50% of our oil and natural gas production on a forward 12 to 24 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use collar agreements and swap agreements to attempt to manage price risk more effectively. The collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of oil, natural gas, and natural gas liquids for the period is greater or less than the fixed price established for that period when the swap is put in place. If the index price falls below the floor price, the counterparty pays us net of the fixed premium. If the index price rises above floor price, we pay the fixed premium. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2013, Warren E&P was the operator of approximately 93% of the wells in which we had interests.

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

Regulations and Environmental Matters

        General.    Our operations are subject to a wide variety of stringent federal, state and local laws and regulations governing the exploration and production of oil and natural gas, including discharge of materials into the environment or otherwise relating to environmental protection. Our operations are subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry in the areas where we operate. These laws and regulations:

  •
  require the acquisition of various permits before drilling, workovers, production or water injection commences;

  •
  require the installation of expensive pollution control equipment;

  •
  restrict the types, quantities and concentration of various substances, including without limitation natural gas and water, that can be released into the environment in connection with drilling and production activities;

  •
  limit or prohibit drilling activities on lands lying within wildernesses, wetlands, endangered species habitat, and other protected areas;

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages, and injunctive relief requiring us to cease production. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2013, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

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

        Some of our exploration and production activities occur on federal leases. This is particularly true of our CBM operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the Bureau of Land Management ("BLM") after preparation of an EA or EIS. A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our CBM operations are subject to records of decision and we have not experienced any material difficulty in complying with their terms and conditions.

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

        We believe we are in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent our operations require them under such laws and regulations. Although we believe the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs of managing and disposing of such wastes.

        Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site, or site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum is excluded from CERCLA's definition of "hazardous substance", in the course of our operations, we use materials that, if released, would be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such "hazardous substances" have been deposited.

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

        Air Emissions.    The Federal Clean Air Act and associated state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds ("VOCs") and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment. Beginning January 1, 2015, all wells subject to the rule will be required to use "green completion" technology to limit emissions during well completion operations.

        Because of the severity of ozone levels in portions of California, the state has the most severe restrictions on emissions of VOCs and nitrogen oxides ("NOX") of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOX. Some of our producing wells are in counties that are designated as non-attainment for ozone and, therefore, potentially are subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could require the installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including in California, the South Coast Air Quality Management District, the California Air Resources Board and other local agencies. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. We believe we are in substantial compliance with all air emissions regulations, and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of our oil and natural gas projects. See "Wilmington Field" below.

The Safe Drinking Water Act, groundwater protection, and the Underground Injection Control Program

        The Federal Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

        We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. With the exception of hydraulic fracturing using diesel fuel, the SDWA exempts hydraulic fracturing from regulation under the UIC program. On February 12, 2014, the EPA released an "interpretative memorandum" providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term "diesel" to include hydrocarbons such as kerosene that have not typically been considered to be diesel. Bills which would have repealed the hydraulic fracturing exemption have been introduced in the last three sessions of Congress. In addition, the EPA is conducting a congressionally-mandated study on the effects of hydraulic fracturing on drinking water resources. The results of this study are expected later in 2014. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. In addition to federal regulation, certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. Additional disclosure requirements could result in increased regulation, operational delays and increased operating costs that could make it more difficult to perform hydraulic fracturing.

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

        Abandonment, Decommissioning and Remediation Requirements.    Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production and transportation facilities, and the environmental restoration of operations sites. The California Department of Conservation, Division of Oil, Gas and Geothermal Resources ("DOGGR") is the principal state agency responsible for regulating the drilling, operation, maintenance and abandonment of all oil and natural gas wells in the state of California.

        Significant potential costs relating to environmental and land-use regulations associated with our existing properties and operations include those relating to (i) plugging and abandonment of facilities, (ii) clean-up costs and damages due to spills or other releases, and (iii) penalties imposed for spills, releases or non-compliance with applicable laws and regulations. As is customary in the oil and natural gas industry, we typically have contractually assumed, and may assume in the future, certain obligations relating to plugging and abandonment, clean-up and other environmental costs in connection with our acquisition of operating interests in oil and gas fields, and these costs can be significant.

        Climate Change Legislation and Greenhouse Gas Regulations.    Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas ("GHG") emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce.

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, many nations have agreed to limit emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, and the "Kyoto Protocol." Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are considered "greenhouse gases" regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry. This rule requires companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annual carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, the EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and extended the reporting deadline to September 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions. These reporting obligations continue in effect.

        The EPA has also issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules for certain stationary sources. The EPA's finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry. Similarly, the U.S. Congress has considered, and may in the future consider, "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. Future federal climate change legislation could adversely impact our operations.

        In addition to the EPA's actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases. Several multi-state programs have been developed or are in the process of being developed: the Regional Greenhouse Gas Initiative involving 10 Northeastern states and three Canadian provinces, the Western Climate Initiative involving California and four Canadian provinces, and the Midwestern Greenhouse Gas Reduction Accord involving seven states and one Canadian province. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations in December 2010 to implement AB 32 that commenced on January 1, 2012.

        Our operations could be adversely impacted by current and future state and local climate change initiatives.

Threatened and endangered species, migratory birds, and natural resources

        Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and in some cases, criminal penalties.

Hazard communications and community right to know

        We are subject to federal and state hazard communications and community right to know statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances, including, but not limited to, the federal Emergency Planning and Community Right-to-Know Act.

Occupational Safety and Health Act

        We are subject to the requirements of the federal Occupational Safety and Health Act, commonly referred to as OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

Operating Regulation of the Oil and Gas Industry

        In addition to environmental laws and regulations, exploration, production and operations in the oil and gas industry are extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

        Natural Gas Sales Transportation.    Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in "first sales", which includes all of the sales of our production.

        FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of the natural gas we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated. Therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future, nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

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

        Permits.    Our operations are subject to various federal, state and local laws and regulations that include requiring permits for the drilling and operation of wells, maintaining bonding and insurance requirements to drill, operate, plug and abandon wells, restoring the surface associated with our wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, the disposal of fluids and solids used in connection with our operations, and air emissions associated with our operations. Also, we have permits from numerous jurisdictions to operate crude oil, natural gas and related pipelines and equipment within the boundaries of these governmental jurisdictions. The permits required for various aspects of our operations are subject to enforcement for noncompliance, as well as revocation, modification and renewal by issuing authorities.

Operations on Federal Oil and Gas Leases

        We conduct a sizeable portion of our operations on federal oil and natural gas leases which are administered by the BLM and the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed BLM and MMS regulations and orders, which are subject to change. Under certain circumstances, the BLM may require any of our operations on federal leases to be suspended, curtailed or terminated. Any such suspension or termination could have a material adverse effect on our business, financial condition and results of operations. The MMS issued a final rule that amended its regulations governing the valuation of oil and gas produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil and gas produced from federal leases.

State Regulation

        Our operations are also subject to regulation at the state, and in some cases, county, municipal and local governmental levels. Such regulation includes requirements concerning permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling, spacing and proration units and the unitization or pooling of oil and gas properties.

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

Future Regulations

        Proposals and proceedings that may affect the oil and gas industry are pending before Congress, BLM, FERC, MMS, state legislatures and commissions, and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position.

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

        We anticipate no material capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2013, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

  Coalbed Methane Operations

        The majority of our gas production is from CBM operations that generate water discharges and air emissions that are subject to significant regulatory control. Naturally occurring groundwater is produced by our CBM operations. This produced water is disposed of by injection into the subsurface through disposal or water injection wells, and, in some cases, discharge to the surface or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by state and federal regulatory agencies, and in compliance with applicable state, federal and local environmental regulations. To date, we have been able to obtain necessary surface discharge or disposal well permits, and we have been able to discharge produced water and operate our produced water disposal wells in compliance with our permits and applicable federal, state and local laws and regulations without undue cost or burden to our business activities.

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

  Atlantic Rim

        In May 2007, the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. Our Washakie Basin CBM production operations are also subject to Wyoming Department of Environmental Quality, or DEQ, regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Disposal of produced water is limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for a sufficient number of water injection wells in the Atlantic Rim project; however, we will need to obtain permits for additional injection wells, in the event we need additional subsurface disposal capacity.

  Wilmington Field

        The Wilmington Townlot Unit, or WTU, and the North Wilmington Unit, or NWU, are located in a mixed industrial and residential area near the Port of Los Angeles, California. Field activities include drilling wells to develop our lease acreage and operating a waterflood to maximize crude oil production. Stringent environmental regulations, restrictive permit conditions and the possibility of permit denials from a multiplicity of state, regional and local regulatory agencies may inhibit, curtail or add cost to future Wilmington field development activities. Despite prudent operation and preventative measures, drilling, waterflooding and production operations may result in spills and other accidental releases of produced water, hydrocarbons or injection fluids. Remediation and associated costs for a release of produced water, hydrocarbons or injection fluids in an urban environment could be significant. This potential liability is accentuated by the location of our WTU and NWU leases in or near residential areas.

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas had been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grows, the excess gas produced but not consumed by our microturbines could potentially exceed our current gas flare permit limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits request the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to about 5,000 barrels of oil per day at the Wilmington Townlot Unit. In 2011, Warren installed the high efficiency burner and is actively pursuing permits and agreements necessary to dispose of the associated gas by injecting it in underground reservoirs or selling it to a third party or local utility in the area. As required by the SCAQMD, the Company is currently preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and installation of gas transportation, compression and related equipment that will be required to sell excess gas to third parties.

Operating Hazards and Insurance

        The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards, spills or releases of crude oil, produced water and injection fluids, and other potential events which could have a material adverse effect on our business, financial condition and results of operations. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, production or leasehold acquisitions, or result in the loss of certain properties.

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

Employees

        At December 31, 2013, we had 62 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in May 2023. Our oil and gas operations office in Casper, Wyoming occupies 1,174 square feet under a lease that expires in October 2014 and our oil and gas operations office in Long Beach, California occupies 14,201 square feet of space under a lease that expires in April 2020. We also have field offices in Roswell, New Mexico and Rawlins, Wyoming. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

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

Glossary of Abbreviations and Terms

        The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this annual report on Form 10-K:

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

        Dry hole or well.    An exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

        PDP.    Proved developed producing.

        PDNP.    Proved developed nonproducing.

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

        PUD.    Proved undeveloped.

        Proved undeveloped reserves.    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        PV-10 Value.    The PV-10 of reserves is the present value of estimated future revenues to be generated from the production of the reserves net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, without non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. See Footnote (1) to the table under oil and natural gas reserves-proved reserves in items 1 and 2.

        Re-entry.    Entering an existing well bore to redrill or repair.

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

Item 1A:    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report on Form 10-K or in any other of our filings with the Securities and Exchange Commission could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below and in documents we incorporate by reference. This annual report on Form 10-K contains forward- looking statements that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.

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

  •
  the price and availability of, and demand for, competing energy sources, including liquefied natural gas and alternative energy sources;

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

Additionally, the continuance of the current low natural gas price environment, further declines in natural gas prices, and the lack of natural gas storage may have the following effects on our business:

  •
  reduction of our revenues, operating income and cash flows;

  •
  curtailment or shut-in of our natural gas production due to lack of transportation or storage capacity;

  •
  certain properties in our portfolio may become economically unviable;

  •
  material or significant reductions in our capital investment programs, resulting in a failure to develop our natural gas reserves; and

  •
  limitations on our financial condition, liquidity, and/or ability to finance planned capital expenditures and operations.

        The long-term effects of these and other conditions on the prices of crude oil and natural gas are uncertain. Price volatility makes it difficult to budget and project the return on exploration and development projects involving our natural gas and oil properties, and to estimate with precision the value of producing properties that we may own or propose to acquire. In addition, unusually volatile prices often disrupt the market for natural gas and oil properties because buyers and sellers have more difficulty agreeing on the purchase price of properties. Our cash flow and results of operations depend to a great extent on the prevailing prices for crude oil and natural gas. Our annual and quarterly results of operations may fluctuate significantly as a result of, among other things, variations in natural gas and oil prices and production performance. In recent years, natural gas and oil price volatility has become increasingly severe.

A decline in oil and natural gas prices would adversely affect our ability to meet our capital expenditure obligations, financial commitments, financial results, cash flows, access to capital and ability to grow.

        Our revenues, operating results, cash flow, profitability and future rate of growth depend upon the prevailing prices of, and demand for, natural gas and oil. All of our operating revenues are derived from the sale of our oil and gas production. A continuing substantial or extended decline in oil and natural gas prices would have a material adverse effect on our financial position, our ability to meet capital expenditure obligations and commitments, our results of operations, our access to capital, and the quantities of natural gas and oil that may be economically produced by us. A significant decrease in price levels for an extended period negatively affects us in several ways, including:

  •
  our cash flow will be reduced, which will decrease funds available for capital investments employed to replace reserves, increase production and operate our properties;

  •
  certain reserves will no longer be economic to produce, thereby resulting in lower proved reserves and cash flow, and charges to earnings that impair the value of these assets; and

  •
  access to other sources of capital, such as bank loans and equity or debt markets, could be severely limited or unavailable.

        Based on crude and natural gas pricing in recent years, the Company's oil and gas revenues may from time to time decrease and negatively impact liquidity. The Company's current plans to address lower crude oil and natural gas prices are primarily to reduce capital expenditures to a level equal to cash flow from operations, reduce operating expenses and seek additional capital financing. However, the Company's plans may not be successful in improving its results of operations and liquidity. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures, which could impair our liquidity and our ability to develop and operate our properties.

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

        Our exploration, development, production and marketing operations are regulated extensively at the federal, state and local levels. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs), and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations, or subject us to administrative, civil and criminal penalties and damages. Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects. Compliance costs are significant. The exploration and production of oil and gas involves many risks concerning equipment and human operational problems that could lead to leaks or spills of petroleum products. These laws and regulations, particularly in California and the Rocky Mountain region, are extensive, involve severe penalties and could change in ways that substantially increase our costs and associated liabilities. As a result, there can be no assurance that our anticipated production levels will be realized or that our estimates of proved reserves will not be negatively impacted.

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

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases ("GHG") present an endangerment to human health and the environment. This allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has recently begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board has been designated as the lead agency to establish and adopt regulations to implement AB 32 that commenced January 1, 2012. Similar regulations may be adopted by the federal government. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

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

        Some of our completion activities involve the use of hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures are typically created through the injection of water and chemicals into the rock formation. In California, our completion activities do not involve hydraulic fracturing, but do involve other technologies. Legislative and regulatory efforts at the federal level and by some states and local governments where we operate have been made to render permitting and compliance requirements more stringent for hydraulic fracturing and other technologies used to increase production. For example, the City of Los Angeles is currently considering whether to amend its zoning code to restrict or prohibit hydraulic fracturing and other completion activities. This and similar proposals, if adopted, would likely increase our costs and make it more difficult, or impossible, to pursue some of our development projects.

        We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California State and local laws to impose "windfall profits," severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California and other localities may increase the likelihood that one or more of these proposals will become law. For example, in California, there have been proposals at the legislative and executive levels over the past several years for tax increases which have included a severance tax as high as 12.5% on all oil production in California. Although the proposals have not passed the California Legislature, the financial crisis in the State of California could lead to a severance tax on oil being imposed in the future

        President Obama has made proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

We have incurred losses and may do so in the future.

        At December 31, 2013, we had an accumulated deficit of $245 million and total stockholders' equity of $226 million. We have recognized a significant amount of losses in the past. See "Item 6: Selected Consolidated Financial Data". The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.

Our proved reserves are estimates based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

        No one can measure underground accumulations of oil and natural gas in an exact way. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated or understated. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas, and assumptions concerning future oil and natural gas prices, production levels, operating and development costs, drilling expenses, severance and excise taxes, capital expenditures, ownership and title matters, taxes and the availability of funds. The engineering process of estimating natural gas and oil reserves is complex and is not an exact science. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

        Over time, our independent petroleum engineering consultants may make material changes to reserve estimates by taking into account the results of actual drilling, testing and production. Further, the potential for future reserve revisions, either upward or downward, is significantly greater than normal because a significant portion of our potential reserves are undeveloped.

        In accordance with SEC requirements, our estimates of proved reserves for 2013 were determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations may be limited to those scheduled to be drilled within the next five years

        As of December 31, 2013 and 2012, approximately 36% and 33%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

        Actual natural gas and oil prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas and oil reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this annual report on Form 10-K. For example, a reduction in natural gas and oil prices would reduce the value of proved reserves and reduce the amount of natural gas and oil that could be economically produced, thereby reducing the quantity of reserves. We may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices, and other factors, many of which are beyond our control.

        You should not assume that the present value of future net revenues referred to in this annual report on Form 10-K is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on average twelve month prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by natural gas and oil purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses for the development and production of our natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, nor does it reflect discount factors used in the marketplace for the purchase and sale of oil and gas properties. Conditions in the oil and gas industry and oil and gas prices will affect whether the 10% discount factor accurately reflects the market value of our estimated reserves.

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

        As of December 31, 2013, we own leasehold interests in approximately 86,415 net acres in the Washakie Basin of Wyoming that we believe may be prospective for CBM development, and approximately 70,771 net acres in areas we believe may be prospective for the Niobrara Shale and other deep formations. A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases, approximately 12,638, zero, and 407 net acres of these shallow leases will expire in 2014, 2015 and 2016. If our leases expire, we will lose our right to develop the related properties, and could lose up to an additional 48,869 net acres of shallow rights and 56,022 total net acres of deep rights in 2015. (See "Natural Gas and Oil Acreage").

        Our drilling plans for these areas are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Further, some of our acreage is located in areas where we do not hold the majority of the acreage, and therefore it is likely that we will not be named the operator of these areas. As a non-operating leaseholder we have less control over the timing of drilling, and there is additional risk of expirations occurring in sections where we are not the operator.

Drilling for and producing natural gas and oil are high risk activities with many uncertainties that could have a material adverse effect on our business, financial condition or results of operations.

        Our future success depends largely on the success of our exploration, exploitation, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties depends in part on the evaluation of geophysical and geological analyses, production data and engineering studies; the results of which are often inconclusive or subject to varying interpretations. Our costs of drilling, completing, producing and operating wells are often uncertain before drilling commences. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to pay the costs or return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

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

  •
  title problems;

  •
  objections from surface owners in the areas where we operate;

  •
  adverse weather conditions;

  •
  lack of market demand for natural gas and oil;

  •
  delays imposed by or resulting from compliance with environmental and other regulatory requirements;

  •
  shortages of or delays in the availability or delivery of drilling rigs and equipment; and

  •
  reductions in natural gas and oil prices.

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

        We will depend on our revolving credit facility for a portion of our future capital needs. As of December 31, 2013, we had $94.5 million in principal drawn down from our secured revolving bank Credit Facility borrowing base of $165 million. Our Credit Facility restricts our ability to obtain additional financing, make investments, pay dividends, lease equipment, sell assets and engage in business combinations. We also are, and will continue to be, required to comply with certain financial covenants and ratios. The Credit Facility contains affirmative and negative covenants, including the following financial maintenance covenants: an EBITDAX to interest coverage ratio for any period of four consecutive fiscal quarters to be not less than 2.5 to 1.0, determined as of the last day of each fiscal quarter; and a minimum current ratio of current assets (including availability under the Credit Facility) to current liabilities of not less than 1.0 to 1.0. At December 31, 2013, the Company was in full compliance with the covenants and other provisions of the Credit Facility.

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

        Our Credit Facility limits the funds we can borrow to a borrowing base amount, determined by the lenders in their sole discretion, based upon projected revenues from the oil and natural gas properties securing our loan. In addition, under the terms of our credit facility, our borrowing base is subject to redeterminations at least semi-annually on April 1 and October 1 of each year based in part on prevailing natural gas and oil prices. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the required lenders do not agree on an increase, then the borrowing base will be the lowest borrowing base acceptable to the required number of lenders. In the event the borrowed amount outstanding exceeds the re-determined borrowing base, we could be forced to repay a portion of our borrowings. If lower oil and natural gas commodity prices occur, our borrowing base may be lowered by the lenders upon a future borrowing base re-determination. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, then we may have to sell a portion of our assets in order to prevent a default. If we cannot timely sell a portion of our assets under such circumstances, the lenders could declare the Credit Facility in default, which could cause all of our existing indebtedness to be immediately due and payable.

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

        The oil and natural gas industry is capital intensive. We spend and will continue to need a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity and debt securities. Without adequate financing we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend on a number of factors, some of which are beyond our control. These factors include:

  •
  general economic, financial and market conditions;

  •
  oil and natural gas prices;

  •
  our market value and operating performance;

  •
  timely issuance of permits and licenses by governmental agencies;

  •
  the success of our CBM projects in the Washakie Basin;

  •
  the success of our waterflood recovery oil projects in the WTU and the NWU;

  •
  our success in locating and producing new reserves;

  •
  amounts of necessary working capital and expenses; and

  •
  the level of production from existing and new wells.

        We may not be able to execute our operating strategy if we cannot obtain adequate capital. If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, our borrowing base under our credit facility may be limited or reduced, and our ability to obtain the capital necessary to sustain our operations may also be limited.

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

  •
  increased vulnerability to competitive pressures and economic downturns; and

  •
  restrictions on our operations.

        Financing may not be available in the future under existing or new financing arrangements, or we may not be able to obtain the necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we may be forced to curtail drilling, acquisition and other operations, or sell some of our assets on an untimely or unfavorable basis. We would also face a possible loss of properties and a decline in our oil and natural gas reserves, which would have an adverse affect on our business, financial condition and results of operations.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

        Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future success depends on our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when production occurs, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. Furthermore, if oil and natural gas prices increase, our costs for additional reserves could also increase. Thus, our future oil and natural gas reserves and production and our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to find, finance, acquire or develop additional reserves to replace our current and future production at acceptable costs.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal and weather conditions, regulatory approvals, oil and natural gas prices, costs and expenses, and drilling and production results. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled, or if we will be able to produce natural gas or oil from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

We face significantly increasing water injection and disposal regulations and costs in our drilling operations.

        In California, as part of our waterflood development plan for the WTU and NWU over the next 3 to 5 years, we will require 20 to 30 water injection well approvals from the California DOGGR. A new head of DOGGR, who was appointed in November 2011, utilizes a more practical, risk-based evaluation for injection well approval, which has resulted in timelier reviews of applications for injection permits than what was experienced in 2011. During 2013, Warren received 4 permits for water injection wells in the WTU Ranger Terminal formation, one permit for a water injection well in the Tar formation, and one permit for water injection into the Ford formation.

        The Wyoming Department of Environmental Quality, or Wyoming DEQ, has restrictive regulations applicable to the surface disposal of water produced from our CBM drilling operations. We typically obtain Clean Water Act, Safe Drinking Water Act and analogous state and local permits to use surface discharge methods, such as settling ponds, to dispose of water when the groundwater produced from the coal seams will not exceed surface discharge permit limitations. Surface disposal options have volumetric limitations and require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Alternative methods to surface disposal of water are more expensive. These alternatives include installing and operating treatment facilities or drilling disposal wells to inject the produced water in the underground formations below the coal seams or lower sandstone horizons. Injection wells are regulated by the Wyoming DEQ, the Wyoming Oil & Gas Conservation Commission and the BLM, and permits to drill these wells are obtained from these agencies. Based on our experience with CBM production, we believe that permits for surface discharge of produced water in the Washakie Basin will become difficult to obtain. In Wyoming, our produced water is currently re-injected into water disposal wells.

        We expect the regulation and costs to dispose of produced water to increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

We face increasing natural gas disposal regulations and costs in our Wilmington oil operations that could limit our oil production.

        The State of California and the EPA have restrictive regulations for the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow with the oil production, particularly at the WTU. Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the SCAQMD. In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew since that time, the excess gas produced but not consumed by our microturbines could have exceeded our gas flare limitation. In March 2008, the Company presented its plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a nearby public utility or a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits requested the authority to install and operate certain pieces of new best available control technology equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to a ceiling of 5,000 barrels of oil per day at the Wilmington Townlot Unit. As requested by the SCAQMD, the Company is currently preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and the installation of gas transportation, compression and related equipment that will be required to sell excess gas through a local gas utility company to third parties. Delays by regulatory agencies in approving our permits in the future to dispose of the natural gas could limit our future oil production levels until the permits are issued.

        See "Items 1 and 2: Business and Properties—Future Regulations—Wilmington Field"

Operational impediments may hinder our access to natural gas and oil markets or delay our production.

        The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened in our CBM operations where this infrastructure is less developed than in our traditional oil and gas operations. For example, there is limited pipeline capacity in the southern portion of the Washakie Basin. As production volumes grow in the Atlantic Rim area, additional pipeline capacity and gas compression will be required.

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

        We own 100% of the compression facilities and pipeline in the Atlantic Rim area of the Washakie Basin in Wyoming. Any significant change in pipeline or compression operations or other market factors affecting our overall infrastructure facilities could adversely impact our ability to deliver the natural gas we produce to market in an efficient manner, or to obtain adequate natural gas prices. In some cases, we may be required to shut-in wells, at least temporarily, because of a lack of a market or the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements could be made to deliver our production to market.

We may be affected by climate change and market or regulatory responses to climate change

        Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition and liquidity. Restrictions, caps, taxes or other controls on emissions of greenhouse gasses, including exhaust from generators and engines, as well as flaring of excess natural gas, could significantly increase our operating costs. Restrictions on emissions could also affect businesses that (a) use oil and gas to produce energy, or (b) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for oil and gas commodities, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our oil and gas commodity purchasers and the markets for certain of the commodities in an unpredictable manner, including, for example, the impacts of ethanol incentives on farming and ethanol producers, and tax credits for wind turbine and solar power generation. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could reduce the demand for oil and gas commodities and have a material adverse effect on our results of operations, financial condition and liquidity.

Our hedging activities could result in financial losses or could reduce our income.

        In order to achieve a more predictable cash flow, reduce our exposure to adverse fluctuations in the prices of oil and natural gas, and comply with credit agreement requirements, we currently, and may in the future, enter into hedging arrangements for a portion of our oil and natural gas production. Hedging arrangements for a portion of our oil and natural gas production expose us to the risk of financial loss in some circumstances, including when:

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

        The risk that a counterparty may default on its obligations is heightened by the recent sub-prime mortgage losses incurred by many banks and other financial institutions. These losses may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which would reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil. As a result, our financial condition could be materially or adversely affected.

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

        In addition to our credit facility, we may incur additional debt in order to fund our operations, make future acquisitions or develop our properties. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices, and financial, business and other factors also affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flow to pay the interest on our debt or pay our debt at maturity. If we are unable to repay our debt at maturity with existing cash on hand, we could attempt to refinance the debt or repay the debt with the proceeds of a debt or equity offering. We may be unable to sell public debt or equity securities on acceptable terms to pay or refinance the debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include, but are not limited to financial market conditions, our market value and the profitability of our operations at the time of the offering or other financing. If we do not have sufficient funds, are otherwise unable to negotiate renewals of our borrowings, or cannot arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Properties that we buy may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

        One of our growth strategies is to pursue selective acquisitions of natural gas and oil reserves. We perform a review of the target properties that we believe is consistent with industry practices. However, these reviews may not be completely accurate. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable, even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or a part of those problems, and we often assume environmental and other risks and liabilities in connection with the properties we acquire.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

        Oil and natural gas operations in the Rocky Mountains can be adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife, the environment and related matters. Our operations in Wyoming are conducted in areas subject to extreme weather conditions and in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions, as well as lease stipulations. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, and could have a material adverse effect on our business, financial condition and results of operations.

        See "Items 1 and 2: Business and Properties—Glossary of Abbreviations and Terms—Identified drilling locations".

As co-venturer in joint ventures, we are liable for various obligations of those joint ventures.

        As a co-venturer, we are contingently liable for the obligations of the joint venture, including responsibility for day-to-day operations and liabilities which cannot be repaid from joint venture assets, insurance proceeds or indemnification by others. In the future, we might be exposed to litigation in connection with joint venture activities, or find it necessary to advance funds on behalf of joint venture parties to protect the value of our interest in natural gas and oil properties. We may also be required to by drill wells, produce undeveloped reserves, or pay lease operating expenses in excess of production on behalf of joint venture parties. These activities may have a material adverse effect on our business, financial condition and results of operations.

Our role as co-venturer in joint ventures may result in conflicts of interest, which may not be resolved in our best interests or the best interests of our stockholders.

        Our role as co-venturer in joint ventures may result in conflicts of interest between the interests of those entities and our stockholders. Any resolution of these conflicts may not always be in our best interests or in the best interests of our shareholders.

The loss of key personnel could adversely affect our business.

        We depend to a large extent on the efforts and continued employment of our executive management team and other key personnel. The loss of the services of these or other key personnel could adversely affect our business, and we do not maintain key man insurance on the lives of these persons.

        Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel and professionals, our ability to compete could be significantly impaired.

We do not insure against all potential operating risks. We may incur substantial losses and be subject to substantial liability claims as a result of various lawsuits, which may not be fully covered by our insurance.

        Our insurance coverage does not cover all potential risks, losses, costs or liabilities. We ordinarily maintain insurance against various losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Business disruptions could seriously harm our future revenue and financial condition, and increase our costs and expenses. Our operations could be subject to earthquakes, mudslides, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, extreme weather conditions and other natural or manmade disasters or business interruptions. We are predominantly self-insured for these types of occurrences. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition, and increase our costs and expenses. A substantial portion of our oil properties and operations are located in southern California near major earthquake faults. Our revenues and income could be adversely affected if our operations in these locations are disrupted for any reason, including natural disasters or environmental, public health or political issues. The ultimate impact of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

        Our natural gas and oil exploration and production activities are subject to numerous hazards and risks associated with drilling for, operating, producing and transporting natural gas and oil. Any of these risks can cause substantial losses resulting from:

  •
  environmental hazards, such as uncontrollable flows of natural gas, oil, brine water, well fluids, toxic gas or other pollution being released into the environment;

  •
  abnormally pressured formations and ground subsidence;

  •
  mechanical difficulties, inadequate oil field drilling and service tools, and casing collapses;

  •
  fires and explosions;

  •
  personal injuries and death;

  •
  labor and employment issues;

  •
  regulatory investigations and penalties; and

  •
  natural disasters, such as earthquakes, hurricanes and floods.

        Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us. Many of these risks are not insured because the cost of available insurance, if any, is excessive. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations. See "Items 1 and 2: Business and Properties—Operating Hazards and Insurance".

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

        A substantial amount of our business activities is conducted through joint operating or other agreements under which we own a portion of the working or other interests in natural gas and oil properties. We do not operate all of the properties in which we have an interest, and in many cases we do not have the ability to remove the operator in the event of poor performance. As a result, we have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator to adequately perform operations, or an operator's breach of the applicable agreements, could reduce our revenues and production. Therefore, the success and timing of drilling and development activities on properties operated by others depends on a number of factors outside of our and the operator's control, including:

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

        We obtain interests in natural gas and oil properties with varying degrees of warranty of title, such as general, special, quitclaim or without warranty. We acquired our interests in the Wilmington Townlot Unit in 1999 and 2005 with no title opinion as to the interests we acquired, which may ultimately prove to be less than the interests we believe we own. The prior owner had acquired its interests from a third party that, in turn, had acquired its interest from Exxon Corporation with no warranty of title. Exxon had owned the Wilmington Townlot Unit for over 25 years before its sale in 1997. Similarly, when we acquired our interest in the North Wilmington Unit in December 2005, we had no title opinion prepared as to the interests we acquired. The prior owner had owned the North Wilmington Unit for over 15 years, and acquired the North Wilmington Unit from Sun Oil Corporation without warranty of title. Sun had owned unit for over 20 years before its sale in 1990. Losses of title to the Wilmington Townlot Unit or North Wilmington Units may result from title defects or from ownership of a lesser interest than we believe we acquired. In other instances, title opinions may not be obtained if, in our discretion, it would be uneconomical or impractical to do so. This increases the possible risk of loss and could result in a total loss of title to some or all of the properties we purchased. Furthermore, in certain instances we may determine to purchase properties even though certain technical title defects exist if we believe the defects are an acceptable risk under the circumstances.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

        A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of natural gas or oil. Our prospects are in various stages of evaluation, and range from a prospect that is ready to drill to a prospect that will require substantial additional geological or seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively, prior to drilling and testing, whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or be economically viable. If we drill wells in our current and future prospects that are identified as non-economic wells or dry holes, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

        We operate in highly competitive areas of oil and natural gas exploration, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies, as well as both major and other independent oil and gas companies, in each of the following areas:

  •
  acquiring desirable producing properties or new leases for future exploration;

  •
  marketing our natural gas and oil production;

  •
  integrating new technologies; and

  •
  acquiring the equipment, personnel and expertise necessary to develop and operate our properties.

        Many of our competitors have financial, managerial, technological and other resources substantially greater than ours. These companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. To the extent our competitors are able to pay more for properties than we are, we will be at a competitive disadvantage. Further, many of our competitors may have more technological advantages than we do and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties, and consummate transactions in this highly competitive environment.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

        If domestic drilling activity increases, particularly in the fields in which we operate, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs of and delivery times for rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rises in response to the increasing number of active rigs in service, and could increase sharply in the event of a shortage. Although Warren owns a drilling rig for use in the WTU, shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

Increases in taxes on energy sources may adversely affect the company's operations.

        Federal, state and local governments having jurisdiction in the areas where the company operates impose taxes on the oil and natural gas products sold. Historically, there has been an on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. As an example, there was a proposal in California in 2012 to impose a 12.5% severance tax on oil produced in California, which did not pass. Such matters are beyond the company's ability to accurately predict or control.

Computer security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, the Company collects and stores sensitive data in our computer data centers and networks. This data includes intellectual property, proprietary business information, lists of customers, suppliers and business partners, information concerning oil and gas lessors and mineral, royalty and working interest owners, as well as our own employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, and damage to our reputation; all of which could adversely affect our business.

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

        As of December 31, 2013, we had 72,887,650 shares of common stock issued, 43,423 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 1,490,574 shares of common stock were issuable upon exercise of outstanding options, and 1,898,133 shares of restricted stock are issuable upon vesting. Our directors and executive officers, beneficially hold approximately 5% of the outstanding shares of our common stock.

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

        In recent years, the stock market has experienced significant price and volume fluctuations. Our common stock has experienced and may continue to experience volatility that is not related to our operating performance for reasons that include:

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

        Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

Provisions in our articles of incorporation, bylaws and Maryland law may make it more difficult to effect a change in control, which could adversely affect the price of our common stock.

        Provisions in our articles of incorporation, bylaws and Maryland law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock, and could potentially prevent the payment of a premium to stockholders in an acquisition.

        Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us or our management. These provisions include:

  •
  giving the board the exclusive right to fill all board vacancies;

  •
  providing that special meetings of stockholders may only be called by the board pursuant to a resolution adopted by

  •
  a majority of the members of the board, either upon a motion or written request by holders of at least 66 2/3% of the voting power of the shares entitled to vote, or

  •
  by our president;

  •
  a classified board of directors;

  •
  permitting removal of directors only for cause and with a super-majority vote of the stockholders; and

  •
  prohibiting cumulative voting in the election of directors.

        These provisions also could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and could limit the price that investors are willing to pay in the future for shares of our common stock.

        We are also subject to provisions of the Maryland General Corporation Law that prohibit business combinations with persons owning 10% or more of the voting shares of a corporation's outstanding stock, unless the combination is approved by the board of directors prior to the person owning 10% or more of the stock, for a period of five years after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, or may otherwise discourage a potential third party from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

        Under the terms of our convertible preferred stock, we may not pay dividends on our common stock unless all accrued dividends on our convertible preferred stock have been paid. We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs, and plans for expansion.

We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

        In connection with the preparation of Warren's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note A to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material adverse effect on our results of operations.

Failure of the Company's internal control over financial reporting could harm its business and financial results.

        The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process that provides reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected. Failure to maintain an effective system of internal control over financial reporting could limit the Company's ability to report its financial results accurately and timely, or to detect and prevent fraud.

Item 1B:    Unresolved Staff Comments.

        None.

Item 2:    Properties

        A description of our properties is included in Items 1 and 2. Business and Properties above and is incorporated herein by reference.

        We believe that we have satisfactory title to the properties owned and used in our business, subject to customary liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements, and easements and restrictions that do not materially detract from the value of the properties, our interests in the properties, or the use of the properties in our business. We believe our properties are adequate and suitable for us to conduct business in the future

Item 3:    Legal Proceedings

        Information with respect to this item may be found in Note F Commitments and Contingencies to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4:    Mine Safety Disclosures

        Not applicable.

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2013
First Quarter	$3.35	$2.56
Second Quarter	3.25	2.46
Third Quarter	3.08	2.58
Fourth Quarter	3.47	2.84
Year Ended December 31, 2012
First Quarter	$4.29	$2.95
Second Quarter	3.34	2.11
Third Quarter	3.38	2.11
Fourth Quarter	3.19	2.49

        On March 5, 2014, the closing sales price for our common stock as reported by the NASDAQ Global Market was $4.86 per share.

Holders

        As of March 5, 2014 there were approximately 2,000 holders of our common stock.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. Dividends are also restricted under the terms of our Credit Line Agreement. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stockholder Return Performance Presentation

        The following common stock performance graph shows the performance of Warren Resources common stock through December 31, 2013. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

  •
  A $100 investment was made in Warren common stock and each index on December 31, 2008.

  •
  All dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter

        The indices in the performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2008, which is a composite index consisting of 84 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies, and a peer group index comprised of 8 United States companies engaged in oil and natural gas operations whose stocks were traded on the NASDAQ or the NYSE during the period from December 31, 2008 through

December 31, 2013. The companies that comprise the peer group are Abraxas Petroleum Corporation, Callon Petroleum Corp., Gastar Exploration, Goodrich Petroleum Corporation, Panhandle Royalty Company., PDC Energy Corp., PetroQuest Energy, Inc., and Resolute Energy Corporation, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production.

Fiscal Year Ended December 31
(in US Dollars)

	2008	2009	2010	2011	2012	2013
Warren Resources, Inc.	100	123.12	227.14	163.82	141.21	157.79
S&P 500 Index	100	123.45	139.26	139.23	157.90	204.63
Dow Jones US Oil & Gas Index	100	107.38	126.13	129.06	132.43	131.93
Peer Group	100	102.99	135.83	120.66	100.39	146.00

        Data Provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

        The information in this Form 10-K appearing under the heading "Stockholder Return Performance Presentation" is being "furnished" pursuant to Item 2.01 (e) of Regulation S-K under the Securities Act and shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01 (e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2013, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	363,848	$2.42	—
2001 Stock Incentive Plan	2,500,000	6,000	$2.06	—
2001 Key Employee Stock Incentive Plan	2,500,000	219,321	$1.75	—
2010 Stock Incentive Plan	6,950,000	2,799,538	$2.29	3,907,296

Total	13,925,000	3,388,707	$2.27	3,907,296

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2013.

Issuer Purchases of Equity Securities

        The Company did not repurchase any of its equity securities in the fourth quarter of 2013.

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report on Form 10-K. The selected financial data as of December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$127,925	$121,797	$103, 371	$88,275	$63,402
Transportation revenue	919	—	—	—	—

Total revenues	128,844	121,797	103,371	88,275	63,402

Lease operating expenses and taxes	36,779	33,072	30,637	28,845	27,097
Depreciation, depletion and amortization	44,806	47,172	30,517	21,993	20,617
Transportation expense	311	—	—	—	—
General and administrative	15,389	19,844	14,819	15,358	12,641

Total costs and operating expenses	97,285	100,088	75,973	66,196	60,355
Income (loss) from operations	31,559	21,709	27,398	22,079	3,047
Other income and expense:
Interest and other income	5,362	90	77	247	177
Interest expense	(2,995)	(3,311)	(3,188)	(3,500)	(5,910)
Gain (loss) on derivatives	(3,477)	(2,975)	(2,726)	1,528	(10,973)
Net gain on investment	—	—	—	—	3

Total other expense	(1,110)	(6,196)	(5,837)	(1,725)	(16,703)
Income (loss) before income taxes	30,449	15,513	21,561	20,354	(13,656)
Income tax expense (benefit)	64	(7)	(78)	(29)	63

Net income (loss) before dividends and accretion	30,385	15,520	21,639	20,383	(13,719)
Preferred dividends and accretion	10	10	10	18	96

Net income (loss) applicable to common stockholders	$30,375	$15,510	$21,629	$20,365	$(13,815)

Earnings (loss) per share—Basic	$0.42	$0.22	$0.31	$0.29	$(0.23)
Earnings (loss) per share—Diluted	$0.42	$0.22	$0.30	$0.29	$(0.23)
Weighted average shares outstanding—Basic	72,390,584	71,376,046	70,830,855	70,382,517	60,492,900
Weighted average shares outstanding—Diluted	72,546,209	72,096,672	72,047,488	71,429,110	60,492,900
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$79,353	$66,837	$46,756	$45,321	$22,510
Investing activities	(71,842)	(79,657)	(64,176)	(29,082)	(40,722)
Financing activities	(4,366)	10,681	16,942	(22,385)	5,762

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,620	$8,475	$10,614	$11,092	$17,238
Total assets	394,805	352,744	323,632	272,596	260,419
Total long-term liabilities (including current maturities)	126,021	130,039	110,327	87,883	114,511
Stockholders' equity	226,093	193,042	174,091	150,674	128,758

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis that follows should be read together with the "Selected Consolidated Financial Data" and the accompanying financial statements and notes related thereto that are included elsewhere in this annual report on Form 10-K. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this annual report on Form 10-K, including in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements", all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane ("CBM") properties located in the Rocky Mountain region. As of December 31, 2013, we owned natural gas and oil leasehold interests in approximately 123,943 gross (93,350 net) acres, approximately 80% of which were undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total estimated net proved reserves are located on approximately 20% of our net acreage.

Liquidity and Capital Resources

        Our cash and cash equivalents increased $3.1 million during 2013 to $11.6 million at December 31, 2013. This resulted from cash provided by operating activities of $79.3 million offset by cash used in investing activities of $71.8 million and in financing activities of $4.4 million.

        Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on oil and gas properties and equipment. Cash used by financing activities primarily represented a decrease in net debt under the Credit Facility.

        On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent (the "Agent"), and various other lenders named therein, and Warren Resources of California, Inc. and Warren E&P, Inc., as Guarantors (the "Credit Facility"). The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren's oil and gas assets, and is guaranteed by the Guarantors, which are two wholly-owned subsidiaries of the Company. In December 2013, the borrowing base was increased to $165 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

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

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2013, the Company had borrowed $94.5 million under the Credit Facility and was in compliance with all covenants. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During 2013, the Company incurred $2.6 million of interest expense under the Credit Facility of which approximately $0.2 million was accrued for as of December 31, 2013. The weighted average interest rate as of December 31, 2013, was 2.4%.

        If the Credit Facility's borrowing base is reduced to a level below current borrowings, the Company would be obligated to begin reducing the deficiency by 25% within 90 days after the deficiency occurs and the remaining 75% within 180 days after the deficiency occurs.

        During 2013, the Company had net income of $30.4 million (including a $3.5 million loss on derivative financial instruments). This compares to 2012 when the Company had net income of $15.5 million (including a $3.0 million loss on derivative financial instruments) and a net income of $21.6 million in 2011 (including a $2.7 million loss on derivative financial instruments). At December 31, 2013, current assets were approximately $9.1 million less than current liabilities. As of March 5, 2014, the Company has a borrowing base of $165 million and $94.5 million outstanding under the Credit Facility.

        The Company's proved reserves increased as of December 31, 2013 compared to prior years. The 2013 increase was primarily due to 2013 drilling activities and the higher natural gas prices, which made the drilling of more locations in the Atlantic Rim economic. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2013, our oil lease operating expenses were $22.65 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2013, our natural gas lease operating expenses were $1.89 per Mcf of gas produced. The Company's estimated proved reserves are based on assumptions that may prove to be inaccurate. The Company's estimated proved reserves for the periods indicated are listed below.

	Years Ended December 31,
	2013	2012	2011
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	16,074	16,380	14,963
Net natural gas reserves (MMcf)	106,028	51,236	43,860

Total Net Proved Oil and Natural Gas Reserves (MBoe)	33,745	24,919	22,273

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$379,310	$337,786	$359,549
Proved undeveloped	124,396	157,127	166,527

Total	503,706	494,913	526,076
Less: future income taxes, discounted at 10%	28,705	35,033	40,070

Standardized measure of discounted future net cash flows (in thousands)	$475,001	$459,880	$486,006

Prices Used in Calculating Reserves:
Oil (per Bbl)	$97.33	$104.27	$104.75
Natural Gas (per Mcf)	$3.43	$2.51	$3.21
Proved Developed Reserves (MBoe)	21,518	16,603	13,101

2013 and 2014 Capital Expenditure Program

        During 2013, we invested $72.7 million in our capital expenditure program. The Company drilled 26 wells in California (21 producers and 5 injectors). The costs associated with the new oil wells in California was $48.0 million and the facility and lease costs were $6.5 million. The costs associated with drilling 27 coalbed methane wells in Wyoming was $18.2 million.

        The Company forecasts a 2014 capital expenditure budget of $116 million, consisting of $77.1 million for California oil drilling activities and $38.9 million for drilling gas wells in Wyoming. The amount and allocation of budgeted capital expenditures excludes capital expenditures for acquisitions. The Company intends to fund 2014 capital expenditures with cash flows from operations and borrowing under its revolving credit facility.

        For 2014, the Company plans to drill 17 producers and 5 injectors in the WTU and 6 producers and 5 injectors in the in the NWU. In addition, the Company plans on drilling 12 producers and 2 injectors in the Leroy Pine project in Santa Barbara. The 2014 California capital budget consists of $62.5 for drilling and $14.6 million for facilities improvements and other infrastructure costs. Additionally in 2014, the Company plans to spend approximately $32.5 million to drill 48 producers and 6 injector wells in the Atlantic Rim project and $6.4 million for facility costs.

        See "Item 1A: Risk Factors" for risks and factors which could have a material adverse effect on our business, financial condition and results of operations.

Stock Based Equity Compensation Plan Information

        At December 31, 2013, we had approximately 0.8 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 0.8 million outstanding vested options,

0.7 million had exercise prices below the closing market price of our common stock on December 31, 2013 of $3.14.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2013, 2012 and 2011.

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

Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. Also, in January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210). Clarifying the Scope of Disclosures about offsetting Assets and Liabilities." ASU 2013-01 limited the disclosures required by ASU No. 2011-11. We adopted these new requirements in first quarter 2013 and they did not have a material effect on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Oil and gas sales.    Revenue from oil and gas sales increased $6.1 million during 2013 to $127.9 million, a 5% increase compared to 2012. This increase primarily resulted from an increase in gas production and an increase in realized gas prices. Net gas production for 2013 and 2012 was 6.2 Bcf and 5.5 Bcf, respectively. The average realized price per Mcf of gas for 2013 and 2012 was $3.31 and $2.78, respectively. Net oil production for 2013 and 2012 was 1.1 MMbbls and 1.1 MMbbls, respectively. Additionally, the average realized price per barrel of oil for 2013 and 2012 was $97.12 and $96.02, respectively.

        Transportation Revenue.    We receive fees for transporting third-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming interstate Company ("WIC") pipeline system. Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas, which allows us to recognize revenue for the transportation fee we charge. Transportation and gathering revenue totaled $0.9 million for the months November and December 2013.

        Lease operating expense.    Lease operating expense increased 11% to $36.8 million ($17.16 per boe) for 2013 compared to $33.1 million ($16.31 per boe) in 2012. Primarily this reflects an increase in oil operating expense resulting from significantly more work over charges in 2013 compared with 2012.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense decreased $2.4 million for 2013 to $44.8 million, a 5% decrease compared to 2012. This decrease reflects an increase in estimated proved reserves at year end, which resulted in the calculation of a lower overall depletion rate for 2013 compared to 2012.

        Transportation Expense.    Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas which allows us to recognize revenue and the associated expense of operating our pipeline. Pipeline operating expenses totaled $0.3 million for November and December 2013.

        General and administrative expenses.    General and administrative expenses decreased $4.5 million in 2013 to $15.4 million, a 22% decrease compared to 2012. This decrease reflects lower salary, bonus and stock option expense in 2013 compared to 2012, as several higher paid individuals departed the Company during the year.

        Interest expense.    Interest expense decreased 10% to $3.0 million in 2013 compared to 2012. The increase results from generally lower borrowings under our Credit Facility during 2013 compared to 2012.

        Interest and other income.    Interest and other income increased $5.3 million in 2013 to $5.4 million. This resulted from a nonrecurring retroactive adjustment relating to certain post-production costs being charged to royalty owners in the Wilmington Townlot Unit field.

        Gain (loss) on derivative financial instruments.    Derivative losses of $3.5 million were recorded during 2013. This amount reflects $1.4 million of realized losses and $2.1 million of unrealized losses resulting from mark to market accounting of our oil and gas swaps.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2013, we had a net operating loss carryforward for federal income tax purposes of approximately $245 million. Also as of December 31, 2013, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards are estimated to begin to expire in 2019.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Oil and gas sales.    Revenue from oil and gas sales increased $18.4 million during 2012 to $121.8 million, an 18% increase compared to 2011. This increase primarily resulted from an increase in oil production and an increase in realized oil prices. Net oil production for 2012 and 2011 was 1.1 MMbbls and 0.9 MMbbls, respectively. Net gas production for 2012 and 2011 was 5.5 Bcf and 5.0 Bcf, respectively. Additionally, the average realized price per barrel of oil for 2012 and 2011 was $96.02 and $91.53, respectively. The average realized price per Mcf of gas for 2012 and 2011 was $2.78 and $3.98, respectively.

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

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $16.7 million for 2012 to $47.2 million, a 55% increase compared to 2011. The increase in depletion expense resulted from an increase in the 2012 depletion rate and an increase in production. The 2012 depletion rate increased to $23.26 per boe compared to $17.46 per boe in 2011. The increase in the 2012 depletion rate compared to the 2011 depletion rate on a boe basis reflects a reduction in proved undeveloped gas reserves, due to lower gas prices rendering development uneconomic. Additionally, estimated future development costs and abandonment costs increased from $189 million at December 31, 2011 to $223 million at December 31, 2012.

        General and administrative expenses.    General and administrative expenses increased $5.0 million in 2012 to $19.8 million, a 34% increase compared to 2011. This increase resulted from the severance packages payable to the Company's former Chief Executive Officer and two former Officers totaling $3.5 million ($2.4 million in cash and $1.1 million in non-cash related to the accelerated vesting of stock options). Additionally, consulting expense increased $1.0 million during 2012.

        Interest expense.    Interest expense increased 4% to $3.3 million in 2012 compared to 2011. The increase results from an increase in borrowings under our Credit Facility from $89.5 million at December 31, 2011 to $99.5 million at December 31, 2012.

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

Debentures

        As of December 31, 2013 , we had outstanding $1.6 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2013 was approximately $1.3 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2014. The conversion prices listed below will remain to the maturities of the bonds.

Debentures	Outstanding at December 31, 2013	Conversion Price as of December 31, 2013	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2014
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$835	$50.00	$702	$100
12% Convertible secured Debentures due December 31, 2022	801	$50.00	612	96

	$1,636		$1,314	$196

Preferred Stock

        As of December 31, 2013, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2013, no shares of our convertible preferred stock converted into common shares. The preferred stock is convertible into common shares on a 1 to 0.5 basis. Dividends on preferred shares totaled approximately $10,000 and $10,000 for the years ended December 31, 2013 and 2012, respectively.

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

        The preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2013, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

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

Contractual Obligations

        A summary of our contractual obligations as of December 31, 2013 is provided in the following table. The below table assumes the maximum amount of bonds are tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S.

treasury bonds had a fair market value of approximately $1.3 million at December 31, 2013. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period
Contractual Obligations As of December 31, 2013	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Line of credit(1)	$94,500	$—	$94,500	$—	$—
Bonds(1)	1,636	164	280	226	966
Derivatives	3,517	3,517	—	—	—
Leases	6,420	772	1,531	1,591	2,526

Total	$106,073	$4,453	$96,311	$1,817	$3,492

(1)
The amount included in the table represents the outstanding principal amount only. Does not include estimated interest of $2.8 million less than one year, $5.6 million 1-3 years, $0.4 million 3-5 years and $0.6 million thereafter.

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

        The following table summarizes our open financial derivative positions as of March 5, 2014 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	01/01/14 - 12/31/14	800 Bbl/d	$102.12
BRENT Oil	Swap	01/01/14 - 09/30/14	700Bbl/d	$104.30
NYMEX Gas	Swap	01/01/14 - 12/31/14	7,000 MMbtu/d	$3.79
NYMEX Gas	Swap	01/01/14 - 12/31/14	2,000 MMbtu/d	$4.18
NYMEX Gas	Swap	01/01/14 - 12/31/14	3,000 MMbtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMbtu/d	$4.18
NYMEX Gas	Swap	03/01/14 - 12/31/14	6,000 MMbtu/d	$0.20	*

*
This represents a differential spread between NYMEX and CIG pricing.

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

        At December 31, 2013, we had debt outstanding under our Credit Facility of $94.5 million. Depending on the current level of borrowing base usage, the annual interest rate on each base rate borrowing under the Credit Facility will be at our option either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. During 2013, the Company incurred $2.6 million of interest under the Credit Facility of which approximately $0.2 million of interest was accrued for at December 31, 2013. At December 31, 2013, the weighted average interest rate on our Credit Line was 2.4%. A 1% increase in this rate would result in annual additional interest of $1.0 million.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, U.S. treasury bonds, collateral security accounts, derivatives and other long-term liabilities. The carrying amounts of cash and cash equivalents and U.S. treasury bonds approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value. Debentures, derivatives, other long-term liabilities and the Credit Facility are recorded at the approximate fair value of such items.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2013, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

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

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on June 10, 2014 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013) which is incorporated herein by reference.

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

        (a)(3) Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
3.1	(9)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(6)	Bylaws of the Registrant, dated June 2, 2004

3.3	(29)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4	(30)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(31)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(32)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(45)	Specimen Stock Certificate for Common Stock (Maryland)

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(33)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(13)	Rights Agreement, dated as of August 29, 2008

Exhibit No.		Description
10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(35)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(36)*	2001 Stock Incentive Plan

10.4	(37)*	2001 Key Employee Stock Incentive Plan

10.5	(38)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.6	(39)*	Form of Indemnification Agreement

10.7	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.8	(40)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.9	(7)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.10	(41)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

10.11	(10)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.12	(11)	Form of Asset Purchase Agreement

10.13	(12)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.14	(14)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.15	(15)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.16	(16)*	2010 Stock Incentive Plan

10.17	(17)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.18	(18)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

Exhibit No.		Description
10.19	(42)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

10.20	(19)*	Separation and General Release Agreement with Norman F. Swanton dated July 2, 2012

10.21	(20)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.22	(43)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.23	(44)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.24	(21)*	Amendment to 2010 Stock Incentive Plan

10.25	(22)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.26	(23)*	Separation and General Release Agreement with Stephen L. Heiter dated January 24, 2013

10.27	(24)*	Separation and General Release Agreement with Ronald J. Morin dated January 24, 2013

10.28	(25)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.29	(26)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.30	(27)*	Warren Resources, Inc. Severance Plan

10.31	(28)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(8)	Subsidiaries of the Registrant

23.1	†	Consent of Grant Thornton LLP

23.2	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

Exhibit No.		Description
101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

†
Filed herewith.

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

(1)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(2)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.

(3)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(4)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 11, 2004.

(5)
Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003.

(6)
Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 30, 2004.

(8)
Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1, Commission File No. 333-118535, filed August 25, 2004.

(9)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 14, 2005.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 22, 2007.

(12)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 20, 2007.

(13)
Incorporated by reference to Exhibit 99.1 to the Company's Form 8-A filed on September 5, 2008, Commission File No. 001-34169.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(16)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011.

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 6, 2012.

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(21)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012.

(22)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 29, 2013.

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013.

(25)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013.

(26)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013.

(29)
Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(30)
Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(31)
Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(32)
Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(33)
Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(35)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(36)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(37)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(38)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(39)
Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(40)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(41)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(42)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011.

(43)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(44)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(45)
Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.
By	/s/ PHILIP A. EPSTEIN Philip A. Epstein Chairman of the Board, Chief Executive Officer, and Principal Executive Officer
By	/s/ STEWART P. SKELLY Stewart Skelly Vice President, Chief Financial Officer, and Chief Accounting Officer

Dated: March 6, 2014

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ PHILIP A. EPSTEIN Philip A. Epstein	Chairman of the Board, Chief Executive Officer, and Principal Executive Officer	March 6, 2014
/s/ STEWART P. SKELLY Stewart Skelly	Vice President, Chief Financial Officer and Chief Accounting Officer	March 6, 2014
/s/ ANTHONY COELHO Anthony Coelho	Director	March 6, 2014
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director	March 6, 2014
/s/ THOMAS NOONAN Thomas Noonan	Director	March 6, 2014

Signature	Title (Principal Function)	Date

/s/ MARCUS C. ROWLAND Marcus C. Rowland	Director	March 6, 2014
/s/ CHET BORGIDA Chet Borgida	Director	March 6, 2014
/s/ LEONARD DECECCHIS Leonard Dececchis	Director	March 6, 2014
/s/ ESPY PRICE Espy Price	Director	March 6, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the internal control over financial reporting of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 6, 2014

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2013	2012
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$11,620	$8,475
Accounts receivable—trade, net	21,874	18,110
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $100 in 2013 and $94 in 2012)	131	142
Other current assets	1,859	1,096

Total current assets	35,484	27,823
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $18,015 and $20,507 as of December 31, 2013 and 2012)	335,354	301,599
Property and equipment—at cost, net	18,772	17,941
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $904 in 2013 and $849 in 2012)	1,183	1,273
Other assets	3,969	4,108
Derivative financial instruments	43	—

Total other assets	359,321	324,921

	$394,805	$352,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,936	$1,790
Accounts payable and accrued expenses	39,174	29,278
Derivative financial instruments	3,517	385

Total current liabilities	44,627	31,453
Long-Term Liabilities
Debentures, less current portion	1,472	1,472
Other long-term liabilities, less current portion	28,113	26,710
Derivative financial instruments	—	567
Line of credit	94,500	99,500

	124,085	128,249
Commitments and contingencies (Note F)
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding 10,703 shares in 2013 and 2012 (aggregate liquidation preference $128 in 2013 and 2012)	128	128
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 72,887,650 shares in 2013 and 72,440,898 shares in 2012	7	7
Additional paid-in capital	470,441	468,406
Accumulated deficit	(244,673)	(275,058)
Accumulated other comprehensive income, net of applicable income taxes of $124 in 2013 and $188 in 2012	190	287

	226,093	193,770
Less common stock in Treasury—at cost; 632,250 shares in 2012	—	728

Total Stockholders' Equity	226,093	193,042

	$394,805	$352,744

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2013	2012	2011
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$127,925	$121,797	$103,371
Transportation revenue	919	—	—

Total revenues	128,844	121,797	103,371

Operating Expenses
Lease operating expenses	36,779	33,072	30,637
Depreciation, depletion and amortization	44,806	47,172	30,517
Transportation expenses	311	—	—
General and administrative	15,389	19,844	14,819

Total operating expenses	97,285	100,088	75,973

Income from operations	31,559	21,709	27,398
Other income (expense)
Interest and other income	5,362	90	77
Interest expense	(2,995)	(3,311)	(3,188)
Gain (loss) on derivative financial instruments	(3,477)	(2,975)	(2,726)

Net other expense	(1,110)	(6,196)	(5,837)

Income before provision for income taxes	30,449	15,513	21,561
Deferred income tax expense (benefit)	64	(7)	(78)

Net income	30,385	15,520	21,639
Less dividends and accretion on preferred shares	10	10	10

Net income applicable to common stockholders	$30,375	$15,510	$21,629

Income per common share—Basic	$0.42	$0.22	$0.31
Income per common share—Diluted	$0.42	$0.22	$0.30
Weighted average common shares outstanding—Basic	72,390,584	71,376,046	70,830,855
Weighted average common shares outstanding—Diluted	72,546,209	72,096,672	72,047,488

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31,

	2013	2012	2011
	(in thousands, except share and per share amounts)
Net income	$30,385	$15,520	$21,639
Other comprehensive income
Holding gains (losses) on available for sale investments, net of income tax	(97)	10	119

Comprehensive income	$30,288	$15,530	$21,758

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2013, 2012 and 2011

	Preferred stock		Common stock				Accumulated other comprehensive income
					Additional paid-in capital	Accumulated deficit		Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2010	11	$128	71,338	$7	$463,326	$(312,217)	$158	$(728)	$150,674

Shares issued from exercise of options	—	—	156	—	123	—	—	—	123
Shares issued from vesting of restricted stock	—	—	25	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	1,546	—	—	—	1,546
Net income	—	—	—	—	—	21,639	—	—	21,639
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	119	—	119

Total comprehensive income									21,758

Balance at December 31, 2011	11	$128	71,519	$7	$464,985	$(290,578)	$277	$(728)	$174,091

Shares issued from exercise of options	—	—	658	—	839	—	—	—	839
Shares issued from vesting of restricted stock	—	—	264	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	2,592	—	—	—	2,592
Net income	—	—	—	—	—	15,520	—	—	15,520
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	10	—	10

Total comprehensive income									15,530

Balance at December 31, 2012	11	$128	72,441	$7	$468,406	$(275,058)	$287	$(728)	$193,042

Shares issued from exercise of options	—	—	823	—	711	—	—	—	711
Shares issued from vesting of restricted stock	—	—	256	—	—	—	—	—	—
Retirement of treasury stock	—	—	(632)	—	(728)	—	—	728	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	2,062	—	—	—	2,062
Net income	—	—	—	—	—	30,385	—	—	30,385
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(97)	—	(97)

Total comprehensive income									30,288

Balance at December 31, 2013	11	$128	72,888	$7	$470,441	$(244,673)	$190	$—	$226,093

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$30,385	$15,520	$21,639
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(61)	(58)	(54)
Amortization of deferred offering costs	218	207	478
Gain on sale of U.S. Treasury bonds—available for sale	—	(4)	—
Depreciation, depletion and amortization	44,806	47,172	30,517
Deferred tax expense (benefit)	64	(7)	(78)
Change in fair value of derivative financial instruments	2,523	281	(9,165)
Stock option expense	2,062	2,592	1,546
Change in assets and liabilities:
Increase in accounts receivable—trade	(3,890)	(4,157)	(879)
Decrease (increase) in other assets	(764)	(41)	71
Increase in accounts payable and accruals	5,856	6,618	3,646
Decrease in other long term liabilities	(1,846)	(1,286)	(965)

Net cash provided by operating activities	79,353	66,837	46,756
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(69,162)	(61,397)	(56,598)
Acquisition of oil and gas properties	—	(15,607)	—
Purchases of property and equipment	(2,680)	(2,666)	(7,578)
Proceeds from U.S. Treasury bonds—available for sale	—	13	—

Net cash used in investing activities	(71,842)	(79,657)	(64,176)
Cash flows from financing activities:
Proceeds from line of credit	5,000	20,000	98,657
Payments on debt and debentures	(10,077)	(10,158)	(81,838)
Proceeds from the exercise of stock options	711	839	123

Net cash provided by (used in) financing activities	(4,366)	10,681	16,942

Net increase (decrease) in cash and cash equivalents	3,145	(2,139)	(478)
Cash and cash equivalents at beginning of year	8,475	10,614	11,092

Cash and cash equivalents at end of year	$11,620	$8,475	$10,614

Supplemental disclosure of cash flow information
Cash paid for interest	$2,672	$3,181	$2,699
Noncash investing and financing activities:
Accrued preferred stock dividend	$10	$10	$10
Change in accounts payable relating to oil and gas property	4,029	(15,750)	10,630
Increase in asset retirement liability	1,139	9,491	5,260

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are located primarily in California and Wyoming.

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2013, 2012 or 2011.

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

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up by, the purchaser. For 2013, the largest purchasers and marketers for the Company's production primarily

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

included Phillips 66 and Devlar Energy, which accounted for 52% and 40%, respectively, of total oil and natural gas sold in 2013. For 2012, the largest purchasers and marketers for the Company's production primarily included Phillips 66 and Anadarko Energy Services, which accounted for 55% and 38%, respectively, of total oil and natural gas sold in 2012. For 2011, the largest purchasers and marketers for the Company's production primarily included ConocoPhillips and Anadarko Energy Services, which accounted for 52% and 38%, respectively, of total oil and natural gas sold in 2011.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2013, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2013 and 2012, the Company has an allowance of $16,000 and $13,000 respectively, for doubtful accounts.

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

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $1.6 million and $1.5 million, net of accumulated amortization of $802 thousand and $584 thousand, included in other assets at December 31, 2013 and 2012, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds.

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

  Gas Imbalances

        The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances at December 31, 2013 or December 31, 2012.

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula and the Monte Carlo Simulation method to estimate the fair value of stock based compensation expense at the grant date related to stock options and restricted stock issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $2.1 million, $2.6 million and $1.5 million in compensation expense,

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

respectively, related to stock option plans and restricted stock. Both the Black-Scholes and the Monte Carlo Simulation method require numerous assumptions, including volatility, service periods and cancellations in their calculations.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2013, 2012 and 2011, respectively: No expected dividends, weighted average volatility of 71%, 72%, and 75%, risk-free interest rates of 0.53%, 0.43%, and 1.26% and expected lives of 3.5 years for incentive options issued in 2013, 2012 and 2011. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2013, 2012 and 2011 were $1.43, $1.41, and $2.04, respectively.

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

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three through 25 years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2013	2012
	(in thousands)
Drilling rig	$20,666	$18,318
Equipment	1,543	1,542
Automobiles and trucks	979	876
Furniture and fixtures	461	461
Land and buildings	906	905
Office equipment	1,874	1,786

	26,429	23,888
Less accumulated depreciation and amortization	7,657	5,947

	$18,772	$17,941

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

	Year ended December 31,
	2013	2012	2011
Weighted average shares outstanding—basic	72,390,584	71,376,046	70,830,855
Incremental shares issuable from dilutive stock options	155,625	720,626	1,216,633

Weighted average shares outstanding—diluted	72,546,209	72,096,672	72,047,488

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are antidilutive are as follows:

	Year ended December 31,
	2013	2012	2011
Employee stock options	891,405	575,750	918,416
Convertible debentures	32,720	32,720	47,170
Preferred stock	5,352	5,352	5,352
Restricted Stock	1,898,133	1,606,460	615,731

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2013, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at a price of $50.00. At December 31, 2012 and 2011, the Convertible Debentures may have been converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35.00 to $50.00 (Note C).

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

December 31, 2013, 2012 and 2011

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

in the Consolidated Balance Sheets. A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$25,236	$15,507
Liabilities incurred in current year	1,139	261
Obligations on properties acquired	—	3,499
Liabilities settled in current year	(1,846)	(1,287)
Accretion expense	2,256	1,525
Revisions in estimated cash flows	—	5,731

Carrying amount	$26,785	$25,236

  Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. Also, in January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210). Clarifying the Scope of Disclosures about offsetting Assets and Liabilities." ASU 2013-01 limited the disclosures required by ASU No. 2011-11. The adoption of these requirements in the first quarter 2013 did not have a material effect on our consolidated financial statements.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2013	2012
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.6 million and $1.6 million, respectively
Amortized cost	$1,004	$943
Gross unrealized gains	310	472

Estimated fair value	$1,314	$1,415

        During 2013, 2012, and 2011, the Company recognized approximately $0, $4,000 and $0, respectively, of realized gains from its investments in available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the disposition of such securities due to the release of the Company's obligation related to securing its commitment under debentures (Notes C & F).

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE B—INVESTMENTS (Continued)

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2013 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$100	$131
Due after one year through five years	—	—
Due after five years through ten years	904	1,183
Due after ten years	—	—

Total	$1,004	$1,314

NOTE C—LONG-TERM LIABILITIES

	2013	2012
	(in thousands)
Debentures consist of the following at December 31:
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2013 and 2012, principal collateralized by $835 thousand and $835 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020.(1)	$835	$835
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2013 and 2012, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022.(1)	801	801

	1,636	1,636
Less current maturities	164	164

Long-term portion	$1,472	$1,472

(1)
Debentures can be called at par if the Company's stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE C—LONG-TERM LIABILITIES (Continued)

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.00 each. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2013	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$835	$50.00	16,700
Secured Convertible 12% Debentures	December 31, 2022	801	50.00	16,020

		$1,636		32,720

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2013, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2014	$164
2015	147
2016	133
2017	119
2018	107
Thereafter	966

$1,636

        Long-term liabilities, excluding derivative financial instruments consist of the following at December 31:

	2013	2012
	(in thousands)
Line of Credit	$94,500	$99,500
Debentures	1,636	1,636
Asset retirement obligations	26,785	25,236
Litigation allowance	3,100	3,100

	126,021	129,472
Less current maturities	1,936	1,790

Long-term portion	$124,085	$127,682

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE C—LONG-TERM LIABILITIES (Continued)

        During 2002, the Company entered into an agreement to purchase 702,500 shares of common stock from a shareholder through the issuance of a noninterest-bearing note, which matured in 2012. The Company discounted the note at 10% per annum. The note required monthly payments of $13 thousand until August 2012 and was collateralized by treasury stock. During 2010, the Company acquired a drilling rig for a purchase price of $7 million. The Company paid $3.5 million at closing and executed a non-interest bearing secured note for the remaining $3.5 million, payable in fifteen equal monthly payments commencing September 2010.

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

        As of December 31, 2013, the Borrowing Base was $165 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company's proved oil and natural gas reserves in accordance with the lenders' customary procedures and practices. Both the Company and the lenders have the right to request one additional redetermination each year.

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

        Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the "Base Rate", calculated to be the higher of: (i) the Agent's prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2013, the Company had borrowed $94.5 million under the Credit Facility and was in compliance with all covenants. The weighted average interest rate as of December 31, 2013, was 2.4%.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE D—STOCKHOLDERS' EQUITY

        During 2013, the Company issued 823,331 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $3.07 per share. During 2012, the Company issued 658,510 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $2.42 per share. During 2011, the Company issued 155,935 shares of common stock to individuals who exercised options at an exercise price of $0.51 to $2.42 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $92 thousand ($8.64 per share) and $82 thousand ($7.68 per share) were accrued at December 31, 2013 and 2012, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2012, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2013. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE D—STOCKHOLDERS' EQUITY (Continued)

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2013:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	363,848	$2.42	0
2001 Stock Incentive Plan	2,500,000	6,000	$2.06	0
2001 Key Employee Stock Incentive Plan	2,500,000	219,321	$1.75	0
2010 Stock Incentive Plan	6,950,000	2,799,538	$2.29	3,907,296

Total	13,925,000	3,388,707	$2.27	3,907,296

        During 2013, the Board of Directors approved and the Company issued 652,322 stock options to officers and employees of the Company exercisable at prices ranging from $2.75 to $3.04 per share and 886,331 shares of restricted stock. During 2012, the Board of Directors approved and the Company issued 269,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.74 to $3.21 per share and 1,405,965 shares of restricted stock. During 2011, the Board of Directors approved and the Company issued 143,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.22 to $4.51 per share and 662,562 shares of restricted stock. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2013, 2012 and 2011 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2010	3,541,703	$4.80

Issued	143,000	$3.92
Exercised	(155,935)	$0.79
Expired	(365,750)	$13.67
Forfeited	(70,033)	$5.50

Options outstanding—December 31, 2011	3,092,985	$3.89

Issued	269,000	$2.80
Exercised	(658,510)	$1.27
Expired	(405,666)	$11.08
Forfeited	(308,500)	$8.17

Options outstanding—December 31, 2012	1,989,309	$2.48

Issued	652,322	$2.88
Exercised	(823,331)	$0.86
Expired	(150,750)	$11.30
Forfeited	(176,976)	$3.03

Options outstanding—December 31, 2013	1,490,574	$2.65

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Outstanding at December 31, 2013	1,490,574	$2.65	2.76

Exercisable at December 31, 2013	752,002	$2.40	1.41

        The total intrinsic value of options exercised during the year ended December 31, 2013, 2012 and 2011 was $1.7 million, $1.0 million and $0.5 million respectively.

        The total intrinsic value of options outstanding at December 31, 2013 was approximately $0.8 million.

        As of December 31, 2013 there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 2.2 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0.8 million and $0.1 million respectively. We issue new shares of common stock to settle option exercises.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2013, 2012 and 2011 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2010	28,373	$11.15
Granted	662,562	4.22
Vested	(36,248)	9.67
Forfeited	(38,956)	4.22

Outstanding at December 31, 2011	615,731	$4.22
Granted	1,405,965	2.19
Vested	(405,650)	3.86
Forfeited	(9,586)	3.20

Outstanding at December 31, 2012	1,606,460	$2.54
Granted	886,331	1.87
Vested	(398,838)	3.52
Forfeited	(195,820)	3.07

Outstanding at December 31, 2013	1,898,133	$1.97

        Restricted stock awards for executive officers and employees generally vest ratably over three years, excluding shares granted in March 2010 which vest ratably over nine months. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.6 million which is expected to be recognized over a weighted average period of approximately 1.6 years.

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2013	2012	2011
	(in thousands)
Income taxes at federal statutory rate(a)	$10,353	$5,274	$7,331
Change in valuation allowance	(11,768)	(6,537)	(9,675)
Nondeductible expenses	156	694	574
State income taxes net of federal benefit	1,827	931	1,294
Other	(504)	(369)	398

	$64	$(7)	$(78)

(a)
34% for 2013, 2012 and 2011.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities are as follows as of December 31:

	2013	2012
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$98,895	$101,393
Oil and gas properties and tangible equipment	15,043	25,111
Stock option expense	3,585	3,682
Unrealized loss on derivatives	1,390	558
Other	324	324

	119,237	131,068
Less valuation allowance	119,112	130,879

Total deferred tax asset	125	189

Deferred tax liabilities relating to:
Net unrealized gain on investments	125	189

Total deferred tax liability	125	189

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance decreased by approximately $12 million, $7 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $245 million, which will expire in years 2019 through 2033.

        Tax years beginning in 2010 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

December 31, 2013, 2012 and 2011

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2013 and 2012, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.6 million and $1.6 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.3 million and $1.4 million, respectively (see Note B).

  Leases

        The Company leases corporate office space in New York City, which expires in May 2023. The Company's oil and gas administrative office in Casper, Wyoming occupies 1,174 square feet under a lease which expires in October 2014. The Company leases field office space in Rawlins, Wyoming, which expires in March 2015. The Company leases office space in Long Beach, California which expires in September 2020. The Company also leases office space in Roswell, New Mexico, on a month to month lease.

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2013, are as follows:

(in thousands)
Year ending December 31:
2014	$771
2015	758
2016	773
2017	790
2018	802
Thereafter	2,526

$6,420

        Rent expense under these leases was approximately $881 thousand, $698 thousand and $718 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

December 31, 2013, 2012 and 2011

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

$1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. On April 18, 2012 the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham's petition. The Court asked for further briefing and on December 18, 2012 Gotham filed a brief on the merits of their appeal. On February 6, 2013, Warren filed its brief in response to Gotham's brief. On April 19, 2013, the Supreme Court granted Gotham's petition for a review of the Court of Appeals ruling. The Court held oral arguments on the merits of the appeal on October 8, 2013. We do not anticipate a decision or order from the Texas Supreme Court until mid-2014. In the event the Texas Supreme Court reverses the Texas Court of Appeals ruling and finds in Gotham's favor, Warren would be responsible for the final judgment in the amount of approximately $2,967,000, plus post-judgment interest, and potentially court costs and attorney's fees.

        The Company is a party to various other matters of litigation arising in the normal course of business. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. The Company's 401(k) is a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vests immediately. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $276 thousand, $222 thousand and $202 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

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

December 31, 2013, 2012 and 2011

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Line of Credit.    The carrying amount approximates fair value due the current rates offered to the Company for lines of credit.

	2013		2012
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	$3,166	$3,166	$3,164	$3,164
Financial liabilities
Fixed rate debentures	$2,035	$1,636	$2,190	$1,636
Line of credit	94,500	94,500	99,500	99,500

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

December 31, 2013, 2012 and 2011

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

December 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,314	$—	$—	$1,314
Commodity derivatives Commodity derivatives	$—	$43	$—	$43

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$3,517	$—	$3,517

December 31, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,415	$—	$—	$1,415

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$952	$—	$952

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS

        To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management's view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our more commonly used derivatives are in the form of swaps and costless collars. However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the open financial derivative positions as of December 31, 2013 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	01/01/14 - 12/31/14	800 Bbl/d	$102.12
BRENT Oil	Swap	01/01/14 - 09/30/14	700 Bbl/d	$104.30
NYMEX Gas	Swap	01/01/14 - 12/31/14	7,000 MMbtu/d	$3.79
NYMEX Gas	Swap	01/01/14 - 12/31/14	2,000 MMbtu/d	$4.18
NYMEX Gas	Swap	01/01/14 - 12/31/14	3,000 MMbtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMbtu/d	$4.18

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance	2013	2012	2011
	(in thousands)
Realized cash settlements on hedges	$(1,397)	$(2,780)	$(12,216)
Unrealized gain (loss) on hedges	(2,080)	(195)	9,490

Total	$(3,477)	$(2,975)	$(2,726)

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
December 31, 2013	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Non-current	$43

Total derivatives not designated as hedging instruments		$43

	Derivative Liabilities
December 31, 2013	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$(808)
Commodity—Oil	current	(2,709)

Total derivatives not designated as hedging instruments		$(3,517)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        As of December 31, 2013, the counterparty to the Company's commodity derivative contracts consists of one financial institution. The Company's counterparty or their affiliates are also lenders under the Company's Senior Credit Agreement. As a result, the counterparty to the Company's derivative agreements share in the collateral supporting the Company's Senior Credit Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2013	2012	2011
	(in thousands)
Property acquisition—unproved	$—	$—	$—
Property acquisition—proved	1,635	5,413	509
Exploration costs	227	52	8,147
Development costs	72,991	65,676	63,675

	$74,853	$71,141	$72,331

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE J—OIL AND GAS INFORMATION (Continued)

        Asset retirement cost included in oil and gas property costs increased by approximately $1.1 million in 2013, increased by $9.5 million in 2012 and increased by approximately $5.3 million in 2011.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2013	2012
	(in thousands)
Unproved oil and gas properties	$18,015	$20,507
Proved oil and gas properties	807,439	730,353

	825,454	750,860
Less accumulated depreciation, depletion, amortization and impairment expense	490,100	449,261

	$335,354	$301,599

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2013	2012	2011
	(in thousands)
Revenues	$127,925	$121,797	$103,371
Production costs	(36,779)	(33,072)	(30,637)
Accretion of asset retirement obligation	(2,256)	(1,525)	(995)
Depreciation, depletion, amortization	(39,431)	(43,460)	(27,914)

Income from oil and gas producing activities	$49,459	$43,740	$43,825

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2013:

	Costs incurred in
	Fiscal year 2013	Fiscal year 2012	Fiscal year 2011	Prior to 2011	Total
	(in thousands)
Acquisition costs	$—	$—	$—	$834	$834
Exploration costs	—	—	60	—	60
Development costs(1)	126	311	161	16,523	17,121

Total oil and gas properties not subject to amortization	$126	$311	$221	$17,357	$18,015

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

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2013, 2012 and 2011

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Summary of Changes in Proved Reserves

	Year ended December 31,
	2013		2012		2011
	Mbbls	Mmcf	Mbbls	Mmcf	Mbbls	Mmcf
Proved reserves
Beginning of year	16,380	51,236	14,963	43,860	10,250	68,200
Purchase of reserves in place	128	—	—	20,649	—	—
Discoveries and extensions	500	46,532	3,337	2,054	3,744	—
Revisions of previous estimates	171	14,492	(811)	(9,813)	1,880	(19,320)
Production	(1,105)	(6,232)	(1,109)	(5,514)	(911)	(5,020)

End of year	16,074	106,028	16,380	51,236	14,963	43,860

Proved developed reserves
Beginning of year	8,064	51,236	8,348	28,515	7,518	49,300
End of year	8,512	78,038	8,064	51,236	8,348	28,515
Proved undeveloped reserves
Beginning of year	8,316	—	6,615	15,345	2,732	18,900
End of year	7,562	27,990	8,316	—	6,615	15,345

(a)
Undeveloped reserves transferred to developed reserves were 1.1 MMBoe for the year ended December 31, 2013. Capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $32.8 million.

(b)
Positive revisions increased 2013 proved natural gas reserves by a net amount of 61.0 Bcf, of which 9.0 Bcf was due to pricing, 5.5 Bcf due to performance, and the remainder due to extensions and discoveries.

(c)
The Company revised its 2013 year-end proved oil reserves upward by 0.8 MMbbls. In 2013, total extensions and discoveries of 0.5 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot and North Wilmington Units in California. Positive revisions of 0.2 MMbbls were made based on production performance and an additional 0.1 MMbbls was relating to the acquisition of the Leroy Pine Project in California.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2013	2012	2011
	(Amounts in thousands)
Future cash inflows	$1,928,019	$1,836,212	$1,708,079
Future production costs and taxes	(688,056)	(574,959)	(514,968)
Future development costs(1)	(314,091)	(303,062)	(254,982)
Future income tax expenses	(82,576)	(105,078)	(108,977)

Net future cash flows	843,296	853,113	829,152
Discounted at 10% for estimated timing of cash flows	(368,295)	(393,233)	(343,146)

Standardized measure of discounted future net cash flows	$475,001	$459,880	$486,006

(1)
Includes future estimated asset retirement obligations of $64.4 million in 2013, $79.9 million in 2012 and $66.3 million in 2011.

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Sales, net of production costs and taxes	$(91,146)	$(88,725)	$(72,734)
Discoveries and extensions	52,189	108,438	152,973
Purchases of reserves in place	2,823	4,966	—
Changes in prices and production costs	(109)	(17,286)	196,010
Revisions of quantity estimates	22,911	(39,172)	56,710
Development costs incurred	(39,233)	36,539	30,892
Net changes in development costs	(10,502)	(90,392)	(149,662)
Interest factor—accretion of discount	49,491	48,601	28,763
Net change in income taxes	6,328	5,037	(40,070)
Changes in production rates (timing) and other	22,369	5,868	(4,504)

Net (decrease) increase	15,121	(26,126)	198,378
Balance at beginning of year	459,880	486,006	287,628

Balance at end of year	$475,001	$459,880	$486,006

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2013, 2012 and 2011 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

produce such reserves. The prices used at December 31, 2013, 2012 and 2011 were $97.33, $104.27 and $104.75 per Bbl and $3.43, $2.51 and $3.21 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped properties through December 31, 2017 is $249.7 million.

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

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are as follows:

	2013
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$30,819	$30,735	$34,682	$32,608	$128,844
Gross profit	21,023	22,405	25,425	22,901	91,754
Net income	2,829	9,185	14,658	3,713	30,385
Net income applicable to common stockholders	2,826	9,183	14,656	3,710	30,375
Earnings per share
Basic	$0.04	$0.13	$0.20	$0.05	$0.42
Diluted	$0.04	$0.13	$0.20	$0.05	$0.42

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

NOTE L—QUARTERLY INFORMATION (UNAUDITED) (Continued)

	2012
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$28,354	$30,178	$31,361	$31,904	$121,797
Gross profit	19,854	23,001	24,277	21,593	88,725
Net income	3,811	5,259	2,408	4,042	15,520
Net income applicable to common stockholders	3,808	5,257	2,405	4,040	15,510
Earnings per share
Basic	$0.05	$0.07	$0.03	$0.06	$0.22
Diluted	$0.05	$0.07	$0.03	$0.06	$0.22

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year. Gross profit represents total revenues less applicable direct operating expenses.

NOTE M—INTEREST AND OTHER INCOME

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

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2013

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	(9)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(6)	Bylaws of the Registrant, dated June 2, 2004

3.3	(29)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4	(30)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5	(31)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6	(32)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

4.1	(45)	Specimen Stock Certificate for Common Stock (Maryland)

4.4	(2)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.5	(4)	Form of Subscription and Registration Rights Agreement dated February 3, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated January 21, 2004

4.6	(33)	Form of Subscription and Registration Rights Agreement dated July 30, 2004 by and between Warren Resources, Inc. and the Accredited Investors in Warren Resources, Inc.'s private placement dated July 9, 2004

4.7	(13)	Rights Agreement, dated as of August 29, 2008

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(35)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(36)*	2001 Stock Incentive Plan

10.4	(37)*	2001 Key Employee Stock Incentive Plan

10.5	(38)*	Employment Agreement dated January 1, 2004, between the Registrant and Ellis G. Vickers

10.6	(39)*	Form of Indemnification Agreement

10.7	(3)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.8	(40)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.9	(7)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC.

10.10	(41)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company.

Exhibit No.		Description
10.11	(10)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.12	(11)	Form of Asset Purchase Agreement

10.13	(12)	Amended and Restated Credit Agreement dated as of November 19, 2007 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.14	(14)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.15	(15)	First Amendment to Amended and Restated Credit Agreement dated as of May 12, 2009 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Administrative Agent, as a Lender and as Sole Bookrunner and Sole Lead Arranger, and the additional Lenders party thereto

10.16	(16)*	2010 Stock Incentive Plan

10.17	(17)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

10.18	(18)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.19	(42)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein.

10.20	(19)*	Separation and General Release Agreement with Norman F. Swanton dated July 2, 2012

10.21	(20)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.22	(43)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.23	(44)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.24	(21)*	Amendment to 2010 Stock Incentive Plan

10.25	(22)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.26	(23)*	Separation and General Release Agreement with Stephen L. Heiter dated January 24, 2013

10.27	(24)*	Separation and General Release Agreement with Ronald J. Morin dated January 24, 2013

10.28	(25)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.29	(26)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.30	(27)*	Warren Resources, Inc. Severance Plan

Exhibit No.		Description
10.31	(28)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

14	(5)	Code of Ethics for Senior Financial Officers

21.1	(8)	Subsidiaries of the Registrant

23.1	†	Consent of Grant Thornton LLP

23.2	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

†
Filed herewith.

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

(1)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(2)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.

(3)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(4)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 11, 2004.

(5)
Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003.

(6)
Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 30, 2004.

(8)
Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1, Commission File No. 333-118535, filed August 25, 2004.

(9)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 14, 2005.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 22, 2007.

(12)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 20, 2007.

(13)
Incorporated by reference to Exhibit 99.1 to the Company's Form 8-A filed on September 5, 2008, Commission File No. 001-34169.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed May 15, 2009.

(16)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011.

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 6, 2012.

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(21)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012.

(22)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 29, 2013.

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013.

(25)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013.

(26)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013.

(29)
Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(30)
Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(31)
Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(32)
Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(33)
Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(35)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(36)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(37)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(38)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(39)
Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001.

(40)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(41)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002.

(42)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011.

(43)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(44)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012.

(45)
Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.