Form 10-Q
period 2014-03-31
WARREN RESOURCES INC
filed 2014-05-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The aggregate number of Registrant’s outstanding shares on May 7, 2014 was 73,639,109 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,834	$11,620
Accounts receivable — trade	13,460	21,874
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	135	131
Other current assets	4,086	1,859

Total current assets	19,515	35.484

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $17,630 and $18,015 as of March 31, 2014 and December 31, 2013)	332,242	335,354
Property and equipment—at cost, net	18,714	18,772
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,214	1,183
Other assets	3,914	3,969
Derivative financial instruments	88	43

Total other assets	356,172	359,321
	$375,687	$394,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$2,144	$1,936
Accounts payable and accruals	25,512	39,174
Derivative financial instruments	2,755	3,517

Total current liabilities	30,411	44,627

Long-Term Liabilities
Debentures, less current portion	1,472	1,472
Other long-term liabilities, less current portion	28,389	28,113
Line of credit	80,500	94,500

	110,361	124,085
Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2014 and 2013 (aggregate liquidation preference $128 in 2014 and 2013)	128	128
Common stock — $.0001 par value; authorized, 100,000,000 shares; issued 73,550,539 shares in 2014 and 72,887,650 shares in 2013	7	7
Additional paid-in-capital	471,041	470,441
Accumulated deficit	(236,462)	(244,673)
Accumulated other comprehensive income, net of applicable income taxes of $132 in 2014 and $124 in 2013	201	190

Total stockholders’ equity	234,915	226,093
	$375,687	$394,805

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share and per share data)
	2014	2013
Operating revenues
Oil and gas sales	$32,879	$30,819
Transportation revenue	1,323	—

Total revenues	34,202	30,819

Operating expenses
Lease operating expense and taxes	9,502	9,796
Depreciation, depletion and amortization	10,354	11,570
Transportation expenses	565	—
General and administrative	3,966	4,317

Total operating expenses	24,387	25,683

Income from operations	9,815	5,136

Other income (expense)
Interest and other income	134	15
Interest expense	(754)	(750)
Loss on derivative financial instruments	(993)	(1,565)

Total other expense	(1,613)	(2,300)

Income before taxes	8,202	2,836

Deferred income tax expense (benefit)	(8)	7

Net income	8,210	2,829

Less dividends on preferred shares	3	3

Net income applicable to common stockholders	$8,207	$2,826

Earnings per share – Basic	$0.11	$0.04
Earnings per share – Diluted	0.11	0.04

Weighted average common shares outstanding – Basic	73,104,129	71,991,863
Weighted average common shares outstanding – Diluted	73,215,840	72,685,439

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, (Unaudited)
	(in thousands)
	2014	2013

Net income	$8,210	$2,829
Other comprehensive income
Holding gain (loss) on available for sale investments	11	(11)

Comprehensive income	$8,221	$2,818

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	(in thousands)
	2014	2013

Cash flows from operating activities:
Net income	$8,210	$2,829
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(16)	(15)
Amortization of deferred offering costs	56	52
Depreciation, depletion and amortization	10,354	11,570
Change in fair value of derivative financial instruments	(807)	1,466
Stock option expense	532	315
Deferred tax expense (benefit)	(8)	7
Change in assets and liabilities:
Decrease (increase) in accounts receivable—trade	8,413	(1,537)
Increase in other assets	(2,228)	(57)
Increase (decrease) in accounts payable and accruals	(8,817)	2,142
Decrease in other long-term liabilities	(198)	(751)

Net cash provided by operating activities	15,491	16,021

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(10,902)	(2,824)
Purchase of property and equipment	(446)	(1,118)

Net cash used in investing activities	(11,348)	(3,942)

Cash flows from financing activities:
Payments on debt and debentures	(14,000)	(10,000)
Proceeds from the exercise of stock options	71	191

Net cash used in financing activities	(13,929)	(9,809)

Net (decrease) increase in cash and cash equivalents	(9,786)	2,270

Cash and cash equivalents at beginning of period	11,620	8,475

Cash and cash equivalents at end of period	$1,834	$10,745

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$711	$668
Noncash investing and financing activities
Accrued preferred stock dividend	3	3

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2014 and December 31, 2013 and the consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2013. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2013 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.5 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected volatility	52.9%	71.0%
Risk-free interest rate	1.0%	0.5%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2013	1,490,574	$2.65
Granted	485,250	4.36
Exercised	(401,337)	2.10
Forfeited or expired	(89,166)	2.79
Outstanding at March 31, 2014	1,485,321	$3.35	3.57	$2,152
Exercisable at March 31, 2014	464,749	$2.79	1.75	$933

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 were approximately $912,000 and $317,000 respectively.

As of March 31, 2014 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.6 million, which we expect to recognize over a weighted average period of 2 years.

Restricted Shares

Restricted share activity for the three months ended March 31, 2014 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2013	1,898,133	$1.97
Granted	213,584	4.61
Vested	(408,241)	2.78
Forfeited	(20,821)	2.91
Outstanding at March 31, 2014	1,682,655	$2.10

Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2014 and March 31, 2013 of 38,072 and 38,072, respectively, relating to convertible bonds and preferred stock were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 2,635,977 and 2,233,329 relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because they are anti-dilutive. At March 31, 2014 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in thousands, except for per share data)
Net earnings applicable to common shareholders	$8,207	$2,826

Weighted average shares outstanding - basic	73,104,129	71,991,863
Effect of dilutive securities — restricted stock	—	63,285
Effect of dilutive securities — stock options	111,711	630,291
		—
Weighted average shares outstanding - diluted	73,215,840	72,685,439

Basic net earnings per share	$0.11	$0.04
Diluted net earnings per share	$0.11	$0.04

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities, excluding derivative financial instruments (see Note I), consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2014	2013
	(in thousands)

Line of Credit	$80,500	$94,500
Convertible debentures	1,636	1,636
Asset retirement obligations	27,269	26,785
Litigation allowance	3,100	3,100
	112,505	126,021
Less current portion	2,144	1,936
Long-term portion	$110,361	$124,085

On December 15, 2011, the Company entered into a five-year $300 million Second Amended and Restated Credit Agreement with Bank of Montreal. The Credit Facility provides for a revolving credit facility up to the lesser of: (i) $300 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on December 15, 2016, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the two wholly-owned subsidiaries of the Company. In December 2013, the borrowing base was increased to $165 million. The maximum amount available is subject to semi-annual redeterminations of the borrowing base in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $157,000 was accrued as of March 31, 2014. As of March 31, 2014 the Company has $80.5 million outstanding on its borrowing base.

The Company is subject to certain covenants under the terms of the Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base in current assets) to current liabilities of 1.0 to 1.0 and (2) a minimum annualized consolidated EBITDAX (as defined by the Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with all covenants as of March 31, 2014.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of March 31, 2014, was 2.41%.

The convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible bonds may tender to the Company up to 10% of the aggregate bonds issued and outstanding. During the three months ended March 31, 2014, there were no bond redemptions.

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

March 31,
2014
(in thousands)
Balance at beginning of period	$26,785
Liabilities incurred in current period	71
Liabilities settled in current period	(199)
Accretion expense	612
Balance at end of period	$27,269

NOTE G—CONTINGENCIES

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability that the Company may face as a result of a lawsuit originally filed in 1998 by Gotham Insurance Company in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. Both parties filed Motions for Summary Judgment in mid-2009, and on November 19, 2009, the trial court heard oral arguments on both Motions for Summary Judgment. On January 22, the trial court awarded Gotham $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. The San Antonio Court of Appeals assigned and transferred this appeal to the El Paso Court of Appeals. On March 14, 2011, Warren filed its appellate brief with the El Paso Court of Appeals. The El Paso Court of Appeals held oral arguments of the case on January 12, 2012. On April 18, 2012, the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham Insurance. In response to the April 18, 2012 ruling, on June 4, 2012, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On September 26, 2012, Warren filed a reply brief in opposition to Gotham’s petition. The Court asked for further briefing and on December 18, 2012 Gotham filed a brief on the merits of their appeal. On February 6, 2013, Warren filed its brief in response to Gotham’s brief. On April 19, 2013, the Supreme Court granted Gotham’s petition for a review of the Court of Appeals ruling. The Court held oral arguments on the merits of the appeal on October 8, 2013 and, on March 21, 2014, ordered that the case be remanded to the Court of Appeals for reconsideration on the merits of Gotham’s potential contractual claims for reimbursement. We do not anticipate a decision or order in relation to the remanded case until late 2014. In the event the Texas Court of Appeals finds in Gotham’s favor, Warren could be responsible for the final judgment in the amount of approximately $2,967,000, plus post-judgment interest, and potentially court costs and attorney’s fees.

We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material effect on the Company’s financial condition or results of operations. See “Item 1. Business — Regulation and Environmental Matters” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

	March 31, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)

Financial assets
Collateral security account	$3,166	$3,166	$3,166	$3,166

Financial liabilities
Fixed rate debentures	$2,022	$1,636	$2,035	$1,636
Line of credit	80,500	80,500	94,500	94,500

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

March 31, 2014

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,349	$—	$—	$1,349
Commodity derivatives	$—	$88	$—	$88

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivatives	$—	$2,755	$—	$2,755

December 31, 2013

Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,314	$—	$—	$1,314
Commodity derivatives	$—	$43	$—	$43

Liabilities	Level 1	Level 2	Level 3	Total
	(in thousands)

Commodity derivatives	$—	$3,517	$—	$3,517

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

The following table summarizes the open financial derivative positions, as of March 31, 2014, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or Brent (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	04/01/14 - 12/31/14	800 Bbl/d	$102.12
BRENT Oil	Swap	04/01/14 - 09/30/14	700 Bbl/d	$104.30
NYMEX Gas	Swap	04/01/14 - 12/31/14	7,000 MMBtu/d	$3.79
NYMEX Gas	Swap	04/01/14 - 12/31/14	2,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/14 - 12/31/14	3,000 MMBtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/14 - 12/31/14	6,000 MMBtu/d	$0.20	*

*This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as Hedging Instrument under	For the Three Months Ended March 31,
authoritative guidance	2014	2013
(in thousands)
Realized cash settlements on hedges	$(1,800)	$(167)

Unrealized non-cash gain (loss) on hedges	807	(1,398)

Total	$(993)	$(1,565)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

March 31, 2014

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value

Commodity—Natural Gas	Non-current	88

Total derivatives not designated as hedging instruments		$88

March 31, 2014

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$(1,195)
Commodity—Natural Gas	current	(1,560)

Total derivatives not designated as hedging instruments		$(2,755)

December 31, 2013

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	43

Total derivatives not designated as hedging instruments		$43

December 31, 2013

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$(2,709)
Commodity—Natural Gas	current	(808)

Total derivatives not designated as hedging instruments		$(3,517)

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

As of March 31, 2014, the counterparties to the Company’s commodity derivative contracts consisted of two financial institutions which are also lenders under the Company’s Senior Credit Agreement and share in the collateral supporting the Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2013 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California and on the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2014, we owned oil and natural gas leasehold interests in approximately 113,200 gross, 87,700 net acres, approximately 80% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $9.8 million to $1.8 million during the three months ended March 31, 2014.  This resulted from cash provided from operating activities of $15.5 million being offset by cash used in investing activities of $11.4 million and cash used in financing activities of $13.9 million.

Cash provided by operating activities was primarily generated by oil operations. Cash used in investing activities was primarily spent on the development of oil and gas properties and the purchase of property and equipment.  Cash used in financing activities primarily represents the payments on our line of credit during the period.

Capital expenditures for the three months ended March 31, 2014 were $6 million and consisted of $5 million for drilling and development in our California properties and $1 million for development in our Wyoming properties.

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

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. As of March 31, 2014, the Company had borrowed $80.5 million under the Credit Facility and was in compliance with all covenants. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lending banks. During the three months ended March 31, 2014, the Company incurred $650 thousand of interest expense under the Credit Facility of which approximately $157 thousand was accrued for as of March 31, 2014. The weighted average interest rate as of March 31, 2014 was 2.41%.

During the first three months of 2014, the Company had net income of $8.2 million (which included $1.0 million of losses on derivative financial instruments). This compares to the first three months of 2013 when the Company had net income of $2.8 million (which included $1.6 million of losses on derivative financial instruments). At March 31, 2014, current assets were $10.9 million less than current liabilities. As of March 31, 2014, the Company has a borrowing base of $165 million and $80.5 million outstanding under the Credit Facility.

At March 31, 2014, we had approximately 1.5 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, none had exercise prices above the closing market price of $4.80 of our common stock on March 31, 2014.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.3 million at March 31, 2014.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

	Payments due by period *
Contractual Obligations As of March 31, 2014	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Line of credit	$80,500	$—	$80,500	$—	$—
Bonds	1,636	164	280	226	966
Derivatives	2,755	2,755	—	—	—
Leases	6,228	771	1,536	1,597	2,324
Total	$91,119	$3,690	$82,316	$1,823	$3,290

*            Does not include estimated interest of $2.6 million less than one year, $4.4 million 1-3 years, $0.4 million 3-5 years and $0.5 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Oil and gas sales. Revenue from oil and gas sales increased $2.1 million in the first quarter of 2014 to $32.9 million, a 7% increase compared to the same quarter in 2013.  This increase primarily resulted from an increase in gas production and gas pricing.  Net gas production for the three months ended March 31, 2014 and 2013 was 1.6 Bcf and 1.5 Bcf, respectively.  Net oil production for the three months ended March 31, 2014 and 2013 was 276 Mbbls and 256 Mbbls, respectively. The average realized price per Mcf of gas for the three months ended March 31, 2014 and 2013 was $4.18 and $3.21, respectively.  Additionally, the average realized price per barrel of oil for the three months ended March 31, 2014 and 2013 was $95 and $101, respectively.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas, which allows us to recognize revenue for the transportation fee we charge. Transportation and gathering revenue totaled $1.3 million for the three months ended March 31, 2014.

Lease operating expense. Lease operating expense decreased 3% to $9.5 million ($17.50 per Boe) for the first quarter of 2014 compared to $9.8 million ($19.10 per Boe) in the comparable period of 2013. This decrease resulted from lower plugging expense and lower workover activity in our Wilmington field assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.2 million for the first quarter of 2014 to $10.4 million, an 11% decrease compared to the corresponding quarter last year.  This decrease reflects an increase in estimated proved reserves at 2013 year end, which resulted in the calculation of a lower overall depletion rate for 2014 compared to 2013. The 2014 depletion rate decreased to $19.07 per Boe compared to $22.56 per Boe in 2013.

Transportation Expense.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas which allows us to recognize revenue and the associated expense of operating our pipeline. Pipeline operating expenses totaled $0.6 million for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses decreased $0.4 million in the first quarter of 2014 to $4.0 million, an 8% decrease compared to the same quarter last year. This decrease reflects lower salary and overhead expense resulting from the departure of several higher paid individuals during 2013.

Interest expense. Interest expense remained flat at $0.8 million in the first quarter of 2014 compared to the same quarter last year.

Interest and other income. Interest and other income increased $0.1 million in the first quarter of 2014.

Gain (loss) on derivative financial instruments.  Derivative losses of $1.0 million were recorded during the first quarter of 2014. This amount reflects $1.8 million of realized losses and $0.8 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and future contract positions.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2013 Form 10-K includes a discussion of our critical accounting policies.

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

The following table summarizes our open financial derivative positions as of May 7, 2014, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or BRENT (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	04/01/14 - 12/31/14	800 Bbl/d	$102.12
BRENT Oil	Swap	04/01/14 - 09/30/14	700 Bbl/d	$104.30
NYMEX Gas	Swap	04/01/14 - 12/31/14	7,000 MMBtu/d	$3.79
NYMEX Gas	Swap	04/01/14 - 12/31/14	2,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/14 - 12/31/14	3,000 MMBtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/14 - 12/31/14	6,000 MMBtu/d	$0.20	*

*This represents a differential spread between NYMEX and CIG pricing.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation,  environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our Registration Statement on Form S-3, which became effective on April 4, 2013, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit Number	Description

3.1(1)	Articles of Incorporation of Registrant, filed May 20, 2004 (Maryland)

3.2(2)	Bylaws of the Registrant, dated June 2, 2004

3.3(3)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4(4)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.5(5)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.6(6)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

10.1*	Form of Incentive Stock Option Award Agreement

10.2*	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.3*	Form of Chief Executive Officer Restricted Stock Unit Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File.

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

(1)              Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(2)              Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(3)              Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(4)              Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(5)              Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

(6)              Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: May 7, 2014
	By:	/s/ Stewart P. Skelly
Stewart P. Skelly
Vice President, Chief Financial Officer
and Chief Accounting Officer