Form 10-Q
period 2014-09-30
WARREN RESOURCES INC
filed 2014-11-04
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The aggregate number of Registrant’s outstanding shares on November 4, 2014 was 80,748,209 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,777	$11,620
Accounts receivable — trade	23,354	21,874
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	139	131
Derivative financial instruments	813	—
Other current assets	1,194	1,859

Total current assets	27,277	35,484

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $201,313 and $18,015 as of September 30, 2014 and December 31, 2013)	737,440	335,354
Property and equipment—at cost, net	18,929	18,772
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,247	1,183
Other assets	16,770	3,969
Derivative financial instruments	17	43

Total other assets	774,403	359,321
	$801,680	$394,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$1,434	$1,936
Accounts payable and accruals	56,529	39,174
Derivative financial instruments	—	3,517

Total current liabilities	57,963	44,627

Long-Term Liabilities
Revolving Loan Credit Facility	120,748	94,500
Other long-term liabilities, less current portion	34,252	28,113
Senior notes and Debentures, less current portion	297,395	1,472

Total long-term liabilities	452,395	124,085

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2014 and 2013 (aggregate liquidation preference $128 in 2014 and 2013)	128	128
Common stock — $.0001 par value; authorized, 200,000,000 shares; issued 80,748,209 shares in 2014 and 72,887,650 shares in 2013	8	7
Additional paid-in-capital	512,965	470,441
Accumulated deficit	(221,982)	(244,673)
Accumulated other comprehensive income, net of applicable income taxes of $134 in 2014 and $124 in 2013	203	190

Total stockholders’ equity	291,322	226,093
	$801,680	$394,805

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2014	2013	2014	2013
Operating revenues
Oil and gas sales	$39,175	$34,682	$105,627	$96,237
Transportation revenue	1,338	—	4,082	—

Total revenues	40,513	34,682	109,709	96,237

Operating expenses
Lease operating expense and taxes	13,337	9,257	32,046	27,384
Depreciation, depletion and amortization	15,844	10,987	36,733	34,368
Transportation expense	558	—	1,674	—
Acquisition expense	4,080	—	4,080	—
General and administrative	2,898	3,124	10,731	11,371

Total operating expenses	36,717	23,368	85,264	73,123

Income from operations	3,796	11,314	24,445	23,114

Other income (expense)
Interest and other income	17	5,315	2,379	5,346
Interest expense	(3,783)	(760)	(5,182)	(2,234)
Gain (loss) on derivative financial instruments	3,699	(1,205)	1,038	491

Total other (expense) income	(67)	3,350	(1,765)	3,603

Income before taxes	3,729	14,664	22,680	26,717

Deferred income tax expense (benefit)	4	6	(10)	45

Net income	3,725	14,658	22,690	26,672

Less dividends and accretion on preferred shares	2	2	8	8

Net income applicable to common stockholders	$3,723	$14,656	$22,682	$26,664

Earnings per share — Basic	$0.05	$0.20	$0.30	$0.37
Earnings per share — Diluted	0.05	0.20	0.30	0.37

Weighted average common shares outstanding — Basic	78,549,255	72,424,626	75,121,693	72,235,047
Weighted average common shares outstanding — Diluted	78,874,219	72,618,733	75,314,166	72,425,850

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2014	2013	2014	2013
Net income	$3,725	$14,658	$22,690	$26,672
Other comprehensive income
Gain (loss) on investments held for sale	(7)	(8)	14	(68)

Comprehensive income	$3,718	$14,650	$22,704	$26,604

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2014	2013

Cash flows from operating activities:
Net income	$22,690	$26,672
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(48)	(45)
Accretion of discount on high yield	72	—
Amortization of deferred offering costs	946	160
Depreciation, depletion and amortization	36,733	34,368
Change in fair value of derivative financial instruments	(4,305)	(905)
Stock option expense	1,727	1,492
Deferred tax (benefit) expense	(10)	45
Change in assets and liabilities:
Increase in accounts receivable—trade	(1,481)	(3,989)
Increase (decrease) in other assets	656	(723)
Increase in accounts payable and accruals	5,466	2,680
Decrease in other long-term liabilities	(4,088)	(1,648)

Net cash provided by operating activities	58,358	58,107

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(374,376)	(50,053)
Purchase of property and equipment	(1,592)	(2,019)

Net cash used in investing activities	(375,968)	(52,072)

Cash flows from financing activities:
Proceeds from line of credit and high yield offering	371,599	5,000
Payments on debt and debentures	(63,238)	(10,017)
Payments from the exercise of stock options	(594)	597

Net cash provided by (used in) financing activities	307,767	(4,420)

Net increase (decrease) in cash and cash equivalents	(9,843)	1,615

Cash and cash equivalents at beginning of period	11,620	8,475

Cash and cash equivalents at end of period	$1,777	$10,090

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$4,241	$2,122
Noncash investing and financing activities
Accrued preferred stock dividend	8	8

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in California, Wyoming and Pennsylvania.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2014 and December 31, 2013, the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 and consolidated cash flows for the nine months ended September 30, 2014 and 2013. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2013. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2013 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.7 and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and approximately $1.7 and $1.5 million for the nine months ending September 30, 2014 and September 30, 2013, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2014	2013
Dividend yield	0%	0%
Expected volatility	52.8%	70.9%
Risk-free interest rate	1.1%	0.5%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at June 30, 2014	1,711,182	$3.63
Granted	566,860	6.17
Exercised	(187,716)	2.51
Forfeited or expired	(15,000)	4.61
Outstanding at September 30, 2014	2,075,326	$4.42	4.01	$2,337
Exercisable at September 30, 2014	345,856	$3.05	2.22	$779

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 were approximately $1.8 million and $1.6 million respectively.

As of September 30, 2014 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.1 million, which we expect to recognize over a weighted average period of 1.6 years.

Restricted Shares

Restricted share activity for the nine months ended September 30, 2014 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2013	1,898,133	$1.97
Granted	225,296	4.62
Vested	(897,639)	2.37
Forfeited	(25,399)	2.89
Outstanding at September 30, 2014	1,200,391	$2.15

Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was $2.4 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2014 and 2013 of 38,072 and 38,072, respectively, relating to convertible bonds and preferred stock were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 2,322,263 and 2,910,907 relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2014 and 2013, respectively, because they are anti-dilutive. At September 30, 2014 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings per share are computed based on the following information:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in thousands, except for per share data)		(in thousands, except for per share data)

Net earnings applicable to common shareholders	$3,723	$14,656	$22,682	$26,664

Weighted average shares outstanding — basic	78,549,255	72,424,626	75,121,693	72,235,047
Effect of dilutive securities — restricted stock	12,524	—	—	—
Effect of dilutive securities — stock options	312,440	194,107	192,473	190,803

Weighted average shares outstanding - diluted	78,874,219	72,618,733	75,314,166	72,425,850

Basic net earnings per share	$0.05	$0.20	$0.30	$0.37
Diluted net earnings per share	$0.05	$0.20	$0.30	$0.37

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2014	2013
	(in thousands)

Line of Credit	$120,748	$94,500
Convertible Debentures	1,636	1,636
Senior Notes	300,000	—
Discount on Senior Notes	(4,078)	—
Contingent Earn-Out	6,340	—
Litigation Allowance	—	3,100
Asset retirement obligations	29,183	26,785
	453,829	126,021
Less current portion	1,434	1,936
Long-term portion	$452,395	$124,085

On August 11, 2014, the Company entered into a five-year $750,000,000 Third Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent, and the other lenders party thereto (the “Amended Credit Facility”), which provides for an initial borrowing base of $225 million. The Credit Facility matures on August 11, 2019, is secured by substantially all of Warren’s oil and gas assets, and is guaranteed by the significant wholly-owned subsidiaries of the Company.

The borrowing base is subject to semi-annual redeterminations in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  Credit line interest of approximately $165,000 was accrued as of September 30, 2014. As of September 30, 2014 the Company has $120.7 million outstanding on its borrowings under the Amended Credit Facility.

The Company is subject to certain covenants under the terms of the Amended Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of current assets (including unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) of 1.0 to 1.0 and (2) a minimum consolidated EBITDAX (as defined by the Amended Credit Facility) to net interest expense of 2.5 to 1.0. The Company is in compliance with all covenants as of September 30, 2014.

Depending on the amount outstanding and the level of borrowing base usage, the annual interest rate on each base rate loan under the Amended Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the applicable LIBOR period plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, or any other obligation other than a LIBOR Loan, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the higher of: (i) the Agent’s prime rate of interest announced from time to time, or (ii) the Federal Funds rate most recently determined by the Agent plus one-half percent, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%. The weighted average interest rate as of September 30, 2014, was 2.41%.

Convertible Debentures

The convertible debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding. During the three months ended September 30, 2014, there were no debenture redemptions.

9% Senior Notes due 2022

On August 11, 2014, the Company issued $300.0 million of 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the “Senior Notes”).  Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1, commencing February 1, 2015.

We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017.  We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017.  If we sell certain of our assets or experience certain kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders.  The Senior Notes will be fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and will be fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions.

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

September 30, 2014
(in thousands)
Balance at beginning of period	$26,785
Liabilities incurred in current period	1,558
Liabilities settled in current period	(988)
Accretion expense	1,828
Balance at end of period	$29,183

NOTE G—CONTINGENCIES

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability resulting from a lawsuit originally filed in 1998 by Gotham Insurance Company (‘‘Gotham’’) in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. On January 22, 2010 the trial court awarded Gotham $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. On April 18, 2012, the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham. In response, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On April 19, 2013, the Supreme Court granted Gotham’s petition for a review of the Court of Appeals ruling. On March 21, 2014, the Court ordered that the case be remanded to the Court of Appeals for reconsideration on the merits of Gotham’s potential contractual claims for reimbursement. On August 29, 2014, the El Paso Court of Appeals referred the case for mediation in advance of trial. On October 21, 2014, the parties concluded a final settlement agreement settling all claims arising out of the original lawsuit filed in 1998 and filed a joint motion to render judgment effectuating the settlement agreement with the El Paso Court of Appeals on October 22, 2014. Pursuant to the terms of the settlement agreement, Warren paid Gotham a total of $2 million on October 24, 2014 in full and final settlement of all such claims. We expect that the El Paso Court of Appeals will render final judgment effectuating the settlement agreement in early November 2014 and that the supersedeas bond will be released by the end of November 2014.

We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material effect on the Company’s financial condition or results of operations. See “Item 1. Business — Regulation and Environmental Matters” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and” Item 1A. Risk Factors” in our subsequent Quarterly Reports on Form 10-Q.

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

9.000% Senior Notes. The fair value is based upon quoted market prices for those or similar investments and are reported on the Consolidated Balance Sheets at face value, net of discount.

Contingent Earn-Out. The fair value is based on the present value of the amount discounted back at the cost of capital.

	September 30, 2014		December 31, 2013
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$3,165	$3,165	$3,166	$3,166
Financial liabilities
Fixed rate debentures	$2,970	$1,636	$2,035	$1,636
Line of credit	120,748	120,748	94,500	94,500
Senior Notes	292,500	295,922	—	—
Contingent Earn-Out	6,340	6,340	—	—

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

September 30, 2014

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,386	$—	$—	$1,386
Commodity derivatives	—	830	—	830

December 31, 2013

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,314	$—	$—	$1,314
Commodity derivatives	—	43	—	43

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$3,517	$—	$3,517

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

The following table summarizes the open financial derivative positions, as of September 30, 2014, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or both BRENT and NYMEX (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	10/01/14 - 12/31/14	800 Bbl/d	$102.12
NYMEX Oil	Swap	10/01/14 - 12/31/14	300 Bbl/d	$101.67
NYMEX Gas	Swap	10/01/14 - 12/31/14	7,000 MMBtu/d	$3.79
NYMEX Gas	Swap	10/01/14 - 12/31/14	2,000 MMBtu/d	$4.18
NYMEX Gas	Swap	10/01/14 - 12/31/14	3,000 MMBtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	10/01/14 - 12/31/14	6,000 MMBtu/d	$0.20	*

*This represents a differential spread between NYMEX and CIG pricing.

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Nine Months
Hedging Instrument under	Ended September 30,		Ended September 30,
authoritative guidance	2014	2013	2014	2013
(in thousands)
Realized cash settlements on hedges	$11	$(181)	$(3,267)	$(857)
Unrealized gain (loss) on hedges	3,688	(1,024)	4,305	1,348

Total	$3,699	$(1,205)	$1,038	$491

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

September 30, 2014

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	$17
Commodity—Natural Gas	Current	17
Commodity—Oil	Current	796

Total derivatives not designated as hedging instruments		$830

December 31, 2013

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	$43

Total derivatives not designated as hedging instruments		$43

December 31, 2013

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	current	$(2,709)
Commodity—Natural Gas	current	(808)

Total derivatives not designated as hedging instruments		$(3,517)

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

As of September 30, 2014, the counterparties to the Company’s commodity derivative contracts consisted of two financial institutions which are also lenders under the Company’s Senior Credit Agreement and share in the collateral supporting the Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

NOTE L — ACQUISITIONS

Marcellus Assets

On August 11, 2014, we acquired essentially all of the Marcellus Assets (the ‘‘Marcellus Assets’’) of Citrus Energy Corporation (‘‘Citrus’’) and two other working interest owners in exchange for approximately 6.7 million shares of our common stock valued at $41.4 million and cash consideration of $312.5 million, subject to certain post-closing adjustments and certain closing conditions (the ‘‘Citrus Acquisition’’). The Citrus Acquisition will provide us a new area of operations in the Marcellus Shale in Pennsylvania. The Acquisition of Marcellus Assets was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price of the Marcellus Asset (in thousands):

2014
Cash Consideration	$312,500
Fair Value of Warren Equity Common Shares	41,400
Closing Adjustments	(7,828)
Fair Value of Earn-Out Provision	6,340
Fair Value of Farm-Out Provision	3,410
Total purchase price	$355,822

In connection with the Citrus Acquisition, a contingent consideration payment was included as part of the purchase and sale agreement with a maximum payout of $8.5 million, based upon proved reserves and price differential factors. The fair value of this consideration is based on a 90% probability of achieving the full payout amount discounted to present value.

The Company plans to complete its assessment of the fair values of the assets acquired and liabilities assumed by December 31, 2014. The following table presents the initial purchase price allocation of the Marcellus Asset as of September 30, 2014, based on the fair values of assets acquired and liabilities assumed (in thousands):

2014
Proved oil and gas properties	$171,070
Unproved oil and gas properties	184,752
Total purchase price	$355,822

Pro Forma Impact of Acquisitions (Unaudited)

      The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2014 and 2013 as though the Acquisition of the Marcellus Assets had occurred prior to those dates.  The pro forma combined results of operations for the three and nine months ended September 30, 2014 and 2013 have been prepared by adjusting the historical results of the Company to include the historical results of the Marcellus Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Marcellus

Acquisition.  Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

      The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Marcellus Acquisition that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company’s pro forma information, as more fully described in Item 9.01. Financial Statements and Exhibits—Exhibit 99.5, “Unaudited Pro Forma Condensed Combined Financial Information” to the Company’s Form 8-K filed on August 12, 2014.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013

Revenues	$50,424	$46,263	$171,504	$134,409
Income from Operations	11,625	15,951	58,241	40,452

Net income	$9,744	$17,486	$51,057	$38,581
Diluted net income per share	$0.12	$0.22	$0.67	$0.49

NOTE M —CAPITALIZED INTEREST

The company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company’s interest rate on specific borrowing costs, adjusted to include of amortization of bond discount and issuance costs, related to the Senior Notes used to purchase the Marcellus asset, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.  Interest of $1.7 million was capitalized during the three months ended September 30, 2014, relating to the Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2013 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California, the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region and the development of the Marcellus Shale in Pennsylvania. As of September 30, 2014, we owned oil and natural gas leasehold interests in approximately 128,500 gross, 96,800 net acres, approximately 74% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains and Marcellus.

Liquidity and Capital Resources

Our cash and cash equivalents decreased approximately $9.8 million to $1.8 million during the nine months ended September 30, 2014.  This resulted from cash provided from operating activities of $58.4 million and cash provided by financing activities of $307.8 million being offset by cash used in investing activities of $376.0 million.

Cash provided by operating activities was primarily generated by oil operations. Cash used in investing activities was primarily spent on our acquisition of the Marcellus Assets and capital expenditures for the development of oil and gas properties and the purchase of property and equipment.  Cash provided by financing activities primarily represents the funds received from the issuance of our 9.000% Senior Notes due 2022.

Capital expenditures for the nine months ended September 30, 2014 were approximately $434 million and consisted of $359 million in both acquisition and development costs in the Marcellus Assets, $54 million for drilling and development in our California properties and $21 million for drilling and development in our Wyoming properties.

In August 2014, in connection with the acquisition of the Marcellus Assets, we entered into a five year Third Amended and Restated Credit Agreement described in Note E to our Consolidated Financial Statements (the “Amended Credit Facility”).  The Amended Credit Facility provides for a maximum credit amount of $750 million and an initial borrowing base of $225 million.  Other than the maximum credit amount and the initial borrowing base, the terms of our Amended Credit Facility are substantially similar to the terms of our prior credit facility.

During the nine months ended September 30, 2014, the Company incurred $2.0 million of interest expense under the Amended Credit Facility of which approximately $165,000 was accrued as of September 30, 2014. The weighted average interest rate as of September 30, 2014 was 2.41% and the total amount outstanding under the Amended Credit Facility as that date was $120.7 million.

During the first nine months of 2014, the Company reported net income of $22.7 million (which included $1.0 million of gains on derivative financial instruments). This compares to the first nine months of 2013 when the Company had net income of $26.7 million (which included $0.5 million of gains on derivative financial instruments). At September 30, 2014, current assets were $30.7 million less than current liabilities.

At September 30, 2014, we had approximately 2.1 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, none had exercise prices above the closing market price of $5.30 of our common stock on September 30, 2014.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.38 million at September 30, 2014.  The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

Additional contracts were assumed by the company as a result of the Marcellus Acquisition, including a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (26 months remain on the contract), for gathering services provided in the Marcellus. The same gathering contract also includes a Lateral Commodity Fee of $0.055 per Mcf up to 150 Bcf of gas gathered, which is not included in the table below. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (87 months remain on the contract). If the Company exceeds the 120,000 dekatherms per day the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

	Payments due by period *
Contractual Obligations As of September 30, 2014	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Line of credit	$120,748	$—	$—	$120,748	$—
Bonds	1,636	164	280	226	966
Marcellus Lateral Demand Fee	2,392	1,012	1,380	—	—
Senior Notes	300,000	—	—	—	300,000
Marcellus Transportation Fee	107,388	14,892	29,784	29,784	32,928
Leases	6,220	936	1,720	1,651	1,913
Total	$538,384	$17,004	$33,164	$152,409	$335,807

*      Does not include estimated interest of $30.6 million less than one year, $61.2 million 1-3 years, $61.2 million 3-5 years and $77.1 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Oil and gas sales. Revenue from oil and gas sales increased $4.5 million in the third quarter of 2014 to $39.2 million, a 13% increase compared to the same quarter in 2013.  This increase primarily reflects 3.9 Bcf of incremental production from our recently acquired Marcellus Asset, which realized an average price of $2.57 for the quarter. This increase was partially offset by a decrease in oil prices during the period. Net oil production for the three months ended September 30, 2014 and 2013 was 268 Mbbls and 294 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended September 30, 2014 and 2013 was $89.77 and $99.96, respectively.  Net gas production in the Atlantic Rim was 1.6 Bcf in the quarter compared with 1.5 Bcf in the prior year with an average realized price of $3.10 per Mcf compared to $3.41per Mcf in the prior year.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas, which allows us to recognize revenue for the transportation fee we charge. Transportation and gathering revenue totaled $1.3 million for the three months ended September 30, 2014.

Lease operating expense. Lease operating expense increased 44% to $13.3 million ($11.20 per Boe) for the third quarter of 2014 compared to $9.3 million ($16.76 per Boe) in the comparable period of 2013. Lease operating expense included $2.6 million of expense relating to the Marcellus Assets. The remaining increase resulted from increased workover expense in our California oil fields and infrastructure repair work in the NWU.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $4.9 million for the third quarter of 2014 to $15.8 million, a 44% increase compared to the corresponding quarter last year.  This increase results from an increase to our full cost pool as a result of the acquisition of the Marcellus Assets during the quarter. The 2014 depletion rate decreased to $13.30 per Boe compared to $19.89 per Boe in 2013. This decrease is attributable to increasing estimated proved reserves relative to our depreciable asset base (the full cost pool), as a result of our efforts on acquisition and development.

Transportation Expense.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas which allows us to recognize revenue and the associated expense of operating our pipeline. Pipeline operating expenses totaled $0.6 million for the three months ended September 30, 2014.

Acquisition expenses. Acquisition expenses totaled $4.1 million for the three months ended September 30, 2014 relating to the purchase of the Marcellus Assets during the third quarter of 2014.

Interest expense. Interest expense increased $3.0 million to $3.8 million in the third quarter of 2014 compared to the same quarter last year.  This increase was due to the issuance of $300 million of 9% Senior Notes in August 2014 to partially fund the Marcellus Asset acquisition. In addition, interest of $1.7 million was capitalized during this period, which relates to the development of the Marcellus Asset.

Interest and other income. Interest and other income decreased $5.3 million in the quarter. This resulted from a retroactive adjustment being recorded in the third quarter of 2013 relating to certain post-production costs being charged to royalty owners in the Wilmington Townlot Unit field.

Gain (loss) on derivative financial instruments.  Derivative gains of $3.7 million were recorded during the third quarter of 2014. This amount reflects $3.7 million of unrealized gains and approximately $11 thousand of realized gains resulting from mark to market accounting of our oil and gas swaps and future contract positions.

RESULTS OF OPERATIONS:

Nine months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Oil and gas sales. Revenue from oil and gas sales increased $9.4 million in the first nine months of 2014 to $105.6 million, a 10% increase compared to the same period in 2013.  This increase primarily reflected 3.9 Bcf of incremental production from our recently acquired Marcellus Asset, with an average realized price per Mcf of $2.57 for the quarter. Net oil production for the nine months ended September 30, 2014 and 2013 was 825 Mbbls and 812 Mbbls, respectively. Additionally, the average realized price per barrel of oil for the nine months ended September 30, 2014 and 2013 was $94.15 and $98.87, respectively. Net gas production outside of the Marcellus for the nine months ended September 30, 2014 and 2013 was 4.9 Bcf and 4.7 Bcf, respectively. The average realized price per Mcf of gas outside of the Marcellus for the nine months ended September 30, 2014 and 2013 was $3.10 and $3.40, respectively.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the WIC pipeline system.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas, which allows us to recognize revenue for the transportation fee we charge. Transportation and gathering revenue totaled $4.1 million for the nine months ended September 30, 2014.

Lease operating expense. Lease operating expense increased 17% to $32.0 million ($14.02 per boe) for the first nine months of 2014 compared to $27.4 million ($17.20 per boe) in the comparable period of 2013. This increase reflects $2.5 million of lease operating expense relating to the Marcellus Assets. The remaining increase primarily resulted from increased workover expense in our California field and infrastructure repair at the NWU.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $2.4 million for the first nine months of 2014, a 7% increase compared to the corresponding period last year. This increase is driven by an increase to our full cost pool as a result of the acquisition of the Marcellus Assets during the third quarter of 2014. The 2014 depletion rate decreased to $16.06 per Boe compared to $21.59 per Boe in 2013. This decrease is attributable to an  increase in our   estimated proved reserves relative to our depreciable asset base (the full cost pool), as a result of our efforts on acquisition and development.

Transportation Expense.  Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas which allows us to recognize revenue and the associated expense of operating our pipeline. Pipeline operating expenses totaled $1.7 million for the nine months ended September 30, 2014.

Acquisition expenses. Acquisition expenses totaled $4.1 million for the nine months ending September 30, 2014 relating to the purchase of the Marcellus Assets during the third quarter of 2014.

General and administrative expenses. General and administrative expenses decreased $0.6 million for the first nine months of 2014 to $10.7 million, a 6% decrease compared to the same period last year. This decrease reflects a reduction of a contingent litigation accrual of $1.1 million, which was partially offset by an increase in legal fees, additional salary and overhead relating to the Marcellus Asset acquisition.

Interest expense.  Interest expense increased $3.0 million to $5.2 million in the first nine months of 2014 compared to the same period last year.  This increase was due to the issuance in August 2014 of 9.000% Senior Notes due 2022 to partially fund the Marcellus Asset acquisition. In addition, interest of $1.7 million was capitalized, which relates to the development of the Marcellus Asset.

Interest and other income. Interest and other income decreased $3.0 million in the first nine months of 2014 to $2.4 million, compared to the same period last year. This resulted from a retroactive adjustment being recorded in 2013 relating to certain post-production costs being charged to royalty owners in the Wilmington Townlot Unit field.

Gain (loss) on derivative financial instruments.  Derivative gains of $1.0 million were recorded during the first nine months of 2014. This amount reflects $3.3 million of realized losses and $4.3 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps and future contract positions.

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

Derivative Instruments and Hedging Activity

We have entered into several financial derivative swap contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, subject to market conditions,  our objective is to hedge up to at least 50% of our current and anticipated production for the next 12 to 24 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

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

The following table summarizes our open financial derivative positions as of November 4, 2014, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or both BRENT and NYMEX (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Swap	10/01/14 - 12/31/14	800 Bbl/d	$102.12
NYMEX Oil	Swap	10/01/14 - 12/31/14	300 Bbl/d	$101.67
NYMEX Gas	Swap	10/01/14 - 12/31/14	7,000 MMBtu/d	$3.79
NYMEX Gas	Swap	10/01/14 - 12/31/14	2,000 MMBtu/d	$4.18
NYMEX Gas	Swap	10/01/14 - 12/31/14	3,000 MMBtu/d	$4.27
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	10/01/14 - 12/31/14	6,000 MMBtu/d	$0.20	*

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note G to the Consolidated Financial Statements (Part I, Item 1), which is incorporated herein by reference.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description

2.1(1)

Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation.

2.2(1)

Amendment to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation.

3.1(2)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland).

3.2(3)	Bylaws of the Registrant, dated June 2, 2004.

3.3(4)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland).

3.4(5)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland).

3.5(6)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland).

3.6(7)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland).

3.7(8)	Articles of Amendment to the Articles of Incorporation of Registrant.

4.1(9)	Specimen Stock Certificate for Common Stock (Maryland).

4.2(10)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.3(1)	Registration Rights Agreement, dated as of August 11, 2014, between Warren Resources, Inc. and Citrus Energy Corporation.

4.4(1)	Indenture, dated as of August 11, 2014, among Warren Resources, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee.

4.5(1)	Form of Note (included in Exhibit 4.4).

4.6(1)	Registration Rights Agreement, dated as of August 11, 2014, among Warren Resources, Inc., the Guarantors named therein and the Initial Purchasers named therein.

10.1(11)	Letter Agreement, dated July 9, 2014, by and between Warren Resources, Inc. and Marcus C. Rowland

10.2(1)	Purchase Agreement, dated as of August 6, 2014, among Warren Resources, Inc., the Guarantors named therein and the Initial Purchasers named therein.

10.3(1)

Third Amended and Restated Credit Agreement dated as of August 11, 2014 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on August 12, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(3)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(6)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(7)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(8)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, Filed July 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: November 4, 2014

	By:	/s/ Stewart P. Skelly
Stewart P. Skelly
Vice President, Chief Financial Officer
and Chief Accounting Officer