Form 10-K
period 2014-12-31
WARREN RESOURCES INC
filed 2015-03-11
CIK 892986

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non- affiliates of the registrant on June 30, 2014 was approximately $461.8 million.

        The number of shares of registrant's common stock outstanding as of March 10, 2015 was 80,754,225 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

        The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual report on Form 10-K.

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

PART I

  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this annual report on Form 10-K that are not historical are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve a number of risks and uncertainties.

        These forward-looking statements include, among others, the following:

  •
  our ability to successfully and economically acquire, explore, develop and produce oil and natural gas resources;

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

  •
  our ability to make and integrate acquisitions; and

  •
  our ability to effectively manage our areas of operations, including our most recently acquired area of operation in the Marcellus Shale in Pennsylvania.

        These statements may be found under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business and Properties" and other sections of this annual report on Form 10-K. Forward-looking statements are typically identified by use of terms such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target" or "continue," the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

        The forward-looking statements contained in this annual report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

  •
  commodity price volatility;

  •
  domestic and worldwide economic conditions;

  •
  potential adverse changes in general economic conditions, including performance of financial markets, interest rates and unemployment rates;

  •
  unsuccessful drilling or operating activities;

  •
  the inability to develop our reserves through exploration and development activities;

  •
  potential impact of environmental and other governmental regulation, including delays in obtaining governmental and other permits and approvals, and impacts on competing energy sources as well as on natural gas;

  •
  possible legislative or regulatory changes, including severance or production tax regimes, hydraulic-fracturing regulation, additional drilling and permitting regulations, oil and natural gas derivatives reform, changes in state, federal and foreign income taxes, environmental regulation (including with respect to climate change and greenhouse gas emissions), environmental risks and liability under federal, state, foreign and local environmental and other laws and regulations;

  •
  the failure to obtain sufficient capital resources to fund our operations;

  •
  our ability to repay our debt;

  •
  the extent to which natural gas markets in the United States become integrated with global natural gas markets through the approval and development of infrastructure supporting the export of liquefied and other natural gas;

  •
  a decline in oil or natural gas production;

  •
  changes in the localized and global supply and demand fundamentals of natural gas and oil and transportation availability;

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

        All forward-looking statements speak only as of the date of this annual report on Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Items 1 and 2:    Business and Properties

Overview

        We are an independent energy company engaged in the exploration, development and production of domestic onshore crude oil and gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, our recently acquired position in the Marcellus Shale in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in the Rocky Mountain region.

        As of December 31, 2014, we owned natural gas and oil leasehold interests in approximately 113,307 gross (84,240 net) acres, approximately 70% of which are undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. We have identified approximately 140 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 140 gross drilling locations on our acreage in the Rocky Mountains, primarily on 80-acre well spacing and 74 gross drilling locations in the Marcellus Shale.

        As of December 31, 2014, we had estimated net proved reserves of 71.3 MMBoe, with a PV-10 Value of $609 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 16.8 MMBbls in our Wilmington units (24%), 212 Bcf in our Marcellus field in Pennsylvania (50%) and 114 Bcfe primarily in our CBM program in the Washakie Basin (26%). These estimated net proved reserves are located on approximately 30% of our total net acreage.

        As of December 31, 2014, we had interests in 529 gross (366 net) producing wells and are the operator for 93% of these wells. For the fourth quarter of December 2014, our average daily production was twenty nine thousand barrels of oil equivalent per day ("MBoe/d") gross (16.4 MBoe/d net). For 2015, we have a projected total capital expenditure budget of approximately $21 million.

        Our common stock is traded on the NASDAQ Stock Market under the trading symbol "WRES". The Company was incorporated on June 12, 1990 as a Delaware corporation for the purpose of acquiring and developing oil & gas properties. In 2004, the Company was reincorporated as a Maryland corporation.

Business Strategy

        The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We intend to accomplish this by focusing on the following key strategies:

  •
  Acquire Additional Assets.  We will continue to review asset acquisitions that meet our economic criteria with a focus on development potential of oil and gas properties that can be developed at a reasonable cost.

  •
  Exploit Existing Properties Through the Drillbit.  We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control production costs. We have identified a total of approximately 140 gross oil well drilling locations in our Wilmington Field oil properties, 74 gross drilling locations in the Marcellus Shale and 140 gross drilling locations in our Rocky Mountain CBM properties, which we plan to develop using capital expenditures within cashflow from operations. Our drilling locations are located in mature fields with established production profiles and supported by existing infrastructure and end markets.

  •
  Increase Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base.  We intend to increase our proved reserves and production in future years by drilling wells on our properties with undeveloped reserves or with resource potential, which represents approximately 70% of our acreage position at December 31, 2014.

  •
  Invest our Capital in a Disciplined Manner and Maintain a Strong Financial Position.  We focus on utilizing our available capital on projects where we are likely to have success in increasing production and/or proved reserves at attractive returns. We believe that maintaining a strong financial position will allow us to capitalize on investment opportunities in all commodity cycles. Our capital programs are generally developed to be funded through internally generated cash flows and the use of our credit line, but we also may obtain alternative sources of capital to develop our assets through partnerships, joint ventures or other investment opportunities with third parties or additional debt or equity. We hedge a portion of our production and generally utilize long-term sales contracts to maintain a strong financial position and provide us with cash flow necessary for the development of our assets.

  •
  Reduce Costs Through Economies of Scale and Efficient Operations.  As we continue to increase our production and develop our existing properties, we expect that our cost structure will benefit from economies of scale. We seek to exert more control over costs and timing in our exploration, development, production and operating activities.

  •
  Control Operations and Costs.  We seek to serve as the operator of the wells in which we have a significant interest. As the operator, we are better positioned to control the timing and plans for future enhancement and exploitation efforts, the costs of drilling, completing, enhancing and producing the wells, and the marketing negotiations for our gas and oil production. We believe this enables us to maximize both production volumes and wellhead prices.

Business Strengths

        Balanced Asset Portfolio.    Since 1999, we have grown our asset base and diversified our production through California oil property acquisitions in the Los Angeles Basin and Santa Maria Basin and natural gas property acquisitions in the Rocky Mountains and the Marcellus Shale that have significant growth potential. We believe our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices, as well as area economics.

        Long-Lived Proved Reserves with Stable Production Characteristics.    Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics, with a ratio of total estimated proved reserves to production of approximately 16 years.

        Low-Risk Multi-Year Drilling Inventory in Established Resource Plays.    Most of our drilling locations are located in proven resource plays that possess low geologic risk and lead to predictable drilling results. We have identified approximately 140 gross drilling locations in our California assets that have an average vertical depth of less than 4,000 feet and are located in areas where we are an established driller and producer and 74 gross drilling locations in the Marcellus Shale.

        Operational control and financial flexibility.    As of December 31, 2014, we were the operator of record for 93% of our producing wells. We generally prefer to retain operating control over our properties, which allows us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary, which allows us a significant degree of flexibility to adjust the size of our capital budget. In response to a decline in commodity prices and current market conditions, we have reduced our expected capital expenditure budget for 2015 to an estimated $21 million, compared to $108.7 million of actual capital expenditures in 2014. Because of the decline in oil and gas prices, we have chosen to finance our 2015 capital expenditure budget primarily through our internally generated operating cash flows.

        Experienced management and operational teams.    Our core team of technical staff and operating managers have broad industry experience, including experience in horizontal and directional drilling, waterflood recovery operations, Marcellus development and CBM development and completion. Each of our operational teams in our Pennsylvania, California and Wyoming projects has extensive operating experience in their respective geographic areas. We continue to utilize technologies and waterflood recovery practices that will allow us to optimize production and improve the ultimate recoveries of crude oil on our California properties.

Areas of Exploration and Development Activities

        Our exploration and development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California CBM projects in the Rocky Mountain region and our Marcellus Shale project that utilizes horizontal drilling and hydraulic fracturing techniques to develop dry natural gas. The table below highlights our main areas of activity:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	96,268	73,354	52,842
Wilmington Field, California	2,476	2,460	891
Marcellus, Pennsylvania	6,513	5,288	2,608
Pacific Rim Project, Wyoming	677	471	471
Other(1)	7,374	2,666	1,950

Total	113,308	84,239	58,762

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

        During December 2014, we averaged 3,193 barrels of oil per day ("Bbls/d") gross, (2,588 Bbls/d net) production in the WTU, compared to 3,495 Bbls/d gross (2,832, Bbls/d net) production during December 2013. As of December 31, 2014, there were 130 gross (129 net) producing wells. In addition, estimated proved reserves as of December 31, 2014 were 15.5 MMbbls gross (12.6 MMbbls net), of which approximately 56% are PDP or PDNP and 44% are PUDs. We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery.

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

        During December 2014, we averaged 700 Bbls/d gross, (593 Bbls/d net) production in the NWU. As of December 31, 2014, there were 33 gross and net producing wells. In addition, estimated proved reserves as of December 31, 2014 were 5.0 MMbbls gross (4.2 MMbbls net), of which 36% are PDPs and 64% are PUDs.

Pennsylvania Marcellus Project

        Our Pennsylvania properties consist of a concentrated, contiguous acreage position located in Wyoming County, Pennsylvania in the northeast portion of the Marcellus Shale. We acquired these assets (the "Marcellus Assets") in August 2014 from Citrus Energy Corporation ("Citrus") and two other working interest owners in exchange for approximately 6.7 million shares of our common stock and cash consideration of approximately $312.5 million. We now operate approximately 6,512 gross (5,289 net) acres in the Marcellus Shale. We hold an approximate 75% working interest and an approximate 60% net revenue interest in these Marcellus Assets. The Marcellus Assets net average gas production for the three months ended December 31, 2014 was approximately 64.6 MMcfe/d. We have 30 gross (22.5 net) producing wells in the Marcellus. We have identified 26 additional drilling locations in the Lower Marcellus. Estimated net proved reserves as of December 31, 2014 were 212 Bcfe, of which 51% are PDP. While the majority of current production and reserves are attributable to the Lower Marcellus formation, we intend to continue testing in the Upper Marcellus, where we have identified 48 additional locations.

        The assets include a robust and scalable infrastructure system that will enable us to further our development of the Marcellus Assets, including a gathering and compression system, takeaway capacity to end markets, a significant local customer, and abundant water supply.

Rocky Mountain Projects in the Washakie Basin

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2014, we owned 96,945 gross (73,825 net) acres prospective for CBM development in this area, of which 53,313 net acres were undeveloped. This area contains approximately 140 gross identified drilling locations primarily on 80-acre well spacing. As of December 31, 2014 estimates that the estimated gross recoverable proved reserves in this basin were 193.0 Bcf gross (112.1 Bcf net) on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim area. We own approximately 60,422 gross (50,971 net) undeveloped acres of deep rights inside the Spyglass Hill Unit, and approximately 12,790 gross (8,099 net) undeveloped acres of deep rights outside the Spyglass Hill Unit, for a total of 73,212 gross (59,070 net) undeveloped acres in the entire Atlantic Rim area.

        The net average gas production for our Wyoming assets for the three months ended December 31, 2014 was approximately 13 MMcfe/d. We have 299 gross (177 net) producing wells in the Washakie Basin. We have identified 140 additional drilling locations in our assets in the Basin. Estimated net proved reserves as of December 31, 2014 were 111 Bcfe, of which 72% are PDP and PDNP.

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 96,268 gross (73,355 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2014, we had drilled a total of 441 wells. Currently, we are developing our acreage in the Atlantic Rim project within the Spyglass Hill Unit.

  Spyglass Hill Unit

        In June, 2011, the U.S. Bureau of Land Management ("the BLM") approved the Spyglass Hill Unit in the Atlantic Rim area. The Spyglass Hill Unit covers approximately 97,000 gross acres and includes the areas previously committed to the Sun Dog, Doty Mountain, Jack Sparrow and Brown Cow Units, as well as all additional leases in the southern portion of the project area. In October 2012, Warren was nominated to become Operator of the Spyglass Hill Unit (see "Acquisition in Spyglass Hill and Catalina Units" below). Additionally, Warren's leases in the Spyglass Hill Unit area, which are prospective for the deeper Niobrara oil formation, will be protected and perpetuated by Unit operations or production. The BLM requires the drilling of 25 CBM wells per year under the Spyglass Hill Unit Agreement. Set forth below are discussions of the three active Sub-Areas within the Spyglass Hill Unit: Sun Dog sub-area, Doty Mountain sub-area and Jack Sparrow sub-area. The Catalina Unit is not included within and remains unaffected by the formation of the Spyglass Hill Unit.

Acquisition in Spyglass Hill and Catalina Units

        Effective August 1, 2012, the Company acquired certain additional natural gas and midstream assets from subsidiaries of Anadarko Petroleum Corporation ("Anadarko") in the Atlantic Rim Project in the Washakie Basin. By exercising its preferential rights under a purchase and sale agreement between Anadarko and Double Eagle Petroleum Co. we acquired 79% of Anadarko's 36.5% working interest (or 28.8%) in the Spyglass Hill Unit described in detail below, and acquired approximately 32,645 net leasehold acres therein. This increased our working interest in the entire unit from 30.1% to approximately 60%. We also acquired 26.5% of Anadarko's interest in the Catalina Unit area, which increased its working interest in the entire unit area from approximately 16.9% to 22%. Lastly, we acquired 100% of Anadarko's 50% interest in the gas gathering, compression and pipeline midstream assets within the Atlantic Rim Project. The midstream assets consist of gathering and compression equipment and a 59 mile long pipeline that transports gas from the gathering systems throughout the Spyglass Hill Unit area to the Wyoming Interstate Company (WIC) interstate gas transportation pipeline.

  Sun Dog Sub-Area

        Our initial pod, the Sun Dog sub-area, was a 10-well pilot program drilled in 2001 on 80-acre spacing. The Sun Dog sub-area commenced production in April 2002 at a rate of approximately 200 gross Mcf/d of gas and 6,000 Bbls/d of water. Currently, the Sun Dog sub-area consists of 113 wells. During December 2014, production from 113 producing wells averaged approximately 9,490 gross Mcf/d of gas and approximately 45,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2014, estimated proved reserves for the wells in the Sun Dog sub-area were 82.3 Bcf gross (46.6 net) Bcf. We currently own a working interest of approximately 69% in the wells drilled in the participating area (the" PA") of the Sun Dog sub-area.

  Doty Mountain Sub-Area

        The Doty Mountain sub-area consists of 81 CBM wells on 80-acre spacing. During December 2014, these wells were producing approximately 13,639 gross Mcf/d of natural gas and 32,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2014, estimated proved reserves for the wells in the Doty Mountain sub-area were 96.5 gross (60.8 net) Bcf. We currently own an approximate 77% working interest in the wells drilled in the PA of the Doty Mountain sub-area.

  Grace Point Sub-Area (formerly Blue Sky/Jack Sparrow Unit)

        The original CBM pilot was a 24-well program originally drilled on 160-acre spacing in 2003 to establish the Blue Sky sub-area. During 2005, we drilled 11 additional CBM wells to reduce the well spacing to 80-acres and accelerate de-watering. The sub-area was later renamed Jack Sparrow. Based on prior desorption, permeability, pressure build-up and other tests, we believed that as the wells dewater, they should exhibit daily production rates and a CBM production curve similar to other CBM wells in the Atlantic Rim project. However, in early 2009, operations were suspended due to economics. In 2011, the BLM required a 25 well drilling program in the area, which is now designated the Grace Point sub-area, to establish the larger Spyglass Hill Unit. These 25 wells are currently de-watering and producing and met the BLM productivity requirement in March 2012 to validate the

Spyglass Hill Unit. During December 2014, these wells produced approximately 1,105 gross Mcf/d of natural gas and 21,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2014, estimated proved reserves for the wells in the Grace Point sub-area were 5.5 gross (3.8 net) Bcf. We own an approximate 81% working interest in the wells drilled in the PA of the Grace Point sub-area.

  Catalina Unit

        The Catalina Unit consists of 71 CBM wells. During December 2014, gross production from the Catalina unit averaged approximately 16,770 gross Mcf/d of natural gas and approximately 65,000 Bbls/d of water. Warren currently owns a working interest of approximately 13.4% in the PA in the Catalina Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2014, estimated proved reserves for the wells in the Catalina unit were 8.6 Bcf gross (1.0 net) Bcf. Because we have a larger working interest in the undrilled locations, we expect that our working interest in the unit will be approximately 22% if the existing unit is fully drilled and developed. Warren's interest in the Catalina unit is operated by Escalera Resources Co.

  Niobrara Shale Project

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 59,070 net acre position that is potentially prospective for hydrocarbon production from the Niobrara Shale and other deep formations. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to and north of the Colorado border.

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

Oil and Natural Gas Reserves

  Third Party Reserve Reporting and Controls Over Reserve Report

        The reserves estimates shown herein for the years ended December 31, 2014, 2013 and 2012, have been independently evaluated by Netherland, Sewell & Associates, Inc. ("NSAI"), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI's Letter is filed as an exhibit to this Form 10-K. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 14 years of practical experience in petroleum engineering, with over 8 years experience in the estimation and evaluation of reserves. He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Howell has been practicing consulting petroleum geology at NSAI since 2005. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 17 years of practical experience in petroleum geosciences, with over 9.5 years experience in the estimation and evaluation of reserves. He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science in Geological Sciences. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. These reserves are then reviewed and approved by our in-house petroleum engineers and geoscientists who oversee and control preparation of the reserve report by working with the independent consulting petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to the independent consulting petroleum engineers for their review process. Warren's internal reserve review process is coordinated by a team of eight degreed reservoir, drilling, and production engineers and one degreed geologists, who have an average of nearly 16 years of experience in the oil and gas industry. The team is responsible for all technical work to meet the requirements of the SEC and NSAI, as well as our corporate standards. Warren's technical person who was primarily responsible for overseeing the preparation of our reserve estimates was its Vice President of Operations. He has over 8 years of experience in the oil and gas industry, including 5 years as either a reserve evaluator or manager. His professional qualifications include a bachelor's degree in Petroleum Engineering from the Colorado School of Mines and membership in the Society of Petroleum Engineers.

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

        The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of- the-month price for each month in the period January through December 2014. For oil volumes, the average Chevron Crude Oil Marketing Midway Sunset posted price of $92.40 per barrel is used for the California properties and the average West Texas Intermediate posted price of $91.48 per barrel is used for all other properties. These average prices are adjusted by field for quality, transportation fees, and market differentials. For gas volumes, the average CIG Rocky Mountains spot price of $4.362 per MMBTU is used for the Wyoming properties and the average Henry Hub spot price of $4.350 per MMBTU is used for all other properties. These average prices are adjusted by field for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. For the proved reserves, the average adjusted product prices weighted by production over the remaining lives of the properties are $86.71 per barrel of oil and $3.219 per MCF of gas. By area, these average adjusted prices are $86.71 per barrel of oil for the California business unit, $2.723 per MCF of gas for the Pennsylvania business unit and $4.19 per MCF of gas for the Wyoming business unit. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

        The commodity price assumptions described above exceed the current market price of oil and gas. Therefore we may have a substantial downward adjustment in our estimated proved reserves in the future if the current low commodity price environment persists.

  Estimated Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2014, 2013, and 2012 based upon reserve reports prepared by NSAI. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2014	2013	2012
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	8,561	8,512	8,064
Proved undeveloped	8,233	7,562	8,316

Total	16,794	16,074	16,380

Net natural gas reserves (MMcf):
Proved developed	203,272	78,038	51,236
Proved undeveloped	124,056	27,990	—

Total	327,328	106,028	51,236

Total Net Proved Oil and Natural Gas Reserves (MBoe)	71,349	33,745	24,919

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$460,059	$379,310	$337,786
Proved undeveloped	149,067	124,396	157,127

Total(1)	609,126	503,706	494,913
Less: future income taxes, discounted at 10%	54,059	28,705	35,033

Standardized measure of discounted future net cash flows (in thousands)(2)	$555,067	$475,001	$459,880

Prices Used in Calculating Reserves:
Oil (per Bbl)	$86.71	$97.33	$104.27
Natural Gas (per Mcf)	$3.22	$3.43	$2.51
Proved Developed Reserves (MBoe)	42,439	21,518	16,603

(1)
The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2014, 2013 and 2012, were determined using average monthly pricing for 2014, 2013 and 2012. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.

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

        With respect to the estimates prepared by NSAI, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report on Form 10-K. Under SEC guidelines, prices used in computing reserves at December 31, 2014, 2013 and 2012, are based on 12 month average pricing for 2014, 2013 and 2012, respectively.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2014:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	163	161.6	—	—	163	161.6
New Mexico	2	0.03	22	2.3	24	2.3
Pennsylvania	—	—	31	23.1	31	23.1
Texas	—	—	10	2.6	10	2.6
Wyoming	—	—	299	176.6	299	176.6
Other	2	0.1	—	—	2	0.1

Total	167	161.73	362	204.6	529	366.3

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

	Years Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development Wells
Productive	67	58.9	48	43.5	17	16.8
Dry	—	—	—	—	—	—

Total	67	58.9	48	43.5	17	16.8

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2014:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,583	1,569	893	891	2,476	2,460
New Mexico	1,066	98	2,924	350	3,990	448
Pennsylvania	3,301	2,680	3,212	2,608	6,513	5,288
Texas	704	176	—	—	704	176
Wyoming	32,714	20,512	64,231	53,313	96,945	73,825
Other	1,080	442	1,600	1,600	2,680	2,042

Total	40,448	25,477	72,860	58,762	113,308	84,239

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

        The Company has approximately zero, 485, and 506 net acres subject to leases with primary terms that expire in 2015, 2016 and 2017, respectively. We do not have any acreage subject to leases with primary terms set to expire in 2015. Leases covering 13,110 net acres expired in 2014. The Company has in the past been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material lease acreage because of a failure to drill due to inadequate capital, equipment, or personnel. However, if 25 gross CBM wells are not drilled on or before September 11, 2015, the Company has approximately 45,595 total net shallow acres subject to leases that will expire in 2017 in the Spyglass Hill Unit. These same leases will also expire in 2017 as to approximately 39,229 total net deep acres, unless the leases are otherwise perpetuated by unitization, development or other means. Based on the Company's evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

Production Volumes, Sales Prices and Production Costs

        The following table summarizes our net natural gas and oil production volumes, our average sales prices and expenses for the periods indicated. Our production is attributable to our direct interests in producing properties. For these purposes, our net production will be production that is owned by us, after deducting royalty, limited partner and other similar interests. The lease operating expenses shown relates to our net production. In addition, this table summarizes our production for each field that contains 15% or more of our total proved reserves:

	Years Ended December 31,
	2014	2013	2012
Production:
Oil (MBbls)
Wilmington Field	1,118.3	1,104.5	1,108.9

Total	1,118.3	1,104.5	1,108.9

Natural Gas (MMcf)
Marcellus	9,784.8	—	—
Atlantic Rim	5,897.0	5,773.2	5,071.8
Other	403.0	459.1	442.6

Total	16,084.8	6,232.3	5,514.4

Production:
Total MBoe(1)	3,799.1	2,143.2	2,027.9
Average Sales Price Per Unit:
Oil (per Bbl)	$86.02	$97.12	$96.02
Natural gas (per Mcf)	$3.06	$3.31	$2.78
Weighted average sales price (per Boe)	$38.27	$59.69	$60.06
Expenses (per Boe):
Lease operating expense(2)	$12.73	$17.16	$16.31

(1)
Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

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

        For 2014, the largest purchasers and marketers of our total oil and gas production were Clearwater Enterprises, Phillips 66 Company and Devlar Energy, which accounted for 43%, 29% and 26%, respectively, of our total production sold.

        All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to Phillips 66 Company, which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Effective August 1, 2012, we entered into an oil purchase contract with Phillips 66 Company whereby the Company sells its oil at the average Midway Sunset posted price for the month less $4.20 per barrel plus a premium for a gravity adjustment which should approximate $0.20 per barrel. For 2014, Warren received a weighted average price of approximately 92% of the NYMEX index price for crude oil sold under the Phillips 66 contract.

        Our natural gas production in Pennsylvania and Wyoming is delivered into natural gas pipelines for transportation and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The prices and marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted, including seasonal variations, general market supply and other fluctuations. In the Marcellus Shale, we sell our natural gas at the Tennessee Gas Pipeline (TGP, Zone 4) or the Transco-Leidy Line receipts market price less transportation fees. Both price points in the Marcellus and the CIG price typically have a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. Fluctuations between spot and index prices can significantly impact the overall differential to the Henry Hub. In the Atlantic Rim of the Washakie Basin, Wyoming, we sell our natural gas at the Rocky Mountain Colorado Interstate Gas ("CIG") market price less transportation fees. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market. For more information about the risks to our business posed by our marketing activities see "Risk Factors".

Hedging Activities

        We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price risk. We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. Typically, we intend to hedge approximately 50% of our oil and natural gas production on a forward 12 to 18 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use collar agreements and swap agreements to attempt to manage price risk more effectively. The collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of oil, natural gas, and natural gas liquids for the period is greater or less than the fixed price established for that period when the swap is put in place. If the index price falls below the floor price, the counterparty pays us net of the fixed premium. If the index price rises above floor price, we pay the fixed premium. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2014, Warren E&P was the operator of approximately 93% of the wells in which we had interests.

Competition

        The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, obtaining sufficient availability of drilling and completion equipment and services, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees. In general, the bidding for natural gas and oil leases has become intense in the areas in which we operate with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire natural gas and oil leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable natural gas and oil leases available for acquisition; that we can sell interests in natural gas and oil leases; or that we can obtain financing for, or locate participants to join in the development of prospects. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and the states in which our properties are located. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

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

  •
  restrict the types, quantities and concentration of various substances, including without limitation;

  •
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

  •
  require time consuming environmental analyses with respect to operations affecting federal, state and privately owned lands or leases; and

  •
  expose us to litigation by environmental and other special interest groups.

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages, and injunctive relief requiring us to cease production. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2014, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

        The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

        National Environmental Policy Act.    Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment, or EA, prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact statement, or EIS, that may be made available for public review and comment. All of our current and proposed exploration, production and development plans on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

        Some of our exploration and production activities occur on federal leases. This is particularly true of our CBM operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the Bureau of Land Management ("BLM") after preparation of an EA or EIS. A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our CBM operations are subject to records of decision, and we have not experienced any material difficulty in complying with their terms and conditions.

        Waste Handling.    The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as "hazardous wastes".

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

        Air Emissions.    The Federal Clean Air Act and associated state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds ("VOCs") and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment. Since January 1, 2015, all wells subject to the rule have been required to use "green completion" technology to limit emissions during well completion operations.

        Because of the severity of ozone levels in portions of California, the state has the most severe restrictions on emissions of VOCs and nitrogen oxides ("NOX") of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOX. Some of our producing wells are in counties that are designated as non-attainment for ozone and, therefore, potentially are subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could require the installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including in California, the South Coast Air Quality Management District, the California Air Resources Board and other local agencies. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. We believe we are in substantial compliance with all air emissions regulations, and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of our oil and natural gas projects. See "Future Regulation—Wilmington Field" below.

        The Safe Drinking Water Act, Groundwater Protection, and the Underground Injection Control Program.    The Federal Safe Drinking Water Act ("SDWA") and the Underground Injection Control ("UIC") program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

        We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. With the exception of hydraulic fracturing using diesel fuel, the SDWA exempt hydraulic fracturing from regulation under the UIC program. On February 12, 2014, the EPA released an "interpretative memorandum" providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term "diesel" to include hydrocarbons such as kerosene that have not typically been considered to be diesel. Bills which would have repealed the hydraulic fracturing exemption have been introduced in the last three sessions of Congress. In addition, the EPA is conducting a congressionally-mandated study on the effects of hydraulic fracturing on drinking water resources. The results of this study are expected later in 2015. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. In addition to federal regulation, certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. Additional disclosure requirements could result in increased regulation, operational delays and increased operating costs that could make it more difficult to perform hydraulic fracturing.

        California Environmental Quality Act ("CEQA").    CEQA is a California statute that requires consideration of the environmental impacts of proposed actions that may affect the environment. CEQA often requires the responsible governmental agency to prepare an environmental impact analysis document that is made available for public comment. In some cases, the responsible agency also is required to consider mitigation measures. The party requesting agency action bears the expense of the document.

        In 2014, after a lengthy CEQA analysis, we received permit approvals from the South Coast Air Quality Management District ("SCAQMD") for the disposal of our WTU associated and produced gas, These permits allow us (i) to burn gas using a new high efficiency clean enclosed burner to replace the existing gas flare, and (ii) eventually, to sell the gas directly to a third party user by transporting the gas through transmission facilities owned by local gas utility companies. In the future, we may be required to undergo the CEQA process for other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new permits and permit renewals. See "Future Regulation—Wilmington Field" below.

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

        The EPA has also issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules for certain stationary sources. The EPA's finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry. Similarly, the U.S. Congress has considered, and may in the future consider, "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. Future federal climate change legislation could adversely impact our operations.

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

        Threatened and endangered species, migratory birds, and natural resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and in some cases, criminal penalties.

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

        In California, as part of our waterflood development plan for the WTU and NWU, over the next 7 years, we will require 20 to 30 water injection well approvals from the California DOGGR. In recent years, the DOGGR has timely reviewed and approved our applications for injection permits. Should DOGGR delay the review process or deny our applications for future water injection wells, our ability to develop the WTU and NWU may be compromised.

        The Wyoming Department of Environmental Quality, or Wyoming DEQ, has restrictive regulations applicable to the surface disposal of water produced from our CBM drilling operations. We typically are required to obtain Clean Water Act, Safe Drinking Water Act and analogous state and local permits to use surface discharge methods, such as settling ponds, to dispose of water when the groundwater produced from the coal seams will not exceed surface discharge permit limitations. Surface disposal options have volumetric limitations and require an extensive third-party water sampling and laboratory analysis program to ensure compliance with state permit standards. Alternative disposal methods to surface disposal of water are more expensive. These alternatives include installing and operating water treatment facilities or drilling disposal wells to inject the produced water in the underground formations below the coal seams or lower sandstone horizons. Injection wells are regulated by the Wyoming DEQ, the Wyoming Oil & Gas Conservation Commission and the BLM, and permits to drill these wells are obtained from these agencies. Based on our experience with CBM production, we believe that permits for surface discharge of produced water in the Washakie Basin have become and will continue to be difficult to obtain. As a result, in Wyoming, our produced water is currently re-injected into water disposal wells.

        In the areas of Pennsylvania where we operate, water sourcing and wastewater disposal are regulated both by the Pennsylvania Department of Environmental Protection, or PADEP, as well as the Susquehanna River Basin Commission, or SRBC. The SRBC is a federal interstate watershed agency that oversees the withdrawal and use of surface water and groundwater from the Susquehanna River Basin for natural gas development and regulates interbasin transfers of produced fluids. The SRBC also restricts water withdrawal rates during periods of reduced precipitation to avoid adverse impacts to the water resources within the Susquehanna River Basin. The PADEP implements a statewide program governing all aspects of natural gas development. This program includes a requirement that operators submit a water management plan for DEP approval prior to the issuance of drilling permits. The PADEP imposes extensive operational and design standards on impoundments and pits that store freshwater or produced water associated with natural gas development. Discharges of produced water to streams in Pennsylvania are prohibited unless strict effluent limits are achieved. The EPA, rather than DEP administers the injection well program in Pennsylvania. Very few injection wells have been permitted in Pennsylvania to accept produced water from unconventional wells. In December of 2013, the PADEP proposed additional regulations governing the permitting and operation of natural gas wells. These regulations, if promulgated as proposed, are likely to increase significantly the costs to dispose of produced water, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We anticipate no material capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $3.2 million in money market securities as of December 31, 2014, as collateral for a $3.4 million reclamation bond for the Wilmington Townlot Unit.

        Coalbed Methane Operations.    The majority of our gas production is from CBM operations that generate water discharges and air emissions that are subject to significant regulatory control. Naturally occurring groundwater is produced by our CBM operations. This produced water is disposed of by injection into the subsurface through disposal or water injection wells, and, in some cases, discharge to the surface or in evaporation ponds. Whichever disposal method is used, produced water must be disposed of in compliance with permits issued by state and federal regulatory agencies, and in compliance with applicable state, federal and local environmental regulations. To date, we have been able to obtain necessary surface discharge or disposal well permits, and we have been able to discharge produced water and operate our produced water disposal wells in compliance with our permits and applicable federal, state and local laws and regulations without undue cost or burden to our business activities.

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

        Atlantic Rim.    In May 2007, the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM's minimum well spacing will be 80 acres per CBM well. Our Washakie Basin CBM production operations are also subject to Wyoming Department of Environmental Quality, or DEQ, regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Disposal of produced water is limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for a sufficient number of water injection wells in the Atlantic Rim project; however, we will need to obtain permits for additional injection wells, in the event we need additional subsurface disposal capacity.

        Wilmington Field.    The Wilmington Townlot Unit, or WTU, and the North Wilmington Unit, or NWU, are located in a mixed industrial and residential area near the Port of Los Angeles, California. Field activities include drilling wells to develop our lease acreage and operating a waterflood to maximize crude oil production. Stringent environmental regulations, restrictive permit conditions and the possibility of permit denials from a multiplicity of state, regional and local regulatory agencies may inhibit, curtail or add cost to future Wilmington field development activities. Despite prudent operation and preventative measures, drilling, waterflooding and production operations may result in spills and other accidental releases of produced water, hydrocarbons or injection fluids. Remediation and associated costs for a release of produced water, hydrocarbons or injection fluids in an urban environment could be significant. This potential liability is accentuated by the location of our WTU and NWU leases in or near residential areas.

        Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas had been flared for many years under a permit from the SCAQMD. In late 2007, we entered into an agreement with the SCAQMD which allowed us to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew, the excess gas produced but not consumed by our microturbines began to exceed our current gas flare permit limitation. In March 2008, we presented our plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injecting it in underground formations or by selling it directly to a nearby public utility or a third party user. We also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our permit applications requested the authority to install and operate certain pieces of new best available control technology ("BACT") equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase our oil processing capability to approximately 5,000 barrels of oil per day at the Wilmington Townlot Unit. In 2011, we installed the high efficiency burner and began pursuing permits and agreements necessary to dispose of the associated gas by injecting it in underground reservoirs or selling it to a third party. In 2012, the gas injection project was substantially delayed by the DOGGR, which caused Warren to commit to selling all of the gas, rather than injecting it. As required by the SCAQMD, in 2012 we began preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and installation of gas transportation, compression and related equipment that will be required to sell excess gas to third parties. This additional CEQA analysis was completed in late 2014, and construction permits were issued by the SCAQMD. Warren is currently constructing and installing the gas transportation, compression and related equipment, and anticipates that this new gas sales system will be operational in late 2015.

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

Employees

        At December 31, 2014, we had 87 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036, and our telephone number is (212) 697-9660. We lease approximately 4,178 square feet of office space for our New York office under a lease that expires in May 2023. Our oil and gas operations office in Casper, Wyoming occupies 1,174 square feet under a lease that expired in October 2014 and is currently month to month. Our oil and gas operations office in Long Beach, California occupies 14,201 square feet of space under a lease that expires in April 2020. We lease additional space for our other offices located in Denver, Colorado and Plano, Texas which occupy 4,507 square feet and 4,998 square feet and expire in 2021 and 2016, respectively. We also have field offices in Roswell, New Mexico, Tunkhannok, Pennsylvania and Rawlins, Wyoming. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Website and Code of Business Conduct and Ethics

        Our website address is http://www.warrenresources.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1114 Avenue of the Americas, 34th Floor, New York, NY 10036. Information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Item 1A.    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report on Form 10-K or in any other of our filings with the Securities and Exchange Commission could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below. This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" in this annual report on Form 10-K. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.

 Risks Relating to the Oil and Natural Gas Industry and Our Business

Oil and natural gas prices are volatile. Volatility in oil and natural gas prices can adversely affect our business, financial condition and results of operations. This volatility also makes valuation of oil and natural gas producing properties difficult and can disrupt markets.

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

  •
  the levels and location of natural gas and oil supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas from shale plays in the United States on the global natural gas supply;

  •
  political and economic uncertainty and socio-political unrest;

  •
  the price and quality of foreign imports of oil and natural gas; political and economic conditions in oil and natural gas producing countries, especially the Middle East, Africa, Russia and South America;

  •
  the willingness and ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain oil price and production controls;

  •
  the level of domestic and international exploration, drilling and production activity;

  •
  the level of global inventories;

  •
  the cost of exploring for, developing, producing and delivering oil and natural gas;

  •
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

  •
  the extent to which natural gas markets in the United States become integrated with global natural gas markets through the approval and development of infrastructure supporting the export of liquefied and other natural gas;

  •
  technological advances affecting energy consumption and production;

  •
  the nature and extent of governmental regulation and taxation, including environmental regulations affecting competing energy sources as well as natural gas;

  •
  risks associated with operating drilling rigs; and

  •
  variations between product prices at sales points and applicable index prices.

        Additionally, continuance of the current lower natural gas price environment, further declines in natural gas prices and the lack of natural gas storage may have the following effects on our business:

  •
  reduction of our revenues, operating income and cash flows;

  •
  curtailment or shut-in of our natural gas production due to lack of transportation or storage capacity;

  •
  cause certain of our properties to become economically unviable;

  •
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

        In addition, among the assets that we acquired in 2014 from Citrus as part of our expansion into the Marcellus Shale is a natural gas supply agreement with a subsidiary of Procter and Gamble. During the years ended December 31, 2013 and 2014, approximately 38% and 27.8%, respectively, of Citrus' production was sold pursuant to this agreement. During these same periods, the prices that Citrus received for production under this contract generally were higher than the prices Citrus received for natural gas from other third parties. The customer has elected to terminate the agreement effective June 10, 2015. While we are in discussions with the customer to renew or extend the agreement, there can be no assurance that we will be successful in doing so or that the price secured under the contract will be advantageous compared to market pricing at the time of sale. If we are unable to renew or extend the agreement, or if we negotiate a price that is lower than what is ultimately available in the open market, our revenues may be unfavorably impacted.

Significant declines in oil and natural gas prices would adversely affect our ability to meet our capital expenditure obligation and financial commitments, and our financial results, cash flows, access to capital and ability to grow.

        Our revenues, operating results, cash flow, profitability and future rate of growth depend upon the prevailing prices of, and demand for, oil and natural gas. All of our operating revenues are derived from the sale of our oil and natural gas production. A continuing substantial or extended decline in oil and natural gas prices would have a material adverse effect on our financial position, our ability to meet our capital expenditure obligations and commitments, our results of operations, our access to capital and the quantities of oil and natural gas that may be economically produced by us. A significant decrease in price levels for an extended period negatively affects us in several ways including:

  •
  our cash flow will be reduced, which will decrease funds available for capital investments employed to replace reserves, increase production and operate our properties;

  •
  certain reserves will no longer be economic to produce, resulting in lower proved reserves and cash flow and charges to earnings that impair the value of these assets; and

  •
  access to other sources of capital, such as bank loans and equity or debt markets, could be severely limited or unavailable.

        Based on oil and natural gas prices in recent years, our oil and natural gas revenues may from time to time decrease and negatively impact our liquidity. Our current plans to address lower oil and natural gas prices are primarily to reduce capital expenditures to a level equal to cash flow from operations, reduce operating expenses and seek additional capital financing. However, our plans may not be successful in improving our results of operations and liquidity. If oil or natural gas prices remain suppressed, or further decline, for extended periods of time, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures, which could impair our liquidity and our ability to develop and operate our properties.

Our Credit Facility and the indenture governing our Senior Notes contain operating and financial restrictions that may restrict our business and financing activities.

        Our Credit Facility and the indenture governing our Senior Notes (the "Indenture") contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

  •
  sell assets, including equity interests in our subsidiaries;

  •
  pay distributions on, redeem or repurchase our common stock or redeem or repurchase our subordinated debt;

  •
  incur or guarantee additional indebtedness or issue preferred stock;

  •
  create or incur certain liens;

  •
  make certain acquisitions and investments;

  •
  redeem or prepay other debt;

  •
  enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

  •
  consolidate, merge or transfer all or substantially all of our assets;

  •
  engage in transactions with affiliates;

  •
  create unrestricted subsidiaries;

  •
  enter into sale and leaseback transactions; and

  •
  engage in certain business activities.

        As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

        Our ability to comply with some of the covenants and restrictions contained in our Credit Facility and the Indenture may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. For example, continuation of low oil and gas prices or their further deterioration could significantly reduce cash flow, which is critical to these covenants.

        Availability under our Credit Facility depends on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our Revolving Credit Facility.

        Under the terms of our Revolving Credit Facility, our borrowing base is subject to semi-annual redetermination by our lenders based on their evaluation of our proved reserves and their internal criteria. In addition, under certain circumstances, interim redeterminations may be conducted. The significant recent decline in oil and gas prices has resulted in banks reducing the price decks upon which borrowing bases are set. Our current borrowing base was set using a price deck significantly higher than the current price deck used by the lending institutions in our syndicate. Therefore, it is likely that our borrowing base will be reduced, perhaps significantly, in the regular semi-annual redetermination upcoming at the end of March 2015.

        A failure to comply with the covenants, ratios or tests in our Credit Facility, the Indenture or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our Credit Facility occurs and remains uncured, the lenders:

  •
  would not be required to lend any additional amounts to us;

  •
  could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

  •
  may have the ability to require us to apply all of our available cash to repay these borrowings; or

  •
  may prevent us from making debt service payments under our other agreements.

Our proved reserves are estimates based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

        No one can measure underground accumulations of oil and natural gas in an exact way. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated or understated. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, operating and development costs, drilling expenses, severance and excise taxes, capital expenditures, ownership and title matters, taxes and the availability of funds. The engineering process of estimating oil and natural gas reserves is complex and is not an exact science. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

        Estimates of reserves based on risk of recovery and estimates of expected timing and future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Because of the subjective nature of oil and natural gas reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

  •
  The amount and timing of oil and natural gas production;

  •
  The revenues and costs associated with that production; and

  •
  The amount and timing of future development expenditures.

        Over time, our independent petroleum engineering consultants may make material changes to reserve estimates by taking into account the results of actual drilling, testing, and production. Further, the potential for future reserve revisions, either upward or downward, is significantly greater than normal because a significant portion of our potential reserves are undeveloped.

        In accordance with SEC requirements, our estimates of proved reserves for 2014 were determined based on a historical 12-month average price as of the first day of each month during the fiscal year. As a result, the full effect of falling prices during the second half of 2014 are not reflected. In a given year, actual prices and costs may be materially higher or lower than those used to calculate our estimated proved reserves. Significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations may be limited to those scheduled to be drilled within the next five years.

        As of December 31, 2014 and 2013, approximately 41% and 36%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and natural gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

        Actual oil and natural gas prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this annual report on Form 10-K. A reduction in oil and natural gas prices, for example, would reduce the value of proved reserves and reduce the amount of oil and natural gas that could be economically produced, thereby reducing the quantity of reserves. We may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

        You should not assume that the present value of future net revenues referred to in this annual report on Form 10-K is the current market value of our estimated oil and natural gas reserves. The Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Our non-GAAP financial measure, PV-10 Value, is a similar reporting convention that we have disclosed in this annual report on Form 10-K. In accordance with SEC requirements, the standardized measure of estimated discounted future net cash flows from proved reserves are generally based on average twelve-month prices and costs as of the first day of each month during the fiscal year. Actual future prices and costs may be materially higher or lower than such prices and costs. Any change in consumption by oil and natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses for the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, nor does it reflect discount factors used in the marketplace for the purchase and sale of oil and natural gas properties. Conditions in the oil and natural gas industry and oil and natural gas prices will affect whether the 10% discount factor accurately reflects the market value of our estimated reserves.

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

        Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects. Compliance costs are significant. The exploration and production of oil and gas involves many risks concerning equipment and human operational problems that could lead to leaks or spills of petroleum products. These laws and regulations, particularly in California, Pennsylvania and Wyoming, are extensive, involve severe penalties and could change in ways that substantially increase our costs and associated liabilities. As a result, there can be no assurance that our anticipated production levels will be realized or that our estimates of proved reserves will not be negatively impacted.

        Part of the regulatory environment in which we operate includes, in some cases, federal and state requirements for performing or preparing environmental assessments, environmental impact statements, studies, reports and/or plans of development before commencing exploration and production activities. These regulations may impose significant costs and delays on our operations and, as a result, may hinder or limit the quantity of oil and natural gas we may ultimately be able to produce and sell.

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

        We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. Our operations are subject to regulation and permitting in various aspects, including, but not limited to:

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

  •
  calculation and payment of royalties;

  •
  gathering, transportation and marketing of oil and natural gas;

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

        See "Business—Regulations and Environmental Matters" for a more detailed discussion of laws and regulations affecting our operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

        Some of our completion activities and our operations in Pennsylvania involve the use of hydraulic fracturing, which is an important and common process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures are typically created through the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations in Pennsylvania. In California, our completion activities do not involve hydraulic fracturing, but do involve other technologies. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies, however, legislative and regulatory efforts at the federal, state and local government level where we operate have been made to render permitting and compliance requirements more stringent for hydraulic fracturing and other technologies used to increase production. For example, the City of Los Angeles is currently considering whether to amend its zoning code to restrict or prohibit hydraulic fracturing and other completion activities. This and similar proposals, if adopted, would likely increase our costs and make it more difficult, or impossible, to pursue some of our development projects.

        In addition, with increased public concern regarding the potential for hydraulic fracturing to adversely affect drinking water supplies, proposals have been made to enact federal, state and local legislation and regulations that would increase the regulatory burden imposed on hydraulic fracturing. For example, the U.S. Environmental Protection Agency, or the EPA, has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel fuels. The Safe Drinking Water Act regulates the underground injection of substances through the Underground Injection Control ("UIC") program and exempts hydraulic fracturing from the definition of "underground injection". However, Congress has from time to time considered legislation that would amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of "underground injection" and require federal permitting and regulatory control of hydraulic fracturing, as well as require disclosure of the chemical constituents of the fluids used in the fracturing process. The U.S. Congress may consider similar SDWA legislation in the future.

        In February 2014, the EPA asserted federal regulatory authority under the SDWA's UIC program over hydraulic fracturing involving diesel additives, and requested comments in May 2014 on a proposal to require disclosure of chemical ingredients in hydraulic fracturing fluids under the Toxic Substances Control Act. Because the EPA's Advanced Notice of Proposed Rulemaking did not propose any actual regulation, it is unclear how any federal disclosure requirements that add to any applicable state disclosure requirements already in effect may affect our operations. Further, on October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations, but has not yet proposed any such regulations. In addition, the U.S. Department of the Interior published a Supplemental Notice of Proposed Rulemaking on May 16, 2013 that would update existing regulation of hydraulic fracturing activities on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. This proposed rulemaking is currently pending. Studies by the EPA and other federal agencies are underway that focus on the environmental aspects of hydraulic fracturing activities, with draft reports expected for public comment and peer review in 2015. These studies could spur further regulation. Additional regulations adopted at the federal or state level could result in permitting delays and cost increases.

        Along with several other states, Pennsylvania has adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. The chemical ingredient information is generally available to the public via online databases, and this may bring more public scrutiny to hydraulic fracturing operations. In addition, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing, in particular. In Pennsylvania, although the legislature passed legislation to make regulation of drilling uniform throughout the state, the Pennsylvania Supreme Court in Robinson Township v. Commonwealth of Pennsylvania struck down portions of that legislation. Following this decision, local governments in Pennsylvania may adopt ordinances regulating drilling and hydraulic fracturing activities, especially within residential areas. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Our derivatives activities could result in financial losses or could reduce our income.

        In order to achieve a more predictable cash flow, reduce our exposure to adverse fluctuations in the prices of oil and natural gas, and comply with credit agreement requirements, we currently, and may in the future, enter into financial derivatives contracts affecting a portion of our oil and natural gas production. Financial derivatives contracts expose us to the risk of financial loss in some circumstances, including when:

  •
  production is less than expected;

  •
  the counterparty to the derivatives contract defaults on its contractual obligations; or

  •
  there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received.

        In addition, these types of derivatives arrangements limit the benefit we would receive from increases in the prices for oil and natural gas for the production affected by the financial derivatives contracts and may expose us to cash margin requirements or increased demands for collateral from our counterparties to such contracts.

        Financial uncertainties in the broader economy as a whole may increase the risk that a counterparty may default on its obligations, as was demonstrated by the recent sub-prime mortgage losses incurred by many banks and other financial institutions (and which prompted the U.S. Congress to attempt to mitigate such risks in the future through the Dodd-Frank Act). Such losses, if they occur, may affect the ability of the counterparties to meet their obligations to us on derivatives transactions, which would reduce our revenues from derivatives at a time when we are also receiving a lower price for our oil and natural gas sales. As a result, our financial condition could be materially or adversely affected.

        We have elected not to designate our commodity derivatives as cash flow hedges for accounting purposes. Accordingly, such contracts are recorded at fair value on our Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

The enactment of derivatives legislation, and the promulgation of regulations pursuant thereto, could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires, among other things, that the Commodity Futures Trading Commission ("CFTC") enact regulations affecting financial derivatives contracts and the parties who enter into them ("Swap Dealers" and "Major Swap Participants"). The nature and scope of the regulations, which may result in additional capital or margin requirements or other limitations relating to our use of financial derivatives contracts to hedge commodity price risk, could have an adverse effect on our ability to implement and execute our hedging strategy. In particular, a requirement to post cash collateral in connection with our financial derivatives positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our Third Amended and Restated Credit Facility (the "Credit Facility"). In addition, requirements and limitations imposed by the Dodd-Frank Act and the CFTC on our derivative counterparties could increase the costs of pursuing our hedging strategy. Finally, since the legislation was intended, in part, to decrease the volatility of commodity prices by restricting speculative trading in financial derivatives contracts our revenues could be negatively affected if the Dodd-Frank Act and CFTC regulations result in lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

        Under current CFTC regulations, a party whose core business is the exploration, production and sale of oil, natural gas or other energy commodities, and who is trading in financial derivatives solely for the purpose of hedging commercial risks associated with its core business, and who is not trading in financial derivatives solely for the purpose of earning a profit in the trading of such derivatives as a business in-and-of-itself, is not a "Swap Dealer" or "Major Swap Participant" within the meaning of the Dodd-Frank Act (unless it has positions the notional value of which are in excess of $8 billion, which would bring in only the largest of companies). Hedging by use of financial derivatives in this manner and subject to these restrictions puts such activity outside the reach of the CFTC and the Dodd-Frank Act. Moreover, physical forward transactions (transactions calling for physical delivery of a commodity in the future, which are not financial derivatives contracts) are specifically exempt from the reach of the CFTC and the Dodd-Frank Act. We do not believe that we meet the definition of "Swap Dealer" or "Major Swap Participant" and that the financial derivatives contracts that we enter into do not fall within the reach of the CFTC or the Dodd-Frank Act, but we cannot predict action by the CFTC with respect to any of these definitions or its future regulations, how these regulations will be interpreted or applied by the CFTC, or the effect that any of these regulations, as modified or applied in the future, will have on our hedging activities, or our ability to hedge at all.

        Our hedging activities could result in the imposition of additional administrative burdens on us and expenses to us. Although we do not expect to be deemed to be, or to be regulated as, as "Swap

Dealer" or "Major Swap Participant," our counterparties in financial derivatives contracts may be regulated as "Swap Dealers" or "Major Swap Participants" and, in order to comply with regulations applicable to them, these counterparties may require that we supply certain information to them from time-to-time, and may further require that we obtain a registration number to supply to the CFTC. Also, depending on the number and nature of our financial derivatives contracts that we may have open at any given time, the CFTC may require that we file with the CFTC certain reports. Compliance with these requests and requirements could result in increased administrative burdens upon and increased expenses to us.

Proposed changes to U.S. and state tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

        President Obama has made proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. Legislation has been introduced in Congress that would implement many of President Obama's proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities for oil and gas production, and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.

        We could also be adversely affected by future changes to applicable state tax laws and regulations. For example, proposals have been made to amend California State and local laws to impose "windfall profits," severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California and other localities may increase the likelihood that one or more of these proposals will become law. For example, in California, there have been proposals at the legislative and executive levels over the past several years for tax increases which have included a severance tax as high as 12.5% on all oil production in California. Although the proposals have not passed the California Legislature, the financial crisis in the State of California could lead to a severance tax on oil being imposed in the future.

        In February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices from the last day of each month. There can be no assurance that the impact fee will remain as currently structured or that new or additional taxes will not be imposed. In addition, there is currently no severance tax imposed on natural gas or oil in Pennsylvania. However on February 11, 2015, Pennsylvania Governor Tom Wolf proposed the Pennsylvania Education Reinvestment Act, a new severance tax targeting proceeds from production of unconventional natural gas wells within the state of Pennsylvania. The proposal includes a 5% tax on the value of the gas at the wellhead plus a 4.7cents per thousand cubic feet of volume severed. Additionally, no portion of the tax imposed in this legislation would be allowed to be deducted from royalty payments. The Governor's office has stated that this proposal would replace the existing impact fee. There is no assurance as to the final form of the proposal, or whether the proposal will be adopted. Changes to the current impact fee, or the imposition of a new severance tax, could negatively affect our future cash flows and financial condition; however, no assurance can be made until the severance tax is made final.

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

The geographic concentration of our oil reserves in California exposes us to more risks and may have a greater effect on our ability to sell our oil production than if our reserves were more geographically diversified.

        A substantial portion of our revenues are generated from oil sales and all of our oil reserves are located in California. Any regional events, including price fluctuations, natural disasters and restrictive regulations that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than if our reserves were more geographically diversified.

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

        We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under the full cost method, we are subject to quarterly calculations of a "ceiling" or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a write-down of our net oil and natural gas properties to the extent of such excess. A capitalized cost ceiling test impairment also reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are depressed or volatile.

        For 2014, 2013 and 2012, there was no ceiling test impairment on our oil and natural gas properties; however, a write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments in our estimated proved reserves. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and natural gas prices may have increased the applicable ceiling in the subsequent period. This and other factors could cause us to write down our oil and natural gas properties or other assets in the future and incur a non-cash charge against future earnings.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

        As of December 31, 2014, we own leasehold interests in approximately 73,355 shallow undeveloped net acres in the Washakie Basin of Wyoming that we believe may be prospective for CBM development and approximately 59,070 deep undeveloped net acres in areas we believe may be prospective for the Niobrara Shale and other deep formations. A large portion of our acreage in the Washakie Basin is not currently held by production. Unless production in paying quantities is established on units containing these leases, approximately zero net acres, 485 net acres and 506 net acres of these shallow leases will expire in 2015, 2016 and 2017, respectively. If our leases expire, we will lose our right to develop the related properties, and could lose up to a total of 45,595 net acres of shallow rights and 39,229 total net acres of deep rights in 2017.

        Our drilling plans for these areas are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Further, some of our acreage is located in areas where we do not hold the majority of the acreage and therefore it is likely that we will not be named the operator of these areas. As a non-operating leaseholder we have less control over the timing of drilling, and there is additional risk of expirations occurring in sections where we are not the operator. Any of these factors may have a material adverse effect on our future business, financial condition and results of operations.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

        Our operations in Pennsylvania involve utilizing some of the latest drilling and completion techniques as developed by us, other oil and gas exploration and production companies and our service providers. Risks that we face while drilling, including or as a result of the application of these techniques, include, but are not limited to, the following:

  •
  effectively controlling the level of pressure flowing from particular wells;

  •
  landing our wellbore in the desired drilling zone;

  •
  staying in the desired drilling zone while drilling horizontally through the formation;

  •
  running our casing the entire length of the wellbore; and

  •
  being able to run tools and other equipment consistently through the horizontal wellbore.

        Risks that we face while completing our wells, including or as a result of the application of these techniques, include, but are not limited to, the following:

  •
  the ability to fracture stimulate the planned number of stages;

  •
  the ability to run tools the entire length of the wellbore during completion operations; and

  •
  the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could have a material adverse effect on our business, financial condition or results of operations.

        Our future success depends largely on the success of our exploration, exploitation, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties depends in part on the evaluation of geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our costs of drilling, completing, producing and operating wells are often uncertain before drilling commences. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to pay the costs or return a profit. In addition, our drilling and producing operations, may be curtailed, delayed or canceled as a result of other factors, including:

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

  •
  adverse weather conditions;

  •
  lack of market demand for oil and natural gas;

  •
  damage to natural resources due to underground migration of hydraulic fracturing fluids;

  •
  pollution and other environmental damage, including spills or mishandling of recovered hydraulic fracturing fluids;

  •
  delays imposed by or resulting from compliance with environmental and other regulatory requirements;

  •
  shortages of or delays in the availability or delivery of drilling rigs and equipment; and

  •
  reductions in oil and natural gas prices.

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

All of our oil production in California is dedicated to one customer and as a result, our credit exposure to this customer is significant.

        We have entered into an oil marketing arrangement with Phillips 66 Company (formerly ConocoPhillips) under which Phillips 66 Company purchases all of our net oil production in California. We generally do not require letters of credit or other collateral to support these trade receivables. Accordingly, a material adverse change in their financial condition or their unwillingness to enter into future purchase arrangements could adversely impact our ability to sell our California oil, and thereby adversely affect our business, results of operations or financial condition.

Our development and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

        The oil and natural gas industry is capital intensive. We spend and will continue to need a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and natural gas reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under bank credit facilities, and the issuance of equity and debt securities. Without adequate financing we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include:

  •
  general economic, financial and market conditions;

  •
  oil and natural gas prices;

  •
  our market value and operating performance;

  •
  timely issuance of permits and licenses by governmental agencies;

  •
  the success of our CBM projects in the Washakie Basin;

  •
  the success of our waterflood recovery oil projects in the WTU and the NWU;

  •
  the success of our Marcellus Assets that we recently acquired;

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

        Additional financing sources may be required in the future to fund our developmental and exploratory drilling. Financing may not be available in the future under existing or new financing arrangements, or we may not be able to obtain the necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we may be forced to curtail drilling, acquisition and other operations, or sell some of our assets on an untimely or unfavorable basis. We would also face a possible loss of properties and a decline in our oil and natural gas reserves, which would have an adverse effect on our business, financial condition and results of operations.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

        Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future success depends on our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when production occurs, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. Furthermore, if oil and natural gas prices increase, our costs for additional reserves could also increase. Thus, our future oil and natural gas reserves and production, cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to find, finance, acquire or develop additional reserves to replace our current and future production at acceptable costs.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal and weather conditions, regulatory approvals, oil and natural gas prices, costs and expenses, and drilling and production results. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled, or if we will be able to produce natural gas or oil from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operations.

We face significantly increasing water injection and disposal regulations and costs in our drilling operations.

        Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations.

        Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Clean Water Act and similar state laws impose restrictions and strict controls on the discharge of produced waters and other natural gas and oil waste where such discharges could affect surface or ground waters. For example, state and federal regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. We must obtain permits for certain discharges into waters and wetlands and for construction activities that may affect regulated water resources. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. The Clean Water Act and similar state laws provide for civil, criminal and/or administrative penalties for any unauthorized discharges of pollutants, reportable quantities of oil and other hazardous substances. Moreover, sending wastewater to publicly-owned treatment works in Pennsylvania requires certain levels of pretreatment that may effectively prohibit such disposal, and our continued ability to use injection wells as a disposal option not only will depend on federal or state regulations, but also on whether available injection wells have sufficient storage capacities. Compliance with current and future federal, state and local environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be accurately predicted.

We face increasing natural gas disposal regulations and costs in our Wilmington oil operations that could limit our oil production.

        The State of California and the EPA have restrictive regulations for the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow along with increasing oil production, particularly in the WTU. Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew since that time, the excess gas produced but not consumed by our microturbines began to exceed our gas flare limitation. In March 2008, we presented our plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits requested the authority to install and operate certain pieces of new best available control technology equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to a ceiling of 5,000 barrels of oil per day at the Wilmington Townlot Unit. As requested by the SCAQMD, in 2012 the Company began preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and the installation of gas transportation, compression and related equipment that will be required to sell excess gas through a local gas utility company to third parties. This additional CEQA analysis was completed in late 2014, and construction permits were issued by the SCAQMD. Warren is currently constructing and installing the gas transportation, compression and related equipment, and will schedule governmental inspections of the system and its operating capabilities in late 2015. Any delays in obtaining equipment or constructing the system; any delays by regulatory agencies or public utilities in approving or inspecting the operation of the system or issuing permits in the future to operate the system or dispose of the natural gas, or our inability to locate a third party to purchase the excess gas could limit our future oil production levels until such matters are resolved.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

        Market conditions or the unavailability of satisfactory oil and natural gas processing or transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened in our CBM operations where this infrastructure is less developed than in our oil operations. For example, there is limited pipeline capacity in the southern portion of the Washakie Basin. Also, as production volumes grow in the Atlantic Rim area, additional pipeline capacity and gas compression will be required.

        We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market oil and natural gas is affected and may be harmed by:

  •
  the lack of pipeline transmission facilities or carrying capacity;

  •
  federal and state regulation of oil and natural gas production; and

  •
  federal and state transportation, taxation and energy policies.

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

We may be affected by climate change and market or regulatory responses to climate change.

        Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions, caps, taxes, or other controls on emissions of greenhouse gasses, including exhaust from generators, engines and flaring of excess natural gas, could significantly increase our operating costs. Restrictions on emissions could also affect businesses that (a) use oil and natural gas to produce energy, or (b) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the oil and natural gas commodities, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our oil and natural gas commodity purchasers and the markets for certain of the commodities in an unpredictable manner, including, for example, the impacts of ethanol incentives on farming and ethanol producers and tax credits for wind turbine and solar power generation. We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Finally, some scientists have concluded that increasing concentrations of greenhouse gases, or GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could reduce the demand for oil and natural gas commodities and have a material adverse effect on our results of operations, financial condition and liquidity. For a more detailed discussion, please see "Business—Regulations and Environmental Matters—Climate Change Legislation and Greenhouse Gas Regulations."

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

  •
  the risk that reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

  •
  the risk of title defects discovered after closing;

  •
  inaccurate assumptions about revenues and costs, including synergies;

  •
  significant increases in our indebtedness and working capital requirements;

  •
  an inability to transition and integrate successfully or timely the businesses we acquire;

  •
  the cost of transition and integration of data systems and processes;

  •
  the potential environmental problems and costs;

  •
  the assumption of unknown liabilities;

  •
  limitations on rights to indemnity from the seller;

  •
  the diversion of management's attention from other business concerns;

  •
  increased demands on existing personnel and on our corporate structure;

  •
  disputes arising out of acquisitions;

  •
  customer or key employee losses of the acquired businesses; and

  •
  the failure to realize expected growth or profitability.

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

        Oil and natural gas operations in Wyoming can be adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife, the environment and related matters. Our operations in Wyoming are conducted in areas subject to extreme weather conditions and in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions, as well as lease stipulations. In certain areas on federal lands, drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, and could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel could adversely affect our business.

        We depend to a large extent on the efforts and continued employment of our executive management team and other key personnel. The loss of the services of our key personnel could adversely affect our business, and we do not maintain key man insurance on the lives of these persons.

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

A payment default or an acceleration under our Credit Facility could result in an event of default and acceleration of indebtedness under the Senior Notes.

        If the indebtedness under the Senior Notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, our obligations under our Credit Facility are collateralized by perfected first-priority liens and security interests on substantially all of the oil and gas assets of the Company and the Guarantors (as defined herein), and is guaranteed by the Guarantors, which are three wholly-owned subsidiaries of the Company, and if we are unable to repay our indebtedness under the Credit Facility, the lenders could seek to foreclose on our assets.

We do not insure against all potential operating risks. We may incur substantial losses and be subject to substantial liability claims as a result of various lawsuits, which may not be fully covered by our insurance.

        Our insurance coverage does not cover all potential risks, losses, costs, or liabilities. We ordinarily maintain insurance against various losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses. Our operations could be subject to earthquakes, mudslides, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, extreme weather conditions and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured for these types of occurrences. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. A substantial portion of our oil properties and operations are located in southern California near major earthquake faults. Our revenues and income could be adversely affected if our operations in these locations are disrupted for any reason, including natural disasters or environmental, public health, or political issues. The ultimate impact of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

        Our oil and natural gas exploration and production activities are subject to numerous hazards and risks associated with drilling for, operating, producing and transporting oil and natural gas, and any of these risks can cause substantial losses resulting from:

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

        Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us. Many of these risks are not insured because the cost of available insurance, if any, is excessive. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations. See "Business—Operating Hazards and Insurance."

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

        We operate in highly competitive areas of oil and natural gas exploration, exploitation, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies, as well as from both major and other independent oil and natural gas companies, in each of the following areas:

  •
  acquiring desirable producing properties or new leases for future exploration;

  •
  marketing our oil and natural gas production;

  •
  integrating new technologies; and

  •
  acquiring the equipment, personnel and expertise necessary to develop and operate our properties.

        Many of our competitors have financial, managerial, technological and other resources substantially greater than ours. These companies may be able to pay more for exploratory prospects and productive oil and natural gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. To the extent our competitors are able to pay more for properties than we are, we will be at a competitive disadvantage. Further, many of our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties, and consummate transactions in this highly competitive environment.

Defects in the title to any of our oil and natural gas interests could result in the loss of some of our oil and natural gas properties or portions thereof, or liability for losses resulting from defects in the assignment of leasehold rights.

        We obtain interests in oil and natural gas properties with varying degrees of warranty of title, such as general, special or quitclaim or without any warranty. We acquired our interests in the WTU in 1999 and 2005 with no title opinion as to the interests we acquired, which may ultimately prove to be less than the interests we believe we own. The prior owner had acquired its interests from a third party that, in turn, had acquired its interest from Exxon Corporation with no warranty of title. Exxon had owned the WTU for over 25 years before its sale in 1997. Similarly, when we acquired our interest in the NWU in December 2005, we had no title opinion prepared as to the interests acquired. The prior owner had owned the NWU for over 15 years, acquired the NWU from Sun Oil Corporation, which had owned the NWU for over 20 years before its sale in 1990 without warranty of title. Losses of title to the WTU or the NWU may result from title defects or from ownership of a lesser interest than we believe we acquired. In other instances, title opinions may not be obtained if in our discretion it would be uneconomical or impractical to do so. Furthermore, in certain instances we may determine to purchase properties even though certain technical title defects exist if we believe it to be an acceptable risk under the circumstances. These situations increase the possible risk of loss and could potentially result in total loss of title to some or all of the properties we purchased.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

        A prospect is a property on which we have identified what our geoscientists believe, based on available seismic and geological information, to be indications of oil or natural gas. Our prospects are in various stages of evaluation, and range from a prospect that is ready to drill to a prospect that will require substantial additional geological or seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively, prior to drilling and testing, whether natural gas or oil will be present or, if present, whether oil or natural gas will be present in sufficient quantities to recover drilling or completion costs or be economically viable. If we drill wells in our current and future prospects that are identified as non-economic wells or dry holes, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

As co-venturer in joint ventures, we are liable for various obligations of those joint ventures.

        We have entered into joint ventures in the past and may do so again in the future. As a co-venturer, we are contingently liable for the obligations of the joint venture, including responsibility for day-to-day operations and liabilities which cannot be repaid from joint venture assets, insurance proceeds or indemnification by others. In the future, we might be exposed to litigation in connection with joint venture activities, or find it necessary to advance funds on behalf of joint ventures to protect the value of the oil and natural gas properties by drilling wells to produce undeveloped reserves or to pay lease operating expenses in excess of production. These activities may have a material adverse effect on our business, financial condition and results of operations

Our role as co-venturer in joint ventures may result in conflicts of interest, which may not be resolved in our best interests or the best interests of our noteholders.

        We have entered into joint ventures in the past and may do so again in the future. Our role as co-venturer in joint ventures may result in conflicts of interest between the interests of those entities and our noteholders. Any resolution of these conflicts may not always be in our best interests and may have a material adverse effect on our business, financial condition and results of operations.

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

        A portion of our business activities is conducted through joint operating or other agreements under which we own partial ownership or working interests in oil and natural gas properties. We may not operate all of the properties in which we have an interest and may not have the ability to remove the operator in the event of poor performance. As a result, in such situations, we may be limited in our ability to influence normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of our wells to adequately perform operations, or an operator's breach of the applicable agreements, could reduce our revenues and production. Therefore, the success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including:

  •
  timing and amount of capital expenditures;

  •
  expertise and financial resources;

  •
  inclusion of other participants in drilling wells; and

  •
  use of technology.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

        If domestic drilling activity increases, particularly in the fields in which we operate a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times for rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rises in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Although we own a drilling rig for use in the WTU, shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

Failure of our internal control over financial reporting could harm our business and financial results.

        The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process that provides reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely, or to detect and prevent fraud.

We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

        In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note A to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material adverse effect on our results of operations.

Computer security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of our business, we collect and store sensitive data in our computer data centers and networks. This data includes intellectual property, our proprietary business information, lists of customers, suppliers and business partners, information concerning our oil and natural gas lessors and minerals, royalty and working interest owners, as well as our employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, a disruption of our operations, and damage to our reputation; all of which could adversely affect our business.

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

        As of December 31, 2014, we had 80,754,225 shares of common stock issued, 43,423 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 1,987,159 shares of common stock were issuable upon exercise of outstanding options, and 689,370 shares of restricted stock are issuable upon vesting. Pursuant to a registration rights agreement to which we are party with Citrus, Citrus may require us to file one or more prospectus supplements to the registration statement on Form S-3 we have filed with the SEC for the resale of shares, and any shares sold pursuant to such prospectus supplements would become eligible for sale without restriction by persons other than our affiliates. Additionally, our directors and executive officers, beneficially hold approximately 8% of the outstanding shares of our common stock. If our stockholders sell significant amounts of common stock in any public market that develops or exercise their registration rights and sell a large number of shares, the price of our common stock could be negatively affected. If we were to include shares held by those holders in a registration statement pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock or impede such an offering altogether.

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

        In particular, our stock price was very volatile during 2014, trading between $1.20 and $7.02 per share. In the event that the average closing price of our common stock does not equal or exceed $1.00 per share over a period of 30 consecutive trading days, we will be out of compliance with NASDAQ listing requirements and may become subject to delisting procedures. If our common stock is delisted from the NASDAQ Global Market, such delisting could negatively impact the market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, and limit our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

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

        We believe that we have satisfactory title to the properties owned and used in our business, subject to customary liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements, and easements and restrictions that do not materially detract from the value of the properties, our interests in the properties, or the use of the properties in our business. We believe our properties are adequate and suitable for us to conduct business in the future.

Item 3:    Legal Proceedings

        In 2005, Warren recorded a provision for $1.8 million relating to a contingent liability resulting from a lawsuit originally filed in 1998 by Gotham Insurance Company ("Gotham") in the 81st Judicial District Court of Frio County, Texas (Gotham Insurance Company v. Pedeco, Inc., et al.,) seeking a refund of approximately $1.8 million paid by Gotham and other insurers under an insurance policy issued for a well blow-out that occurred in 1997. After several appeals to the Texas Court of Appeals and the Texas Supreme Court, the case was remanded to the trial court for further proceedings. On January 22, 2010 the trial court awarded Gotham $1,823,156 and also awarded prejudgment interest at the rate of 5% per annum in the amount of $976,011. As a result of the January 2010 Summary Judgment, Warren recorded an additional provision of $1.3 million in the fourth quarter of 2009 relating to this contingent liability. On July 7, 2010, Warren E&P posted a supersedeas bond with the court and commenced to appeal the order of the trial court to the Texas Court of Appeals. On April 18, 2012, the Texas Court of Appeals reversed the judgment of the trial court and rendered its appellate decision in favor of Warren ruling that Gotham Insurance take nothing against Warren. Additionally, the Texas Court of Appeals ordered that Warren can recover all costs of the appeal from Gotham. In response, Gotham filed a petition with the Texas Supreme Court seeking a review of the ruling. On April 19, 2013, the Supreme Court granted Gotham's petition for a review of the Court of

Appeals ruling. On March 21, 2014, the Court ordered that the case be remanded to the Court of Appeals for reconsideration on the merits of Gotham's potential contractual claims for reimbursement. On August 29, 2014, the El Paso Court of Appeals referred the case for mediation in advance of trial. On October 21, 2014, the parties concluded a final settlement agreement settling all claims arising out of the original lawsuit filed in 1998 and filed a joint motion to render judgment effectuating the settlement agreement with the El Paso Court of Appeals on October 22, 2014. Pursuant to the terms of the settlement agreement, Warren paid Gotham a total of $2 million on October 24, 2014 in full and final settlement of all such claims. The El Paso Court of Appeals rendered final judgment in November 2014 and the supersedeas bonds were released in January 2015.

        On November 3, 2014, Warren E&P was named as a defendant in a lawsuit in the Los Angeles County Superior Court, captioned Brandt Haas v. Warren E&P, Inc., Case No. BC562435, involving a claim disputing royalty payments made from the Company's operation at the Wilmington Townlot Unit. The plaintiff seeks to certify a class of all Wilmington Townlot Unit royalty owners who have received royalty payments since November 2010. Although the Company has not yet responded to this complaint, the Company denies plaintiff's allegations. The Company is unable to estimate a possible loss, or range of possible loss, if any, in this case.

        We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, management believes that the ultimate outcome of such matters will not have a material effect on the Company's financial condition or results of operations.

Item 4:    Mine Safety Disclosures

        Not applicable.

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 31, 2014
First Quarter	$5.27	$3.04
Second Quarter	6.24	4.31
Third Quarter	7.02	5.19
Fourth Quarter	5.38	1.20
Year Ended December 31, 2013
First Quarter	$3.35	$2.56
Second Quarter	3.25	2.46
Third Quarter	3.08	2.58
Fourth Quarter	3.47	2.84

        On March 10, 2015, the closing sales price for our common stock as reported by the NASDAQ Global Market was $1.01 per share.

Holders

        As of March 10, 2015 there were approximately 1,800 holders of our common stock.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. Dividends are also restricted under the terms of our Credit Facility and the indenture governing our Senior Notes. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stockholder Return Performance Presentation

        The following common stock performance graph shows the performance of Warren Resources common stock through December 31, 2014. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

  •
  A $100 investment was made in Warren common stock and each index on December 31, 2009.

  •
  All dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter.

        The indices in the performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2009, which is a composite index consisting of 84 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies, and a peer group index comprised of 8 United States companies engaged in oil and natural gas operations whose stocks were traded on the NASDAQ or the NYSE during the period from December 31, 2009 through

December 31, 2014. The companies that comprise the peer group are Abraxas Petroleum Corporation, Callon Petroleum Corp., Gastar Exploration, Goodrich Petroleum Corporation, Panhandle Royalty Company., PDC Energy Corp., PetroQuest Energy, Inc., and Resolute Energy Corporation, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production.

Fiscal Year Ended December 31
(in US Dollars)

	2009	2010	2011	2012	2013	2014
Warren Resources, Inc.	100	184.49	133.06	114.69	128.16	65.71
S&P 500 Index	100	112.80	112.78	127.90	165.76	184.64
Dow Jones US Oil & Gas Index	100	117.46	120.19	123.33	122.86	135.11
Peer Group	100	131.88	117.15	97.48	141.76	89.96

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

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2014, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	64,100	$2.42	—
2010 Stock Incentive Plan	6,950,000	2,612,429	$4.02	3,135,085

Total	8,925,000	2,676,529	$3.99	3,135,085

Item 6:    Selected Consolidated Financial Data

        The following tables present selected financial and operating data for Warren and its subsidiaries as of and for the periods indicated. You should read the following selected data along with "Item 7:—Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the related notes and other information included in this annual report on Form 10-K. The selected financial data as of December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from our financial statements, which were audited by Grant Thornton LLP, independent auditors, and were prepared in accordance with accounting principles generally accepted in the United States of America. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Oil & gas sales	$145,385	$127,925	$121,797	$103, 371	$88,275
Transportation revenue	5,338	919	—	—	—

Total revenues	150,723	128,844	121,797	103,371	88,275

Lease operating expenses and taxes	48,357	36,779	33,072	30,637	28,845
Depreciation, depletion and amortization	56,489	44,806	47,172	30,517	21,993
Transportation expense	2,403	311	—	—	—
Acquisition expense	4,198	—	—	—	—
General and administrative	15,271	15,389	19,844	14,819	15,358

Total costs and operating expenses	126,718	97,285	100,088	75,973	66,196

Income from operations	24,005	31,559	21,709	27,398	22,079
Other income and expense:
Interest and other income	2,396	5,362	90	77	247
Interest expense	(9,643)	(2,995)	(3,311)	(3,188)	(3,500)
Gain (loss) on derivatives	7,445	(3,477)	(2,975)	(2,726)	1,528
Loss on contingent consideration	(190)	—	—	—	—

Total other income (expense)	8	(1,110)	(6,196)	(5,837)	(1,725)
Income before income taxes	24,013	30,449	15,513	21,561	20,354
Income tax (benefit) expense	(17)	64	(7)	(78)	(29)

Net income before dividends and accretion	24,030	30,385	15,520	21,639	20,383
Preferred dividends and accretion	10	10	10	10	18

Net income applicable to common stockholders	$24,020	$30,375	$15,510	$21,629	$20,365

Earnings per share—Basic	$0.31	$0.42	$0.22	$0.31	$0.29
Earnings per share—Diluted	$0.31	$0.42	$0.22	$0.30	$0.29
Weighted average shares outstanding—Basic	76,541,400	72,390,584	71,376,046	70,830,855	70,382,517
Weighted average shares outstanding—Diluted	76,685,511	72,546,209	72,096,672	72,047,488	71,429,110
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$84,005	$79,353	$66,837	$46,756	$45,321
Investing activities	(415,305)	(71,842)	(79,657)	(64,176)	(29,082)
Financing activities	321,383	(4,366)	10,681	16,942	(22,385)

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,703	$11,620	$8,475	$10,614	$11,092
Total assets	818,680	394,805	352,744	323,632	272,596
Total long-term liabilities (including current maturities)	468,739	126,021	130,039	110,327	87,883
Stockholders' equity	292,552	226,093	193,042	174,091	150,674

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

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, our recently acquired position in the Marcellus Shale in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in the Rocky Mountain region.

        As of December 31, 2014, we owned natural gas and oil leasehold interests in approximately 113,307 gross (84,240 net) acres, approximately 70% of which were undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total estimated net proved reserves are located on approximately 30% of our net acreage.

Liquidity and Capital Resources

        Our cash and cash equivalents decreased $9.9 million during 2014 to $1.7 million at December 31, 2014. This resulted from cash provided by operating activities and financing activities of $84.0 million and $321.4 million respectively offset by cash used in investing activities of $415.3 million.

        Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities primarily represents the acquisition of our Marcellus acreage and development of our oil and gas assets. Cash provided by financing activities primarily represented net proceeds from our private offering of high yield notes during the year.

        On August 11, 2014, the Company entered into a five-year Third Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent (the "Agent"), and various other lenders named therein (the "Credit Facility"). The Credit Facility provides for a revolving credit facility up to the least of: (i) $750 million, (ii) the Borrowing Base, or (iii) the Draw Limit requested by the Company. The Credit Facility matures on August 11, 2019, is guaranteed by Warren Resources of California, Inc., Warren Marcellus LLC and Warren E&P, Inc. (collectively, the "Guarantors") and is secured by substantially all of the oil and gas assets of the Company and the Guarantors. In August 2014, the borrowing base was $225 million. The borrowing base is subject to semi-annual redeterminations in April and October of each year in accordance with the lenders' customary procedures and practices. In addition, the borrowing base may be redetermined in connection with the occurrence of specified events and both the Company and the Agent (or the Agent at the request of the required lenders) have the right to request one additional redetermination between each scheduled borrowing base redetermination.

        The recent decline in oil and gas prices has resulted in banks reducing the price decks upon which borrowing bases are set. Our current borrowing base was set using a price deck higher than the current price deck used by the lending institutions in our syndicate. Therefore, it is likely that our borrowing base will be reduced, perhaps significantly, in the regular semi-annual redetermination upcoming at the end of March 2015.

        The Company is subject to various covenants required by the Credit Facility, including the maintenance of the following financial ratios: (1) a minimum current ratio of not less than 1.0 to 1.0 (including the unused borrowing base and excluding unrealized gains and losses on derivative financial instruments), and (2) a minimum annualized consolidated EBITDAX (as defined in the Credit Facility) to net interest expense of not less than 2.5 to 1.0. Our ability to comply with some of these covenants may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. For example, continuation of low oil and gas prices or their further deterioration could significantly reduce cash flow, which is critical to these covenants.

        Depending on the level of borrowing base usage, the annual interest rate on each loan under the Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the LIBOR rate plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", which has an interest rate equal to the sum of the "Base Rate", calculated to be the highest of: (i) the Agent's prime rate of interest announced from time to time; (ii) the Federal Funds rate most recently determined by the Agent plus 0.50%; or (iii) the one month LIBOR rate plus 1.00%, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. As of December 31, 2014, the Company had borrowed $134.7 million under the Credit Facility and was in compliance with all covenants. If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lenders. During 2014, the Company incurred $2.8 million of interest expense under the Credit Facility of which approximately $0.2 million was accrued as of December 31, 2014. The weighted average interest rate as of December 31, 2014, was 2.4%.

        If the Credit Facility's borrowing base is reduced to a level below current borrowings and upon notice from the Agent of such deficiency, the Company would be obligated to either: (i) reduce the deficiency by 100% within 30 days; (ii) reduce the deficiency by 25% on the 90th, 120th, 150th and 180th day after receipt of such notice, or (iii) provide the Agent with additional security in an amount to eliminate such deficiency.

        On August 11, 2014, the Company issued $300.0 million of 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the "Senior Notes"). Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

        During 2014, the Company had net income of $24.0 million (including a $7.4 million gain on derivative financial instruments). This compares to 2013 when the Company had net income of $30.4 million (including a $3.5 million loss on derivative financial instruments) and a net income of $15.5 million in 2012 (including a $3.0 million loss on derivative financial instruments). At December 31, 2014, current assets were approximately $30.7 million less than current liabilities. As of March 10, 2015, the Company has a borrowing base of $225 million and $153.7 million outstanding under the Credit Facility.

        The Company's proved reserves increased as of December 31, 2014 compared to prior years. The 2014 increase was primarily due to the acquisition of acreage in the Marcellus Shale in Pennsylvania. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2014, our oil lease operating expenses were $24.61 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2014, our natural gas lease operating expenses were $2.10 per Mcf of gas produced. The Company's estimated proved reserves are based on assumptions that may prove to be inaccurate. The Company's estimated proved reserves for the periods indicated are listed below.

	Years Ended December 31,
	2014	2013	2012
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	16,794	16,074	16,380
Net natural gas reserves (MMcf)	327,328	106,028	51,236

Total Net Proved Oil and Natural Gas Reserves (MBoe)	71,349	33,745	24,919

Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$460,059	$379,310	$337,786
Proved undeveloped	149,067	124,396	157,127

Total	609,126	503,706	494,913
Less: future income taxes, discounted at 10%	54,059	28,705	35,033

Standardized measure of discounted future net cash flows (in thousands)	$555,067	$475,001	$459,880

Prices Used in Calculating Reserves:
Oil (per Bbl)	$86.71	$97.33	$104.27
Natural Gas (per Mcf)	$3.22	$3.43	$2.51
Proved Developed Reserves (MBoe)	42,439	21,518	16,603

2014 and 2015 Capital Expenditure Program

        During 2014, we invested $108.7 million in our capital expenditure program. The Company drilled 36 wells in California (24 producers and 12 injectors). The cost associated with the new oil wells in California was $64.5 million and the facility and lease costs were $8.6 million. The costs associated with drilling 31 coalbed methane wells in Wyoming was $27.9 million. The remaining expenditures were invested in the Marcellus asset and the Leroy Pines project in California.

        The Company forecasts a 2015 capital expenditure budget of $21 million, consisting of $8 million for California facilities and $13 million for drilling two upper Marcellus wells in Pennsylvania. Due to low commodity prices this capital expenditure budget does not provide for drilling activity in California or Wyoming in 2015. The amount and allocation of budgeted capital expenditures excludes capital expenditures for acquisitions. The Company intends to fund 2015 capital expenditures with cash flows from operations.

        See "Item 1A: Risk Factors" for risks and factors which could have a material adverse effect on our business, financial condition and results of operations.

Stock Based Equity Compensation Plan Information

        At December 31, 2014, we had approximately 0.4 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 0.4 million outstanding vested options, zero had exercise prices below the closing market price of our common stock on December 31, 2014 of $1.61.

        For additional detail about our stock based equity compensation plans, see "Executive Compensation—Employee Benefit Plans" under Item 11 and as incorporated by reference from our Proxy Statement on Schedule 14A to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2014, 2013 and 2012.

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

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09, but the standard is not expected to have a significant effect on its consolidated financial statements.

        In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        Oil and gas sales.    Revenue from oil and gas sales increased $17.5 million during 2014 to $145.4 million, a 14% increase compared to 2013. This increase primarily resulted from an increase in gas production from our Marcellus Assets. Net gas production for 2014 and 2013 was 16.1 Bcf and 6.2 Bcf, respectively. The average realized price per Mcf of gas for 2014 and 2013 was $3.06 and $3.31, respectively. Net oil production for 2014 and 2013 was 1.1 MMbbls and 1.1 MMbbls, respectively. Additionally, the average realized price per barrel of oil for 2014 and 2013 was $86.02 and $97.12, respectively.

        Transportation Revenue.    We receive fees for transporting third-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming interstate Company ("WIC") pipeline system. Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas, which allows us to recognize revenue for the transportation fee we charge. Transportation and gathering revenue totaled $5.3 million and $0.9 million respectively for 2014 and for the months of November and December in 2013.

        Lease operating expense.    Lease operating expense increased 31% to $48.4 million ($12.73 per boe) for 2014 compared to $36.8 million ($17.16 per boe) in 2013. Primarily this reflects an increase in operating expense resulting from our Marcellus Assets.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $11.7 million for 2014 to $56.5 million, a 26% increase compared to 2013. This increase is driven by an increase to our full cost pool as a result of the acquisition of the Marcellus Assets during the third quarter of 2014.

        Transportation Expense.    Commencing in November 2013, we changed the point of sale for our Atlantic Rim gas which allows us to recognize revenue and the associated expense of operating our pipeline. Pipeline operating expenses totaled $2.4 million and $0.3, respectively, for 2014 and for the months of November and December in 2013.

        Acquisition expenses.    Acquisition expenses totaled $4.2 million for 2014 which resulted from the purchase of the Marcellus Assets during the third quarter of 2014.

        General and administrative expenses.    General and administrative expenses decreased $0.1 million in 2014 to $15.3 million, a 1% decrease compared to 2013. This decrease reflects lower salary, bonus and stock option expense in 2014 compared to 2013, as several higher paid individuals departed the Company during the year.

        Interest expense.    Interest expense increased to $9.6 million in 2014 compared to $3.0 million in 2013. The increase results from the issuance of $300 million of 9% senior notes in August 2014 to partially fund the acquisition of our Marcellus Assets.

        Interest and other income.    Interest and other income decreased $3.0 million in 2014 to $2.4 million. This decrease primarily resulted from an adjustment made in 2013 relating to post-production costs being charged to royalty owners in the Wilmington Townlot Unit in California.

        Gain (loss) on derivative financial instruments.    Derivative gains of $7.4 million were recorded during 2014. This amount reflects $34,000 of realized losses and $7.5 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps.

        Loss on contingent consideration.    A $0.2 million loss from the contingent consideration related to the acquisition of our Marcellus Assets. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2014, we had a net operating loss carryforward for federal income tax purposes of approximately $236 million. Also as of December 31, 2014, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards are estimated to begin to expire in 2019.

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

Debentures

        As of December 31, 2014 , we had outstanding $1.6 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2014 was approximately $1.42 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2014. The conversion prices listed below will remain to the maturities of the bonds.

Debentures	Outstanding at December 31, 2014	Conversion Price as of December 31, 2014	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2015
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$835	$50.00	$746	$100
12% Convertible secured Debentures due December 31, 2022	801	$50.00	676	96

	$1,636		$1,422	$196

9% Senior Notes due 2022

        On August 11, 2014, the Company issued $300.0 million of 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the "Senior Notes"). Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1, commencing February 1, 2015.

        We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017. We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017. If we sell certain of our assets or experience certain kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders. The Senior Notes are fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and will be fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions.

        The table below reflects the outstanding Senior Notes, the fair market value of the Notes and the estimated cash outlay for the payment of interest for 2015. There have been no equity offerings since the issuance of the Senior Notes.

9% Senior Notes (in thousands)	Outstanding at December 31, 2014	Fair Market Value of Senior Notes	Interest for 2015
9% Senior Notes Due August 1, 2022	$300,000	$195,000	$27,000

Preferred Stock

        As of December 31, 2014, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2014, no shares of our convertible preferred stock converted into common shares. The preferred stock is convertible into common shares on a 1 to 0.5 basis. Dividends on preferred shares totaled approximately $10,000 and $10,000 for the years ended December 31, 2014 and 2013, respectively.

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

        The preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2014, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

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

Contractual Obligations

        The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.42 million at December 31, 2014. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

        Additional contracts were assumed by the company as a result of the acquisition of our Marcellus Assets, including a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (23 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (84 months remain on the contract). If the Company exceeds the 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

        The contracts also call for several additional fees, not included in the table below. The additional fees include a Lateral Commodity Fee of $0.055 per Mcf up to 150 Bcf of gas gathered, Gathering Commodity Rate of $0.04 per Mcf up to 15,000 Mcf per day per month for certain receipt points, a Gathering Demand Rate of $0.10 per Mcf up to 15,000 Mcf per day per month for certain receipt points, and a Compression Fee of $0.205 per MCF of gas delivered to certain receipt points. For any amount in excess of the 15,000 Mcf delivered to certain receipt points for the Gathering Demand and Commodity Rates the company is obligated to pay 50% of the fees which are adjusted for inflation annually by the CPI index.

	Payments due by period
Contractual Obligations As of December 31, 2014	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Credit Facility(1)	$134,749	$—	$—	$134,749	$—
Bonds(1)	1,636	164	280	226	966
Senior Notes(1)	300,000	—	—	—	300,000
Drilling Commitments	4,401	4,401	—	—	—
Marcellus Lateral Demand Fee	2,116	1,104	1,012	—	—
Marcellus Transportation Fee	103,665	14,892	29,784	29,784	29,205
Leases	6,659	1,020	1,889	1,868	1,882

Total	$553,226	$21,581	$32,965	$166,627	$332,053

(1)
The amounts included in the table represent the outstanding principal amounts only. Does not include estimated interest of $30.6 million less than one year, $62.1 million 1-3 years, $61.8 million 3-5 years and $70.2 million thereafter, payable with respect to the Credit Facility, the Debentures and the Senior Notes.

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

        The following table summarizes our open financial derivative positions as of March 10, 2015 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	02/01/15 - 09/30/15	1,300 Bbl/d	$50.00
NYMEX Oil	Swap	03/01/15 - 09/30/15	400 Bbl/d	$57.07
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMbtu/d	$4.18
NYMEX Gas	Swap	01/01/15 - 06/30/15	3,000 MMbtu/d	$4.02
NYMEX Gas	Swap	01/01/15 - 03/31/15	20,000 MMbtu/d	$4.54
NYMEX Gas	Swap	04/01/15 - 10/31/15	10,000 MMbtu/d	$3.20
NYMEX Gas	Swap	04/01/15 - 10/31/15	10,000 MMbtu/d	$3.16
NYMEX Gas	Swap	02/01/15 - 12/31/15	15,000 MMbtu/d	$2.94
NYMEX Gas	Swap	03/01/15 - 06/30/15	10,000 MMbtu/d	$2.97
NYMEX Gas	Swap	04/01/15 - 03/31/16	5,000 MMbtu/d	$3.05

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

        At December 31, 2014, we had debt outstanding under our Credit Facility of $134.7 million. Depending on the current level of borrowing base usage, the annual interest rate on each borrowing under the Credit Facility will be at our option either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the LIBOR rate plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", which has an interest rate equal to the sum of the "Base Rate", calculated to be the highest of: (i) the Agent's prime rate of interest announced from time to time; (ii) the Federal Funds rate most recently determined by the Agent plus 0.50%; or (iii) the one month LIBOR rate plus 1.00%, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. During 2014, the Company incurred $2.8 million of interest under the Credit Facility of which approximately $0.2 million of interest was accrued at December 31, 2014. At December 31, 2014, the weighted average interest rate on our Credit Line was 2.4%. A 1% increase in this rate would result in annual additional interest of $1.3 million.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Interim Chief Executive Officer and the Chief Financial Officer, as of December 31, 2014, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief

Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

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

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on June 3, 2015 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014) which is incorporated herein by reference.

        The Company's Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer can be found on the Company's internet website located at www.warrenresources.com. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company intends to disclose the information on its internet website. This information will remain on the website for at least 12 months.

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

        (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description
2.1	(39)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2	(40)	Amendment to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

3.1	(17)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(14)	Bylaws of the Registrant, dated June 2, 2004

3.3	(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4	(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5	(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6	(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7	(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1	(18)	Specimen Stock Certificate for Common Stock (Maryland)

Exhibit No.		Description
4.2	(6)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3	(42)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4	(43)	Form of Note (included in Exhibit 4.3)

4.5	(41)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.6	(44)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Initial Purchasers of the 9% Senior Notes due 2022

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(3)*	2001 Stock Incentive Plan

10.4	(4)*	2001 Key Employee Stock Incentive Plan

10.5	(5)*	Form of Indemnification Agreement

10.6	(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7	(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.8	(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9	(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10	(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11	(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12	(21)*	2010 Stock Incentive Plan

10.13	(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14	(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

Exhibit No.		Description
10.16	(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17	(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18	(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19	(28)*	Amendment to 2010 Stock Incentive Plan

10.20	(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21	(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22	(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23	(32)*	Warren Resources, Inc. Severance Plan

10.24	(33)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.25	(35)	Form of Incentive Stock Option Award Agreement

10.26	(36)	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.27	(37)	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 9, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender, amending the Second Amended and Restated Credit Agreement dated as of December 15, 2011, as amended

10.28	(38)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.29	(45)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

10.30	(46)	Third Amended and Restated Credit Agreement, dated as of August 11, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.31	(47)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 26, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.32	(48)	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

Exhibit No.		Description
10.33	(49)	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34	(50)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

14.1	(9)	Code of Ethics for Senior Financial Officers

21.1	†	Subsidiaries of the Registrant

23.1	†	Consent of Grant Thornton LLP

23.2	†	Consent of Netherland, Sewell & Associates, Inc.

23.3	†	Consent of Richey May & Co.

23.4	†	Consent of Hogan Taylor LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†
Filed herewith

*
Denotes a management contract or compensatory plan or arrangement

**
Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections

(1)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(2)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(3)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(4)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(5)
Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(6)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002

(7)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002

(8)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002

(9)
Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003

(10)
Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(11)
Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(12)
Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(13)
Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(14)
Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004

(16)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004

(17)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005

(18)
Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 14, 2005

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009

(21)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010

(22)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011

(23)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(26)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(27)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012

(30)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013

(31)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013

(34)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014

(35)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(36)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(37)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014

(38)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014

(39)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(40)
Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(41)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(42)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(43)
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(44)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(45)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(46)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(47)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 2, 2014

(48)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(49)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(50)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.
By:	/s/ LANCE PETERSON Lance Peterson Interim Chief Executive Officer
By:	/s/ STEWART P. SKELLY Stewart P. Skelly Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: March 11, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ LANCE PETERSON Lance Peterson	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015
/s/ STEWART P. SKELLY Stewart P. Skelly	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 11, 2015
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director and Interim Chairman of the Board	March 11, 2015
/s/ CHET BORGIDA Chet Borgida	Director	March 11, 2015
/s/ ANTHONY COELHO Anthony Coelho	Director	March 11, 2015

Signature	Title (Principal Function)	Date

/s/ LEONARD DECECCHIS Leonard DeCecchis	Director	March 11, 2015
/s/ THOMAS NOONAN Thomas Noonan	Director	March 11, 2015
/s/ ESPY PRICE Espy Price	Director	March 11, 2015
/s/ MARCUS C. ROWLAND Marcus C. Rowland	Director	March 11, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the internal control over financial reporting of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 , based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 11, 2015

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 11, 2015

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2014	2013
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,703	$11,620
Accounts receivable—trade, net	20,025	21,874
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $107 in 2014 and $100 in 2013)	142	131
Derivative financial instruments	4,005	—
Other current assets	1,245	1,859

Total current assets	27,120	35,484
Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization (includes unproved properties excluded from amortization of $204,626 and $18,015 as of December 31, 2014 and 2013)	753,496	335,354
Property and equipment—at cost, net	19,622	18,772
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $962 in 2014 and $904 in 2013)	1,280	1,183
Deferred bond offering costs	13,942	785
Other assets	3,220	3,184
Derivative financial instruments	—	43

Total other assets	791,560	359,321

	$818,680	$394,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$381	$1,936
Accounts payable and accrued expenses	57,389	39,174
Derivative financial instruments	—	3,517

Total current liabilities	57,770	44,627
Long-Term Liabilities
Senior notes and debentures, less current portion	297,525	1,472
Other long-term liabilities, less current portion	36,084	28,113
Credit Facility	134,749	94,500

	468,358	124,085
Commitments and contingencies (Note F)
Stockholders' Equity
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding 10,703 shares in 2014 and 2013 (aggregate liquidation preference $128 in 2014 and 2013)	128	128
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 80,754,225 shares in 2014 and 72,887,650 shares in 2013	8	7
Additional paid-in capital	512,843	470,441
Accumulated deficit	(220,643)	(244,673)
Accumulated other comprehensive income, net of applicable income taxes of $141 in 2014 and $124 in 2013	216	190

Total Stockholders' Equity	292,552	226,093

	$818,680	$394,805

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2014	2013	2012
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$145,385	$127,925	$121,797
Transportation revenue	5,338	919	—

Total revenues	150,723	128,844	121,797

Operating Expenses
Lease operating expenses and taxes	48,357	36,779	33,072
Depreciation, depletion and amortization	56,489	44,806	47,172
Transportation expenses	2,403	311	—
Acquisition expenses	4,198	—	—
General and administrative	15,271	15,389	19,844

Total operating expenses	126,718	97,285	100,088

Income from operations	24,005	31,559	21,709
Other income (expense)
Interest and other income	2,396	5,362	90
Interest expense	(9,643)	(2,995)	(3,311)
Gain (loss) on derivative financial instruments	7,445	(3,477)	(2,975)
Loss on contingent consideration	(190)	—	—

Net other income (expense)	8	(1,110)	(6,196)

Income before provision for income taxes	24,013	30,449	15,513
Deferred income tax (benefit) expense	(17)	64	(7)

Net income	24,030	30,385	15,520
Less dividends and accretion on preferred shares	10	10	10

Net income applicable to common stockholders	$24,020	$30,375	$15,510

Income per common share—Basic	$0.31	$0.42	$0.22
Income per common share—Diluted	$0.31	$0.42	$0.22
Weighted average common shares outstanding—Basic	76,541,400	72,390,584	71,376,046
Weighted average common shares outstanding—Diluted	76,685,511	72,546,209	72,096,672

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31,

	2014	2013	2012
	(in thousands, except share and per share amounts)
Net income	$24,030	$30,385	$15,520
Other comprehensive income (loss)
Holding gains (losses) on available for sale investments, net of income tax	26	(97)	10

Comprehensive income	$24,056	$30,288	$15,530

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2014, 2013 and 2012

	Preferred stock		Common stock				Accumulated other comprehensive income
					Additional paid-in capital	Accumulated deficit		Treasury stock	Total Stockholders' equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2011	11	$128	71,519	$7	$464,985	$(290,578)	$277	$(728)	$174,091

Shares issued from exercise of options	—	—	658	—	839	—	—	—	839
Shares issued from vesting of restricted stock	—	—	264	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	2,592	—	—	—	2,592
Net income	—	—	—	—	—	15,520	—	—	15,520
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	10	—	10

Total comprehensive income									15,530

Balance at December 31, 2012	11	$128	72,441	$7	$468,406	$(275,058)	$287	$(728)	$193,042

Shares issued from exercise of options	—	—	823	—	711	—	—	—	711
Shares issued from vesting of restricted stock	—	—	256	—	—	—	—	—	—
Retirement of treasury stock	—	—	(632)	—	(728)	—	—	728	—
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	2,062	—	—	—	2,062
Net income	—	—	—	—	—	30,385	—	—	30,385
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(97)	—	(97)

Total comprehensive income									30,288

Balance at December 31, 2013	11	$128	72,888	$7	$470,441	$(244,673)	$190	$—	$226,093

Shares issued from exercise of options	—	—	649	—	1,473	—	—	—	1,473
Shares issued and taxes paid from vesting of restricted stock	—	—	551	—	(2,067)	—	—	—	(2,067)
Shares issued from acquisition	—	—	6,666	1	41,399	—	—	—	41,400
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	—	(10)
Stock based compensation	—	—	—	—	1,607	—	—	—	1,607
Net income	—	—	—	—	—	24,030	—	—	24,030
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	26	—	26

Total comprehensive income									24,056

Balance at December 31, 2014	11	$128	80,754	$8	$512,843	$(220,643)	$216	$—	$292,552

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$24,030	$30,385	$15,520
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(65)	(61)	(58)
Accretion of discount on senior notes	202	—	—
Amortization of deferred offering costs	965	218	207
Gain on sale of U.S. Treasury bonds—available for sale	—	—	(4)
Depreciation, depletion and amortization	56,489	44,806	47,172
Deferred tax (benefit) expense	(17)	64	(7)
Change in fair value of derivative financial instruments	(7,479)	2,523	281
Stock option expense	1,607	2,062	2,592
Change in assets and liabilities:
Decrease (Increase) in accounts receivable—trade	1,849	(3,890)	(4,157)
(Increase) decrease in other assets	578	(764)	(41)
Increase in accounts payable and accruals	10,570	5,856	6,618
Decrease in other long term liabilities	(4,724)	(1,846)	(1,286)

Net cash provided by operating activities	84,005	79,353	66,837
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(412,531)	(69,162)	(77,004)
Purchases of property and equipment	(2,774)	(2,680)	(2,666)
Proceeds from U.S. Treasury bonds—available for sale	—	—	13

Net cash used in investing activities	(415,305)	(71,842)	(79,657)
Cash flows from financing activities:
Proceeds from Credit Facility and senior notes offering	389,599	5,000	20,000
Payments on debt and debentures	(67,623)	(10,077)	(10,158)
Payments on taxes of vested restricted stock and proceeds from the exercise of stock options	(593)	711	839

Net cash provided by (used in) financing activities	321,383	(4,366)	10,681

Net (decrease) increase in cash and cash equivalents	(9,917)	3,145	(2,139)
Cash and cash equivalents at beginning of year	11,620	8,475	10,614

Cash and cash equivalents at end of year	$1,703	$11,620	$8,475

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $4,978 in 2014)	$8,662	$2,672	$3,181
Noncash investing and financing activities:
Accrued preferred stock dividend	$10	$10	$10
Change in accounts payable relating to oil and gas property	7,635	4,029	(15,750)
Increase in asset retirement liability	2,088	1,139	9,491
Common Stock issued for Citrus Acquisition	41,400	—	—
Earn-Out provision for Citrus Acquisition	6,340	—	—
Farm-Out provision for Citrus Acquisition	3,410	—	—

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are located primarily in California, Pennsylvania and Wyoming.

  Principles of Consolidation

        The consolidated financial statements include accounts of the Company, its wholly-owned subsidiaries, Warren Development Corp., Warren Drilling Corp., Warren Management Corp., Warren Resources of California, Inc., Warren Energy Services LLC, Warren Marcellus LLC and Warren E&P, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2014, 2013 or 2012.

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

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up by, the

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

purchaser. For 2014, the largest purchasers and marketers of our total oil and gas production were Clearwater Enterprises, Phillips 66 , and Devlar Energy, which accounted for 43%, 29% and 26%, respectively, of total oil and natural gas sales sold in 2014. For 2013, the largest purchasers and marketers for the Company's production primarily included Phillips 66 and Devlar Energy, which accounted for 52% and 40%, respectively, of total oil and natural gas sold in 2013. For 2012, the largest purchasers and marketers for the Company's production primarily included Phillips 66 and Anadarko Energy Services, which accounted for 55% and 38%, respectively, of total oil and natural gas sold in 2012.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2014, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2014 and 2013, the Company has an allowance of $16,000 and $16,000 respectively, for doubtful accounts.

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

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the effective interest rate method. The Company has $15.7 million and $1.6 million, net of accumulated amortization of $1.8 million and $0.8 million, included in other assets at December 31, 2014 and 2013, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds.

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

  Gas Imbalances

        The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances at December 31, 2014 or December 31, 2013.

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula and the Monte Carlo Simulation method to estimate the fair value of stock based compensation expense at the grant date related to stock options and certain restricted stock grants issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $1.6 million, $2.1 million and $2.6 million in compensation

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

expense, respectively, related to stock option plans and restricted stock. Both the Black-Scholes and the Monte Carlo Simulation method require numerous assumptions, including volatility, service periods and cancellations in their calculations.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2014, 2013 and 2012, respectively: No expected dividends, weighted average volatility of 53%, 71%, and 72%, risk-free interest rates of 1.09%, 0.53%, and 0.43% and expected lives of 3.5 years for incentive options issued in 2014, 2013 and 2012. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average fair values of the options issued in 2014, 2013 and 2012 were $2.03, $1.43, and $1.41, respectively.

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

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2014	2013
	(in thousands)
Drilling rig	$22,159	$20,666
Equipment	1,506	1,543
Automobiles and trucks	801	979
Furniture and fixtures	373	461
Land and buildings	943	906
Office equipment	1,779	1,874

	27,561	26,429
Less accumulated depreciation and amortization	7,939	7,657

	$19,622	$18,772

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

	Year ended December 31,
	2014	2013	2012
Weighted average shares outstanding—basic	76,541,400	72,390,584	71,376,046
Incremental shares issuable from dilutive stock options	144,111	155,625	720,626

Weighted average shares outstanding—diluted	76,685,511	72,546,209	72,096,672

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are anti-dilutive are as follows:

	Year ended December 31,
	2014	2013	2012
Employee stock options	1,245,336	891,405	575,750
Convertible debentures	32,720	32,720	32,720
Preferred stock	5,352	5,352	5,352
Restricted Stock	689,370	1,898,133	1,606,460

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2014, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at a price of $50.00. At December 31, 2013 and 2012, the Convertible Debentures may have been converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35.00 to $50.00 (Note C).

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

	December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$26,785	$25,236
Liabilities incurred in current year	1,768	1,139
Obligations on properties acquired	320	—
Liabilities settled in current year	(1,623)	(1,846)
Accretion expense	2,521	2,256

Carrying amount	$29,771	$26,785

  Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09, but the standard is not expected to have a significant effect on its consolidated financial statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2014	2013
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.6 million and $1.6 million, respectively:
Amortized cost	$1,069	$1,004
Gross unrealized gains	353	310

Estimated fair value	$1,422	$1,314

        During 2014, 2013 and 2012, the Company recognized approximately $0, $0 and $4,000, respectively, of realized gains from its investments in available-for-sale securities. The basis of available for sale securities sold is determined using the specific identification method.

        The realized gains for each year results from the disposition of such securities due to the release of the Company's obligation related to securing its commitment under debentures (Notes C & F).

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2014 are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$107	$142
Due after one year through five years	—	—
Due after five years through ten years	962	1,280

Total	$1,069	$1,422

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE C—LONG-TERM LIABILITIES

	2014	2013
	(in thousands)
Senior notes and debentures consist of the following at December 31:
Secured Convertible Debentures, due December 31, 2020, bearing interest at 12%, due in monthly payments. As of December 31, 2014 and 2013, principal collateralized by $835 thousand and $835 thousand, respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2020(1)	$835	$835
Secured Convertible Debentures, due December 31, 2022, bearing interest at 12%, due in monthly payments. As of December 31, 2014 and 2013, principal collateralized by $801 thousand and $801 thousand respectively, principal amount of zero coupon U.S. Treasury Bonds due November 15, 2022(1)	801	801
Senior Notes, due August 11, 2022, bearing interest at 9%, due in semi-annual payments on February 1 and August 1(2)	296,053	—

	297,689	1,636
Less current maturities	164	164

Long-term portion	$297,525	$1,472

(1)
Debentures can be called at par if the Company's stock trades at or above 133% of the conversion price for a period of ninety consecutive trading days.

(2)
The carrying amount is net of an unamortized discount of $3.9 million at December 31, 2014.

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.00 each. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2014	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$835	$50.00	16,700
Secured Convertible 12% Debentures	December 31, 2022	801	50.00	16,020

		$1,636		32,720

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE C—LONG-TERM LIABILITIES (Continued)

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2014, the estimated principal that can be tendered by the secured holders is as follows:

(in thousands)
Fiscal year ending December 31:
2015	$164
2016	147
2017	133
2018	119
2019	107
Thereafter	966

$1,636

        Long-term liabilities, excluding derivative financial instruments, consist of the following at December 31:

	2014	2013
	(in thousands)
Credit facility	$134,749	$94,500
Debentures	1,636	1,636
Senior notes	300,000	—
Discount on senior notes	(3,947)	—
Contingent earn-out	6,530	—
Asset retirement obligations	29,771	26,785
Litigation allowance	—	3,100

	468,739	126,021
Less current maturities	381	1,936

Long-term portion	$468,358	$124,085

        On August 11, 2014, the Company entered into a five-year Third Amended and Restated Credit Agreement with Bank of Montreal, as Administrative Agent, and the other lenders party thereto (the "Amended Credit Facility"), which provides for an initial borrowing base of $225 million. This replaced the Second Amended and Restated Credit Agreement with Bank of Montreal. The Amended Credit Facility matures on August 11, 2019, is guaranteed by Warren Resources of California, Inc., Warren Marcellus LLC and Warren E&P, Inc. (collectively, the "Guarantors") and is secured by substantially all of the oil and gas assets of the Company and the Guarantors.

        The borrowing base is subject to semi-annual redeterminations in April and October of each year in accordance with the lenders' customary procedures and practices. In addition, the borrowing base may be redetermined in connection with the occurrence of specified events and both the Company and the Agent (or the Agent at the request of the required lenders) have the right to request one additional redetermination between each scheduled borrowing base redetermination. Credit line interest

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE C—LONG-TERM LIABILITIES (Continued)

of approximately $185,000 was accrued as of December 31, 2014. As of December 31, 2014 the Company had $134.7 million outstanding on its borrowings under the Amended Credit Facility.

        The Company is subject to certain covenants under the terms of the Amended Credit Facility which include, but are not limited to, the maintenance of the following financial ratios (1) minimum current ratio of not less than 1.0 to 1.0 (including unused borrowing base and excluding unrealized gains and losses on derivative financial instruments) and (2) a minimum consolidated EBITDAX (as defined in the Amended Credit Facility) to net interest expense of not less than 2.5 to 1.0. The Company is in compliance with all covenants as of December 31, 2014.

        Depending on the level of borrowing base usage, the annual interest rate on each loan under the Amended Credit Facility will be, at the Company's option, either: (a) a "LIBOR Loan", which has an interest rate equal to the sum of the LIBOR rate plus the applicable "LIBOR Margin" that ranges from 1.75% to 2.75%, or (b) a "Base Rate Loan", which has an interest rate equal to the sum of the "Base Rate", calculated to be the highest of: (i) the Agent's prime rate of interest announced from time to time; (ii) the Federal Funds rate most recently determined by the Agent plus 0.50%; or (iii) the one month LIBOR rate plus 1.00%, plus an applicable "Base Rate Margin" that ranges from 0.75% to 1.75%. The weighted average interest rate as of December 31, 2014, was 2.41%.

        The Amended Credit Facility also places restrictions on certain additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters.

        The Amended Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of the Lenders shall, accelerate amounts due under the Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).

        On August 11, 2014, the Company issued $300.0 million of 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the "Senior Notes"). Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

        We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017. We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017. If we sell certain of our assets or experience certain kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders. The Senior Notes are fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and will be fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions. Warren Resources, Inc. is a holding company with no independent assets or operations. Any subsidiaries of the Company other than the subsidiary guarantors are minor. There are no significant restrictions on the Company's ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise.

        At December 31, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE D—STOCKHOLDERS' EQUITY

        During 2014, as part of the acquisition of our Marcellus Assets, the Company issued approximately 6.7 million shares of our common stock valued at $41.4 million.

        During 2014, the Company issued 649,002 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $3.09 per share. During 2013, the Company issued 823,331 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $3.07 per share. During 2012, the Company issued 658,510 shares of common stock to individuals who exercised options at an exercise price of $0.51 to $2.42 per share.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $103 thousand ($9.60 per share) and $92 thousand ($8.64 per share) were accrued at December 31, 2014 and 2013, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2012, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2014. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE D—STOCKHOLDERS' EQUITY (Continued)

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2014:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2000 Equity Incentive Plan	1,975,000	64,100	$2.42	0
2010 Stock Incentive Plan	6,950,000	2,612,429	$4.02	3,135,085

Total	8,925,000	2,676,529	$3.99	3,135,085

        During 2014, the Board of Directors approved and the Company issued 1,372,920 stock options to officers and employees of the Company exercisable at prices ranging from $3.01 to $6.66 per share and 525,296 shares of restricted stock. During 2013, the Board of Directors approved and the Company issued 652,322 stock options to officers and employees of the Company exercisable at prices ranging from $2.75 to $3.04 per share and 886,331 shares of restricted stock. During 2012, the Board of Directors approved and the Company issued 269,000 stock options to officers and employees of the Company exercisable at prices ranging from $2.74 to $3.21 per share and 1,405,965 shares of restricted stock. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2014, 2013 and 2012 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2011	3,092,985	$3.89

Issued	269,000	$2.80
Exercised	(658,510)	$1.27
Expired	(405,666)	$11.08
Forfeited	(308,500)	$8.17

Options outstanding—December 31, 2012	1,989,309	$2.48

Issued	652,322	$2.88
Exercised	(823,331)	$0.86
Expired	(150,750)	$11.30
Forfeited	(176,976)	$3.03

Options outstanding—December 31, 2013	1,490,574	$2.65

Issued	1,372,920	$5.18
Exercised	(649,002)	$2.27
Expired	—	—
Forfeited	(227,333)	$3.98

Options outstanding—December 31, 2014	1,987,159	$4.37

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Outstanding at December 31, 2014	1,987,159	$4.37	3.75

Exercisable at December 31, 2014	400,856	$3.01	2.10

        The total intrinsic value of options exercised during the year ended December 31, 2014, 2013 and 2012 was $1.8 million, $1.7 million and $1.0 million respectively.

        The total intrinsic value of options outstanding at December 31, 2014 was zero.

        As of December 31, 2014, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.6 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $0.7 million and $0.8 million respectively. We issue new shares of common stock to settle option exercises.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2014, 2013 and 2012 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	615,731	$4.22
Granted	1,405,965	2.19
Vested	(405,650)	3.86
Forfeited	(9,586)	3.20

Outstanding at December 31, 2012	1,606,460	$2.54
Granted	886,331	1.87
Vested	(398,838)	3.52
Forfeited	(195,820)	3.07

Outstanding at December 31, 2013	1,898,133	$1.97
Granted	525,296	3.00
Vested	(908,750)	2.39
Forfeited	(825,309)	1.41

Outstanding at December 31, 2014	689,370	$2.87

        Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.5 million which is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2014	2013	2012
	(in thousands)
Income taxes at federal statutory rate(a)	$8,167	$10,353	$5,274
Change in valuation allowance	(10,647)	(11,768)	(6,537)
Nondeductible expenses	869	156	694
State income taxes net of federal benefit	1,441	1,827	931
Other	153	(504)	(369)

	$(17)	$64	$(7)

(a)
34% for 2014, 2013 and 2012.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE E—INCOME TAXES (Continued)

        Deferred tax assets and liabilities are as follows as of December 31:

	2014	2013
	(in thousands)
Deferred tax assets relating to:
Net operating loss carryforward	$94,321	$98,895
Oil and gas properties and tangible equipment	6,256	15,043
Stock option expense	3,322	3,585
Unrealized loss on derivatives	4,381	1,390
Other	327	324

	108,607	119,237
Less valuation allowance	108,466	119,112

Total deferred tax asset	141	125

Deferred tax liabilities relating to:
Net unrealized gain on investments	(141)	125

Total deferred tax liability	(141)	125

Net deferred tax asset (liability)	$—	$—

        A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance decreased by approximately $11 million, $12 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $236 million, which will expire in years 2019 through 2033.

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

December 31, 2014, 2013 and 2012

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

  Trust Indenture Agreements

        Under certain Trust Indenture Agreements, the Company has purchased zero coupon U.S. Treasury Bonds to secure repayment of the outstanding principal amount of debentures when due at maturity. At December 31, 2014 and 2013, the face amounts of U.S. Treasury Bonds securing the Company's obligation under the Trust Indenture Agreements were $1.6 million and $1.6 million, respectively, and the market values of these U.S. Treasury Bonds were approximately $1.4 million and $1.3 million, respectively (see Note B).

  9% Senior Notes

        To finance the acquisition of the recently acquired Marcellus Asset in 2014, the company issued the 9% Senior Notes. At December 31, 2014 the face amount of the Senior Notes was $300 million and the market value was approximately $195 million.

  Leases

        The Company leases corporate office space in New York City, which expires in May 2023. The Company leases oil and gas administrative offices located in Denver, Colorado and Plano, Texas which expire in July 2021 and January 2016, respectively. The Company leases field office space in Rawlins, Wyoming, which expires in March 2015. The Company leases office space in Long Beach, California which expires in September 2020. The Company leases office space in Tunkhannock, Pennsylvania which expires in August 2019. The Company also leases office space in Casper, Wyoming and Roswell, New Mexico, on month to month basis.

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2014, are as follows:

(in thousands)
Year ending December 31:
2015	$1,020
2016	947
2017	942
2018	925
2019	943
Thereafter	1,882

$6,659

        Rent expense under these leases was approximately $960 thousand, $881 thousand, and $698 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

  Legal Proceedings

        Information with respect to this item may be found under the "Part1, Item3.Legal Proceedings" section of this Annual Report on Form 10-K which is incorporated herein by reference.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. The Company's 401(k) is a safe harbor matching plan where the Company contributes up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vests immediately. The Company may also make discretionary contributions. The Company's expenses under the plan were approximately $314 thousand, $276 thousand and $222 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        Fixed Rate Debentures.    Fair values of fixed rate convertible debentures were calculated using interest rates in effect as of year end for similar instruments with the other terms unchanged.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Contingent Earn-Out.    The fair value is based on the present value of the amount discounted at the cost of capital.

	2014		2013
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets
Collateral Security account	3,165	3,165	$3,166	$3,166
Financial liabilities
Fixed rate debentures	3,035	1,636	$2,035	$1,636
Line of credit	134,749	134,749	94,500	94,500
Senior Notes	195,000	296,053	—	—
Contingent Earn-Out	6,530	6,530	—	—

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

December 31, 2014, 2013 and 2012

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

December 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,422	$—	$—	$1,422
Commodity derivatives	$—	$4,005	$—	$4,005

December 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,314	$—	$—	$1,314
Commodity derivatives	$—	$43	$—	$43

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$3,517	$—	$3,517

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS

        To minimize the effect of a downturn in oil and gas prices and protect our profitability and the economics of our development plans, we enter into crude oil and natural gas hedge contracts. The terms of contracts depend on various factors, including management's view of future crude oil and natural gas prices. This price hedging program is designed to moderate the effects of a crude oil and natural gas price downturn while allowing us to participate in some commodity price increases. Management regularly monitors the crude oil and natural gas markets and our financial commitments to determine if, when, and at what level some form of crude oil and/or natural gas hedging and/or basis adjustments or other price protection is appropriate. Currently, our more commonly used derivatives are in the form of swaps. However, we may use a variety of derivative instruments in the future to hedge. The Company has not designated these derivatives as hedges.

        The following table summarizes the open financial derivative positions as of December 31, 2014 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Gas	Swap	01/01/15 - 3/31/15	20,000 MMbtu/d	$4.54
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMbtu/d	$4.02
NYMEX Gas	Swap	01/01/15 - 12/31/15	3,000 MMbtu/d	$4.18

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance
	2014	2013	2012
	(in thousands)
Realized cash settlements on hedges	$(34)	$(1,397)	$(2,780)
Unrealized gain (loss) on hedges	7,479	(2,080)	(195)

Total	$7,445	$(3,477)	$(2,975)

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
December 31, 2014	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$3,611
Commodity—Oil	current	394

Total derivatives not designated as hedging instruments		$4,005

	Derivative Assets
December 31, 2013	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Non-current	$43

Total derivatives not designated as hedging instruments		$43

	Derivative Liabilities
December 31, 2013	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$(808)
Commodity—Oil	current	(2,709)

Total derivatives not designated as hedging instruments		$(3,517)

Derivative's Credit risk

        The Company does not require collateral or other security from counterparties to support derivative instruments. However, the agreements with those counterparties typically contain netting provisions such that if a default occurs, the non-defaulting party can offset the amount payable to the

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

defaulting party under the derivative contract with the amount due from the defaulting party. As a result of the netting provisions the Company's maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.

        As of December 31, 2014, the counterparty to the Company's commodity derivative contracts consists of one financial institution. The Company's counterparty or their affiliates are also lenders under the Company's Amended Credit Facility. As a result, the counterparty to the Company's derivative agreements share in the collateral supporting the Company's Credit Facility. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2014	2013	2012
	(in thousands)
Property acquisition—unproved	$184,410	$—	$—
Property acquisition—proved	172,264	1,635	5,413
Exploration costs	32	227	52
Development costs	108,676	72,991	65,676

	$465,382	$74,853	$71,141

        Asset retirement cost included in oil and gas property costs increased by approximately $2.1 million in 2014, increased by $1.1 million in 2013 and increased by approximately $9.5 million in 2012.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2014	2013
	(in thousands)
Unproved oil and gas properties	$204,627	$18,015
Proved oil and gas properties	1,091,063	807,439

	1,295,690	825,454
Less accumulated depreciation, depletion, amortization and impairment expense	542,194	490,100

	$753,496	$335,354

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2014	2013	2012
	(in thousands)
Revenues	$145,385	$127,925	$121,797
Production costs	(48,357)	(36,779)	(33,072)
Accretion of asset retirement obligation	(2,521)	(2,256)	(1,525)
Depreciation, depletion, amortization	(50,686)	(39,431)	(43,460)

Income from oil and gas producing activities	$43,821	$49,459	$43,740

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2014:

	Costs incurred in
	Fiscal year 2014	Fiscal year 2013	Fiscal year 2012	Prior to 2012	Total
	(in thousands)
Acquisition costs	$189,388	$—	$—	$834	$190,222
Exploration costs	—	—	—	60	60
Development costs(1)	1,127	126	311	12,780	14,344

Total oil and gas properties not subject to amortization	$190,515	$126	$311	$13,674	$204,626

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

December 31, 2014, 2013 and 2012

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

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2014, 2013 and 2012:

	Oil (MBbls)	Gas (MMcf)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2011	14,963	43,860	22,273
Purchases of oil and gas reserves in place	—	20,649	3,442
Discoveries and extensions	3,337	2,054	3,679
Revisions of previous estimates	(811)	(9,813)	(2,447)
Sales of reserves	—	—	—
Production	(1,109)	(5,514)	(2,028)

Balance at December 31, 2012	16,380	51,236	24,919

Purchases of oil and gas reserves in place	128	—	128
Discoveries and extensions	500	46,532	8,255
Revisions of previous estimates	171	14,492	2,586
Sales of reserves	—	—	—
Production	(1,105)	(6,232)	(2,143)

Balance at December 31, 2013	16,074	106,028	33,745

Purchases of oil and gas reserves in place	—	204,839	34,140
Discoveries and extensions	481	23,533	4,403
Revisions of previous estimates	1,357	9,013	2,859
Sales of reserves	—	—	—
Production	(1,118)	(16,085)	(3,798)

Balance at December 31, 2014	16,794	327,328	71,349

Proved developed reserves:
December 31, 2012	8,064	51,236	16,603
December 31, 2013	8,512	78,038	21,518
December 31, 2014	8,560	203,272	42,439
Proved undeveloped reserves:
December 31, 2012	8,316	—	8,316
December 31, 2013	7,562	27,990	12,227
December 31, 2014	8,233	124,056	28,909

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        At December 31, 2014, our proved reserves were 71.3 MMBoe, all of which are scheduled to be drilled within five years of initial disclosure. Undeveloped reserves transferred to developed reserves were 3.9 MMBoe for the year ended December 31, 2014 and capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $92.9 million. Positive revisions increased 2014 proved natural gas reserves and oil reserves by a net amount of 9 Bcf and 1.4 MMbbls, of which for natural gas 5.7 Bcf was due to pricing, 3.3 Bcf due to performance, and for oil a negative 0.2 MMBbl was due to pricing and 1.6 MMBbl was due to performance. In 2014, total oil extensions and discoveries of 0.5 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot and North Wilmington Units in California. In 2014, total gas extensions and discoveries of 24 Bcf consisted of 18 Bcf which resulted from drilling activities in the Marcellus and 6 Bcf which related to drilling activities in Wyoming. During 2014, we acquired acreage in the Marcellus Shale in Pennsylvania which contributed 204.8 Bcf to our reserves and is reflected in Purchases of reserves in place. Proved undeveloped gas reserves increased from 28 Bcf at December 31, 2013 to 124 Bcf at December 31, 2014, this increase reflects the addition of 93 Bcf of proved undeveloped reserves associated with the acquisition of Marcellus acreage during the year.

        At December 31, 2013, our proved reserves were 33.7 MMBoe, all of which were scheduled to be drilled within five years of initial disclosure. Undeveloped reserves transferred to developed reserves were 1.1 MMBoe for the year ended December 31, 2013 and capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $39.2 million. Positive revisions increased 2013 proved natural gas reserves by a net amount of 14.5 Bcfe, of which 9 Bcfe was due to pricing, 13.8 Mcfe due to performance, and the remainder due to extensions and discoveries. In 2013, total oil extensions and discoveries of 0.5 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot and North Wilmington Units in California. Positive oil revisions of 0.2 MMbbls were made based on production performance and an additional 0.1 MMbbls was relating to the acquisition of the Leroy Pine Project in California. At the beginning of 2013, the value of our proved undeveloped gas reserves was zero. During 2013, we added 4.7 MMBoe in our Atlantic Rim field, 2.8 MMBoe of which was attributable to revisions to our previous estimates as a result of an increase in gas pricing and 1.9 MMBoe of which was attributable to extensions and discoveries related to our drilling activities. In addition, we transferred 1.1 MMBoe to proved developed producing during the year, and added 0.3 MMBoe in California due to drilling.

        At December 31, 2012, our proved reserves were 24.9 MMBoe, all of which were scheduled to be drilled within five years of initial disclosure. Undeveloped reserves transferred to developed reserves were 0.9 MMBoe for the year ended December 31, 2012 and capital costs incurred to convert these proved undeveloped reserves to proved developed reserves were $32.4 million. The Company revised its 2012 proved natural gas reserves downward by a net amount of 9.8 Bcfe due to pricing and performance. Positive revisions included 2 Bcfe of discoveries and extensions while an additional 20.6 Bcfe can be attributed to the Company purchasing Anadarko's interest in Atlantic Rim area properties on October 9, 2012. In 2012, total extensions and discoveries of 3.3 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot Unit in California. Negative revisions of 0.8 MMbbls were made based on production performance.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	December 31,
	2014	2013	2012
	(Amounts in thousands)
Future cash inflows	$2,510,062	$1,928,019	$1,836,212
Future production costs and taxes	(967,776)	(688,056)	(574,959)
Future development costs(1)	(390,057)	(314,091)	(303,062)
Future income tax expenses	(140,458)	(82,576)	(105,078)

Net future cash flows	1,011,771	843,296	853,113
Discounted at 10% for estimated timing of cash flows	(456,704)	(368,295)	(393,233)

Standardized measure of discounted future net cash flows	$555,067	$475,001	$459,880

(1)
Includes future estimated asset retirement obligations of $69.7 million in 2014, $64.4 million in 2013 and $79.9 million in 2012.

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	Year ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Sales, net of production costs and taxes	$(97,028)	$(91,146)	$(88,725)
Discoveries and extensions	40,720	52,189	108,438
Purchases of reserves in place	206,334	2,823	4,966
Changes in prices and production costs	(84,548)	(109)	(17,286)
Revisions of quantity estimates	47,425	22,911	(39,172)
Development costs incurred	92,983	39,233	36,539
Net changes in development costs	(134,255)	(88,968)	(90,392)
Interest factor—accretion of discount	50,371	49,491	48,601
Net change in income taxes	(25,354)	6,328	5,037
Changes in production rates (timing) and other	(16,582)	22,369	5,868

Net (decrease) increase	80,066	15,121	(26,126)
Balance at beginning of year	475,001	459,880	486,006

Balance at end of year	$555,067	$475,001	$459,880

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2014, 2013 and 2012 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2014, 2013 and 2012 were $86.71, $97.33 and $104.27 per Bbl and $3.22, $3.43 and $2.51 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped and proved developed non-producing properties through December 31, 2019 is $320.4 million.

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

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are as follows:

	2014
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$34,202	$34,994	$40,513	$41,014	$150,723
Gross profit	24,136	25,235	26,618	23,974	99,963
Net income	8,210	10,754	3,726	1,340	24,030
Net income applicable to common stockholders	8,207	10,752	3,723	1,338	24,020
Earnings per share
Basic	$0.11	$0.15	$0.05	$0.02	$0.31
Diluted	$0.11	$0.15	$0.05	$0.02	$0.31

	2013
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$30,819	$30,735	$34,682	$32,608	$128,844
Gross profit	21,023	22,405	25,425	22,901	91,754
Net income	2,829	9,185	14,658	3,713	30,385
Net income applicable to common stockholders	2,826	9,183	14,656	3,710	30,375
Earnings per share
Basic	$0.04	$0.13	$0.20	$0.05	$0.42
Diluted	$0.04	$0.13	$0.20	$0.05	$0.42

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year. Gross profit represents total revenues less applicable direct operating expenses.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE M—INTEREST AND OTHER INCOME

        During the third quarter of 2013, the Company reviewed its practice regarding the amounts of post-production costs that could be charged to royalty owners in the Wilmington Townlot Unit. The Company evaluated these post-production costs and the applicable amounts that could be charged to royalty owners under the terms of the lease agreements. The analysis resulted in a decision by management to charge additional amounts as compared to past practices and, additionally, to recapture amounts applicable to prior periods. This decision resulted in a non-recurring adjustment of $5.3 million during the quarter, which was recorded in interest and other income as well as an adjustment of $2.2 million during 2014.

NOTE N—CAPITALIZED INTEREST

        The company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company's interest rate on specific borrowing costs, adjusted to include amortization of bond discount and issuance costs, related to the Senior Notes used to purchase the Marcellus asset, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. Interest of $4.98 million was capitalized during the year ended December 31, 2014, relating to the Senior Notes.

NOTE O—ACQUISITIONS

Marcellus Assets

        On August 11, 2014, we acquired essentially all of the Marcellus Assets (the "Marcellus Assets") of Citrus Energy Corporation ("Citrus") and two other working interest owners in exchange for approximately 6.7 million shares of our common stock valued at $41.4 million and cash consideration of $312.5 million, subject to certain post-closing adjustments and certain closing conditions (the "Citrus Acquisition"). The Citrus Acquisition provides us a new area of operations in the Marcellus Shale in Pennsylvania. The Citrus Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price of the Marcellus Assets was as follows (in thousands):

2014
Cash Consideration	$312,500
Fair Value of Warren Equity Common Shares	41,400
Closing Adjustments	(7,828)
Fair Value of Earn-Out Provision	6,340
Fair Value of Farm-Out Provision	3,410

Total purchase price	$355,822

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

NOTE O—ACQUISITIONS (Continued)

        The Company completed its assessment of the fair values of the assets acquired and liabilities assumed by December 31, 2014. The following table presents the purchase price allocation of the Marcellus Assets as of December 31, 2014, based on the fair values of assets acquired and liabilities assumed (in thousands):

2014
Proved Oil and Gas Properties	$171,383
Unproved Oil and Gas Properties	184,752
Asset Retirement Obligations	(313)

Total purchase price	$355,822

        In connection with the Citrus Acquisition, a contingent consideration payment was included as part of the purchase price with a maximum payout of $8.5 million, based upon proved reserves and price differential factors. The fair value of this consideration is based on a 90% probability of achieving the full payout discounted to present value.

Pro Forma Impact of Acquisition (Unaudited)

        The following unaudited pro forma combined results of operations are provided for the three and twelve months ended December 31, 2014 and 2013 as though the Citrus Acquisition of the Marcellus Assets had occurred on January 1, 2014. The pro forma combined results of operations for the years ended December 31, 2014 and 2013 have been prepared by adjusting the historical results of the Company to include the historical results of the Marcellus Assets to give effect to the pro forma events that were directly attributable to the Citrus Acquisition that were factually supportable. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Citrus Acquisition. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

	For the Twelve Months Ended December 31,
(in thousands)	2014	2013
Revenues	$212,518	$187,495
Income (loss) from Operations	$57,800	$64,357
Net income	$52,395	$55,946
Diluted net income per share	$0.65	$0.77

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2014

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	(39)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2	(40)	Amendment to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

3.1	(17)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(14)	Bylaws of the Registrant, dated June 2, 2004

3.3	(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4	(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5	(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6	(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7	(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1	(18)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3	(42)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4	(43)	Form of Note (included in Exhibit 4.3)

4.5	(41)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.6	(44)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Initial Purchasers of the 9% Senior Notes due 2022

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(3)*	2001 Stock Incentive Plan

10.4	(4)*	2001 Key Employee Stock Incentive Plan

Exhibit No.		Description
10.5	(5)*	Form of Indemnification Agreement

10.6	(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7	(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.8	(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9	(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10	(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11	(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12	(21)*	2010 Stock Incentive Plan

10.13	(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14	(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

10.16	(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17	(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18	(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19	(28)*	Amendment to 2010 Stock Incentive Plan

10.20	(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21	(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22	(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23	(32)*	Warren Resources, Inc. Severance Plan

10.24	(33)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.25	(35)	Form of Incentive Stock Option Award Agreement

Exhibit No.		Description
10.26	(36)	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.27	(37)	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 9, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender, amending the Second Amended and Restated Credit Agreement dated as of December 15, 2011, as amended

10.28	(38)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.29	(45)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

10.30	(46)	Third Amended and Restated Credit Agreement, dated as of August 11, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.31	(47)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 26, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.32	(48)	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.33	(49)	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34	(50)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

14.1	(9)	Code of Ethics for Senior Financial Officers

21.1	†	Subsidiaries of the Registrant

23.1	†	Consent of Grant Thornton LLP

23.2	†	Consent of Netherland, Sewell & Associates, Inc.

23.3	†	Consent of Richey May & Co.

23.4	†	Consent of Hogan Taylor LLP

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

Exhibit No.		Description
101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†
Filed herewith

*
Denotes a management contract or compensatory plan or arrangement

**
Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL-Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections

(1)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(2)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(3)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(4)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(5)
Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(6)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002

(7)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002

(8)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002

(9)
Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003

(10)
Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(11)
Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(12)
Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(13)
Incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(14)
Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004

(16)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004

(17)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005

(18)
Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005

(19)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 14, 2005

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009

(21)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010

(22)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011

(23)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011

(24)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(26)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(27)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012

(30)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013

(31)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013

(34)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014

(35)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(36)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(37)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014

(38)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014

(39)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(40)
Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(41)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(42)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(43)
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(44)
Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(45)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(46)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(47)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 2, 2014

(48)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(49)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(50)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015