Form 10-Q
period 2015-03-31
WARREN RESOURCES INC
filed 2015-05-07
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The aggregate number of Registrant’s outstanding shares on May 6, 2015 was 81,199,562 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$2,960	$1,703
Accounts receivable — trade	16,308	20,025
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	146	142
Derivative financial instruments	3,968	4,005
Other current assets	2,902	1,245

Total current assets	26,284	27,120

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization and impairment (includes unproved properties excluded from amortization of $207,799 and $204,626 as of March 31, 2015 and December 31, 2014)	657,292	753,496
Property and equipment—at cost, net	19,512	19,622
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,313	1,280
Deferred debt offering costs, net	13,428	13,942
Other assets	3,001	3,220

Total other assets	694,546	791,560
	$720,830	$818,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$381	$381
Accounts payable and accruals	41,336	57,389

Total current liabilities	41,717	57,770

Long-Term Liabilities
Revolving loan credit facility	153,748	134,749
Other long-term liabilities, less current portion	36,633	36,084
Senior notes and debentures, less current portion and discount	297,656	297,525

Total long-term liabilities	488,037	468,358

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2015 and 2014 (aggregate liquidation preference $128 in 2015 and 2014)	128	128
Common stock — $.0001 par value; authorized, 200,000,000 shares; issued 81,135,849 shares in 2015 and 80,754,225 shares in 2014	8	8
Additional paid-in-capital	513,627	512,843
Accumulated deficit	(322,914)	(220,643)
Accumulated other comprehensive income, net of applicable income taxes of $134 in 2015 and $141 in 2014	227	216

Total stockholders’ equity	191,076	292,552
	$720,830	$818,680

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share
	and per share data)
	2015	2014
Operating revenues
Oil and gas sales	$24,590	$32,879
Transportation revenue	1,188	1,323

Total revenues	25,778	34,202

Operating expenses
Lease operating expense and taxes	12,508	9,502
Depreciation, depletion and amortization	17,191	10,354
Impairment	91,375	—
Transportation expenses	577	565
General and administrative	5,019	3,966

Total operating expenses	126,670	24,387

Income (loss) from operations	(100,892)	9,815

Other income (expense)
Interest and other income	17	134
Interest expense	(5,234)	(754)
Loss on contingent consideration	(130)	—
Gain (loss) on derivative financial instruments	3,960	(993)

Total other income (expense)	(1,387)	(1,613)

Income (loss) before taxes	(102,279)	8,202

Deferred income tax benefit	(8)	(8)

Net income (loss)	(102,271)	8,210

Less dividends and accretion on preferred shares	3	3

Net income (loss) applicable to common stockholders	$(102,274)	$8,207

Earnings (loss) per share — Basic	$(1.26)	$0.11
Earnings (loss) per share — Diluted	(1.26)	0.11

Weighted average common shares outstanding — Basic	80,869,169	73,104,129
Weighted average common shares outstanding — Diluted	80,869,169	73,215,840

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, (Unaudited)
	(in thousands, except share
	and per share data)
	2015	2014
Net income (loss)	$(102,271)	$8,210
Other comprehensive income (loss)
Gain (loss) on investments available for sale	(11)	11

Comprehensive income (loss)	$(102,282)	$8,221

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, (Unaudited)
	(in thousands)
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(102,271)	$8,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(17)	(16)
Accretion of discount on senior notes	131	—
Amortization of deferred offering costs	515	56
Depreciation, depletion, amortization and impairment	108,566	10,354
Change in fair value of derivative financial instruments	37	(807)
Stock option expense	1,079	532
Deferred tax (benefit)	(8)	(8)
Change in assets and liabilities:
Decrease (increase) in accounts receivable—trade	3,717	8,413
Decrease in other assets	(1,439)	(2,228)
Decrease in accounts payable and accruals	(4,030)	(8,817)
Decrease in other long-term liabilities	(288)	(198)

Net cash provided by operating activities	5,992	15,491

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(22,992)	(10,902)
Purchase of property and equipment	(451)	(446)

Net cash used in investing activities	(23,443)	(11,348)

Cash flows from financing activities:
Proceeds from Credit Facility	19,000	—
Payments on debt and debentures	—	(14,000)
Payments on taxes of vested restricted stock and proceeds from the exercise of options	(292)	71

Net cash provided by (used in) financing activities	18,708	(13,929)

Net increase (decrease) in cash and cash equivalents	1,257	(9,786)

Cash and cash equivalents at beginning of period	1,703	11,620

Cash and cash equivalents at end of period	$2,960	$1,834

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$11,432	$711
Noncash investing and financing activities
Accrued preferred stock dividend	3	3

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—ORGANIZATION

Warren Resources, Inc. (the “Company” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company’s properties are primarily located in California, Pennsylvania, and Wyoming.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2015 and December 31, 2014, the consolidated results of operations for the three months ended March 31, 2015 and 2014, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014 and consolidated cash flows for the three months ended March 31, 2015 and 2014. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2014. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2014 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $1.1 million and $0.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Three months ended March 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility	60.71%	52.9%
Risk-free interest rate	1.9%	1.0%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at December 31, 2014	1,987,159	$4.37
Granted	1,728,400	1.11
Exercised	—	—
Forfeited or expired	(97,433)	3.17
Outstanding at March 31, 2015	3,618,126	$2.85	4.25	$—
Exercisable at March 31, 2015	488,478	$3.88	2.68	$—

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 were approximately $0 and $0.9 million respectively.

As of March 31, 2015 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.3 million, which we expect to recognize over a weighted average period of 2.7 years.

Restricted Shares

Restricted share activity for the three months ended March 31, 2015 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2014	689,370	$2.87
Granted	521,322	1.11
Vested	(599,241)	1.60
Forfeited	—	—
Outstanding at March 31, 2015	611,451	$2.61

Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested restricted shares was $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the three months ended March 31, 2015 and 2014 of 38,072 and 38,072, respectively, relating to convertible bonds and preferred stock were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 4,267,649 and 2,635,977 relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because they are anti-dilutive. At March 31, 2015 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands, except for per share data)

Net earnings (loss) applicable to common shareholders	$(102,274)	$8,207

Weighted average shares outstanding — basic	80,869,169	73,104,129
Effect of dilutive securities — restricted stock	—	—
Effect of dilutive securities — stock options	—	111,711

Weighted average shares outstanding - diluted	80,869,169	73,215,840

Basic net earnings (loss) per share	$(1.26)	$0.11
Diluted net earnings (loss) per share	$(1.26)	$0.11

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	March 31,	December 31,
	2015	2014
	(in thousands)

Line of Credit	$153,748	$134,749
Convertible Debentures	1,636	1,636
Senior Notes	300,000	300,000
Discount on Senior Notes	(3,816)	(3,947)
Contingent Earn-Out	6,660	6,530
Asset retirement obligations	30,190	29,771
	488,418	468,739
Less current portion	381	381
Long-term portion	$488,037	$468,358

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

The borrowing base is subject to semi-annual redeterminations in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  The Company had approximately $153.7 million outstanding on its borrowings under the Amended Credit Facility as of March 31, 2015.

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

Depending on the level of borrowing base usage, the annual interest rate on each loan under the Credit Facility will be, at the Company’s option, either: (a) a “LIBOR Loan”, which has an interest rate equal to the sum of the LIBOR rate plus the applicable “LIBOR Margin” that ranges from 1.75% to 2.75%, or (b) a “Base Rate Loan”, which has an interest rate equal to the sum of the “Base Rate”, calculated to be the highest of: (i) the Agent’s prime rate of interest announced from time to time; (ii) the Federal Funds rate most recently determined by the Agent plus 0.50%; or (iii) the one month LIBOR rate plus 1.00%, plus an applicable “Base Rate Margin” that ranges from 0.75% to 1.75%.  During the three months ended March 31, 2015, the Company incurred $1.0 million of interest expense under the Amended Credit Facility of which approximately $177,000 was accrued as of March 31, 2015. The weighted average interest rate as of March 31, 2015 was 2.43% and the Company was in compliance with all covenants during this period.

If the Company fails to satisfy its Credit Facility covenants, it would be an event of default. Under such event of default and upon notice, all borrowings would become immediately due and payable to the lenders. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” for further discussion.

Convertible Debentures

The convertible debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding. During the three months ended March 31, 2015, there were no debenture redemptions.

9% Senior Notes due 2022

To finance the acquisition of the Marcellus Assets (See Note L) in 2014, the Company issued the 9% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the “Senior Notes”).  Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.  At March 31, 2015, the face amount of the Senior Notes was $300 million and the market value was approximately $177 million.

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

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, pursuant to which we agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes. In connection with the exchange offer, the Company is required to (a) file an exchange offer registration statement and use its reasonable best efforts to cause such registration statement for the Senior Notes to become effective, (b) promptly following the effectiveness of such registration statement, offer to exchange new registered notes having terms substantially identical to the Senior Notes for outstanding Senior Notes, and (c) keep the registered exchange offer open for not less than 20 business days after the date the exchange offer commences. If we fail to comply with certain obligations under the registration rights agreement, including if the exchange offer is not completed within 360 days after August 11, 2014 or if the shelf registration statement is not declared effective in a timely manner, we will be required to pay additional interest to the holders of the Senior Notes in any amount equal to 1% per year on the principal amount of the Senior Notes.

NOTE F—ASSET RETIREMENT OBLIGATION

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, net of current portion, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $2.8 million that is legally restricted for potential plugging and abandonment liability in the Wilmington field which is recorded in other assets in the Consolidated Balance Sheets. A reconciliation of the Company’s asset retirement obligations is as follows:

March 31, 2015
(in thousands)
Balance at beginning of period	$29,771
Liabilities incurred in current period	9
Liabilities settled in current period	(288)
Accretion expense	698
Balance at end of period	$30,190

NOTE G—CONTINGENCIES

We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business.  Although we cannot predict the outcome of these proceedings with certainty, we do not currently expect these matters to have a material adverse effect on our consolidated financial position or results of operations.

There have been no significant changes with respect to the legal matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Contingent Earn-Out. The fair value is based on the present value of the amount discounted back at the cost of capital.

	March 31, 2015		December 31, 2014
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$2,812	$2,812	$3,165	$3,165
Financial liabilities
Fixed rate debentures	$3,100	$1,636	$3,035	$1,636
Line of credit	153,748	153,748	134,749	134,749
Senior Notes	177,000	296,184	195,000	296,053
Contingent Earn-Out	6,660	6,660	6,530	6,530

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

March 31, 2015

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,459	$—	$—	$1,459
Commodity derivatives	—	3,968	—	3,968

December 31, 2014

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,422	$—	$—	$1,422
Commodity derivatives	—	$4,005	—	$4,005

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

The following table summarizes the open financial derivative positions, as of March 31, 2015, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	04/01/15- 09/30/15	1,300 Bbl/d	$50.00
NYMEX Oil	Swap	04/01/15- 09/30/15	400 Bbl/d	$57.07
NYMEX Oil	Collar	10/01/15- 03/31/16	500 Bbl/d	$50.00- 64.55
NYMEX Gas	Swap	04/01/15- 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/15- 06/30/15	3,000 MMBtu/d	$4.02
NYMEX Gas	Swap	04/01/15- 10/31/15	10,000 MMBtu/d	$3.20
NYMEX Gas	Swap	04/01/15- 10/31/15	10,000 MMBtu/d	$3.16
NYMEX Gas	Swap	04/01/15- 12/31/15	15,000 MMBtu/d	$2.94
NYMEX Gas	Swap	04/01/15- 03/31/16	5,000 MMBtu/d	$3.05
NYMEX Gas	Swap	04/01/15- 06/30/15	10,000 MMBtu/d	$2.97

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months
Hedging Instrument under	Ended March 31,
authoritative guidance	2015	2014
(in thousands)

Realized cash settlements on hedges	$3,997	$(1,800)
Mark-to-market gain (loss) on hedges	(37)	807

Total	$3,960	$(993)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

March 31, 2015

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Current	$3,766
Commodity—Oil	Current	202

Total derivatives not designated as hedging instruments		$3,968

December 31, 2014

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	current	$3,611
Commodity—Oil	current	394
Total derivatives not designated as hedging instruments		$4,005

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

As of March 31, 2015, the counterparty to the Company’s commodity derivative contracts consisted of a financial institution which is also a lender under the Company’s Senior Credit Agreement and share in the collateral supporting the Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE K — RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures.

NOTE L — ACQUISITIONS

Marcellus Assets

On August 11, 2014, we acquired essentially all of the Marcellus Assets of Citrus Energy Corporation (‘‘Citrus’’) and two other working interest owners in exchange for approximately 6.7 million shares of our common stock valued at $41.4 million and cash consideration of $312.5 million, subject to certain post-closing adjustments and certain closing conditions (the ‘‘Citrus Acquisition’’). The Citrus Acquisition will provide us a new area of operations in the Marcellus Shale in Pennsylvania. The Acquisition of Marcellus Assets was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price of the Marcellus Assets (in thousands):

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

The following table presents the initial purchase price allocation of the Marcellus Asset, based on the fair values of assets acquired and liabilities assumed (in thousands):

2014
Proved oil and gas properties	$171,070
Unproved oil and gas properties	184,752
Total purchase price	$355,822

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2014 as though the Acquisition of the Marcellus Assets had occurred prior to that date.  The pro forma combined results of operations for the three months ended March 31, 2014 have been prepared by adjusting the historical results of the Company to include the historical results of the Marcellus Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Citrus Acquisition.

Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Citrus Acquisition that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company’s pro forma information previously filed with the SEC.

For the Three Months
Ended March 31,
(in thousands)	2014
Revenues	$62,559
Income (loss) from Operations	24,510

Net income (loss)	$7,742
Diluted net income (loss) per share	$0.10

NOTE M —CAPITALIZED INTEREST

The Company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company’s interest rate on specific borrowing costs, adjusted to include of amortization of bond discount and issuance costs, related to the Senior Notes used to purchase the Marcellus Assets, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.  Interest of $3.2 million relating to the Senior Notes was capitalized during the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2014 Annual Report on Form 10-K,  subsequent Quarterly Reports on Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California, the drilling and development of natural gas reserves within the Marcellus Shale in Pennsylvania, and the exploration and development of coalbed methane (“CBM”) properties located in the Rocky Mountain region. As of March 31, 2015, we owned oil and natural gas leasehold interests in approximately 113,307 gross, 84,240 net acres, approximately 70% of which are undeveloped.

Liquidity and Capital Resources

Our cash and cash equivalents increased approximately $1.3 million to $3.0 million during the three months ended March 31, 2015.  This resulted from cash provided from operating activities of $6.0 million and cash provided by financing activities of $18.7 million being offset by cash used in investing activities of $23.4 million.

Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties.  Cash provided by financing activities primarily represents the funds received from our credit line.

Capital additions for the three months ended March 31, 2015 were approximately $8 million and consisted of $6.3 million in drilling and development costs in the Marcellus Assets, $0.5 million for facilities in our California properties and $1.2 million for carry over development in our Wyoming properties.

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

The borrowing base is subject to semi-annual redeterminations in April and October of each year, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices.  Both the Company and the lenders have the right to request one additional redetermination each year.  As of March 31, 2015 the Company had $153.7 million outstanding on its borrowings under the Amended Credit Facility, with approximately $177,000 in interest accrued.  As of May 6, 2015, approximately $158.7 million is outstanding under the facility, with approximately $246,000 in interest accrued. The weighted average interest rate as of March 31, 2015 was 2.43%.

The recent decline in oil and gas prices has resulted in banks reducing the price decks upon which borrowing bases are set. Our current borrowing base was set using a price deck higher than the current price deck used by the lending institutions in our syndicate.  Therefore, we believe that our borrowing base will be reduced, perhaps significantly, as it is still being evaluated from our semi-annual Spring redetermination. As part of our plan to manage liquidity risks and in recognition of lower oil prices, we have scaled back our capital expenditure budget and continue to explore opportunities to divest non-core assets.

We are also evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies. Management believes that these actions will enable the Company to meet its liquidity requirements through the remainder of 2015.

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

If, in the future, the lenders under our Credit Facility are unwilling to provide us with the covenant flexibility we seek, and we are unable to comply with those covenants, we may be forced to repay or refinance amounts then outstanding under the Credit Facility and seek alternative sources of capital to fund our business and anticipated capital expenditures. In the event that we are unable to access sufficient capital to fund our business and planned capital expenditures, we may be required to further curtail our drilling, development, land acquisition and other activities, which could result in a decrease in our production of oil and natural gas, may be subject to forfeitures of leasehold interests to the extent we are unable or unwilling to renew them, and may be forced to sell some of our assets on an untimely or unfavorable basis, each of which could adversely affect our results of operations and financial condition. Further, the failure to comply with the restrictive covenants relating to our indebtedness could result in the declaration of a default and cross default under the instruments governing our indebtedness, potentially resulting in acceleration of our obligations and adversely impacting our financial condition.

During the first three months of 2015, the Company reported a net loss of $102.3 million (which included $91.4 million of impairment expense and $4.0 million of gains on derivative financial instruments). This compares to the first three months of 2014 when the Company had net income of $8.2 million (which included $1.0 million of losses on derivative financial instruments). At March 31, 2015, current assets were $15.4 million less than current liabilities.

At March 31, 2015, we had approximately 3.6 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, all had exercise prices above the closing market price of $0.89 of our common stock on March 31, 2015.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.64 million at March 31, 2015. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (20 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (81 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

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

	Payments due by period *
Contractual Obligations As of March 31, 2015	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

Line of credit	$153,748	$—	$—	$153,748	$—
Bonds	1,636	164	280	226	966
Marcellus Lateral Demand Fee	1,840	1,104	736	—	—
Drilling Commitments	1,209	1,209	—	—	—
Senior Notes	300,000	—	—	—	300,000
Marcellus Transportation Fee	99,942	14,892	29,784	29,784	25,482
Leases	6,408	1,009	1,879	1,874	1,646
Total	$564,783	$18,378	$32,679	$185,632	$328,094

*      Does not include estimated interest of $31.3 million less than one year, $62.6 million 1-3 years, $61.6 million 3-5 years and $63.4 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Oil and gas sales. Revenue from oil and gas sales decreased $8.3 million in the first quarter of 2015 to $24.6 million, a 25% decrease compared to the same quarter in 2014.  Net oil production for the three months ended March 31, 2015 and 2014 was 262 Mbbls and 276 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended March 31, 2015 and 2014 was $40.23 and $94.90, respectively.  Net gas production was 5.9 Bcf in the quarter compared with 1.6 Bcf in the prior year with an average realized price of $2.38 per Mcf compared to $4.18 per Mcf in the prior year.  This increase in gas production reflects an additional 4.6 Bcf of gas produced from our recently acquired Marcellus Assets.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system. Transportation and gathering revenue totaled $1.2 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014.

Lease operating expense. Lease operating expense increased 32% to $12.5 million ($10.05 per Boe) for the first quarter of 2015 compared to $9.5 million ($17.50 per Boe) in the comparable period of 2014.  Primarily this increase reflects additional operating expense resulting from our recently acquired Marcellus Assets of $3.9 million.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $6.8 million for the first quarter of 2015 to $17.2 million, a 66% increase compared to the corresponding quarter last year.  This increase results from an increase to our full cost pool as a result of the acquisition of the Marcellus Assets during the third quarter of 2014.

Impairment. The Company recorded impairment expense of $91.4 million at March 31, 2015 relating to its ceiling test write down of oil and gas properties.  This resulted from a significant drop in our PV-10 reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 15% from $86.71 at December 31, 2014 to $73.55 at March 31, 2015 and twelve month gas prices decreased 14% from $3.12 at December 31, 2014 to $2.70 at March 31, 2015. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices have declined.

Transportation Expense.  Pipeline operating expenses totaled $0.6 million for the three months ended March 31, 2015 and the three months ended March 31, 2014.

General and administrative expenses.  General and administrative expenses increased $1.1 million for the first quarter of 2015 to $5.0 million, a 27% increase compared to 2014. This increase resulted from additional salaries and overhead from the acquisition of the Marcellus Assets during the third quarter of 2014 as well as additional stock option expense reflecting executive bonus paid in equity in lieu of cash.

Interest expense. Interest expense increased $4.5 million to $5.2 million in the first quarter of 2015 compared to the same quarter last year.  This increase was due to the issuance of $300 million of 9% Senior Notes in August 2014 to partially fund the Marcellus Assets acquisition. In addition, interest of $3.2 million was capitalized during this period, which relates to the development of the Marcellus Assets.

Interest and other income. Interest and other income decreased $0.1 million in the quarter compared to the same period last year.

Gain (loss) on derivative financial instruments.  Derivative gains of $4.0 million were recorded during the first quarter of 2015. This amount reflects $4.0 million of realized gains and approximately $38 thousand of unrealized losses resulting from mark to market accounting of our oil and gas derivatives.

Loss on contingent consideration.   A $0.1 million loss from the contingent consideration related to the acquisition of our Marcellus Assets. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2014 Form 10-K includes a discussion of our critical accounting policies.

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

The following table summarizes our open financial derivative positions as of May 6, 2015, related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	04/01/15- 09/30/15	1,300 Bbl/d	$50.00
NYMEX Oil	Swap	04/01/15- 09/30/15	400 Bbl/d	$57.07
NYMEX Oil	Collar	10/01/15- 03/31/16	500 Bbl/d	$50.00- 64.55
NYMEX Oil	Collar	10/01/15- 12/31/15	500 Bbl/d	$50.00- 69.10
NYMEX Oil	Collar	04/01/16- 12/31/16	500 Bbl/d	$50.00- 72.50
NYMEX Gas	Swap	04/01/15- 12/31/15	3,000 MMBtu/d	$4.18
NYMEX Gas	Swap	04/01/15- 06/30/15	3,000 MMBtu/d	$4.02
NYMEX Gas	Swap	04/01/15- 10/31/15	10,000 MMBtu/d	$3.20
NYMEX Gas	Swap	04/01/15- 10/31/15	10,000 MMBtu/d	$3.16
NYMEX Gas	Swap	04/01/15- 12/31/15	15,000 MMBtu/d	$2.94
NYMEX Gas	Swap	04/01/15- 03/31/16	5,000 MMBtu/d	$3.05
NYMEX Gas	Swap	04/01/15- 06/30/15	10,000 MMBtu/d	$2.97

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation, environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2014 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in “Item 1. Business — Regulation and Environmental Matters” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the Securities and Exchange Commission, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland).

3.2(2)	Bylaws of the Registrant, dated June 2, 2004.

3.3(3)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland).

3.4(4)	Certificate of Correction to Articles Supplementary (Series A 8%

Cumulative Convertible Preferred Stock) (Maryland).

3.5(5)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland).

3.6(6)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland).

3.7(7)	Articles of Amendment to the Articles of Incorporation of Registrant.

4.1(8)	Specimen Stock Certificate for Common Stock (Maryland).

4.2(9)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3(10)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.4(11)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.5(12)	Form of Note (included in Exhibit 4.3)

4.6(13)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Initial Purchasers of the 9% Senior Notes due 2022

10.1 (14)	Warren Resources, Inc. Executive Severance Plan.

10.2*	Form of Change in Control Agreement by and between Warren Resources, Inc. and each of Saema Somalya and Jeffrey Keeler.

10.3*	Offer Letter, dated December 24, 2013 and effective February 16, 2014, between Warren Resources, Inc. and Saema Somalya.

10.4*	Offer Letter, dated December 3, 2013 and effective January 8, 2014, between Warren Resources, Inc. and Jeffrey Keeler.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(2)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(6)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(7)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(12)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(13)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: May 7, 2015

	By:	/s/ Stewart P. Skelly
Stewart P. Skelly
Vice President, Chief Financial Officer
and Chief Accounting Officer