Form 10-Q
period 2015-06-30
WARREN RESOURCES INC
filed 2015-08-04
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The aggregate number of Registrant’s outstanding shares on August 4, 2015 was 81,203,466 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$15,359	$1,703
Accounts receivable — trade	8,385	20,025
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	144	142
Derivative financial instruments	—	4,005
Other current assets	2,963	1,245

Total current assets	26,851	27,120

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization and impairment (includes unproved properties excluded from amortization of $211,446 and $204,626 as of June 30, 2015 and December 31, 2014)	563,463	753,496
Property and equipment—at cost, net	19,016	19,622
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,291	1,280
Deferred debt offering costs, net	13,335	13,942
Other assets	3,002	3,220

Total other assets	600,107	791,560
	$626,958	$818,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$381	$381
Derivative financial instruments	408	—
Accounts payable and accruals	33,717	57,389

Total current liabilities	34,506	57,770

Long-Term Liabilities
First lien credit facility	219,665	—
Revolving loan credit facility	—	134,749
Other long-term liabilities, less current portion	37,334	36,084
Derivative financial instruments	61	—
Senior notes and debentures, less current portion and discount	229,058	297,525

Total long-term liabilities	486,118	468,358

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2015 and 2014 (aggregate liquidation preference $128 in 2015 and 2014)	128	128
Common stock — $.0001 par value; authorized, 200,000,000 shares; issued 81,203,466 shares in 2015 and 80,754,225 shares in 2014	8	8
Additional paid-in-capital	514,186	512,843
Accumulated deficit	(408,190)	(220,643)
Accumulated other comprehensive income, net of applicable income taxes of $133 in 2015 and $141 in 2014	202	216

Total stockholders’ equity	106,334	292,552
	$626,958	$818,680

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2015	2014	2015	2014
Operating revenues
Oil and gas sales	$25,087	$33,572	$49,677	$66,451
Transportation revenue	1,130	1,422	2,318	2,745

Total revenues	26,217	34,994	51,995	69,196

Operating expenses
Lease operating expense and taxes	12,870	9,208	25,378	18,710
Depreciation, depletion and amortization	19,240	10,535	36,432	20,889
Impairment	83,506	—	174,881	—
Transportation expenses	409	551	987	1,116
General and administrative	3,788	3,867	8,807	7,833

Total operating expenses	119,813	24,161	246,485	48,548

Income (loss) from operations	(93,596)	10,833	(194,490)	20,648

Other income (expense)
Interest and other income	4,104	2,228	4,121	2,362
Gain on debt extinguishment	14,407	—	14,407	—
Interest expense	(6,735)	(645)	(11,968)	(1,399)
Loss on contingent consideration	(140)	—	(270)	—
Gain (loss) on derivative financial instruments	(3,300)	(1,668)	661	(2,661)

Total other income (expense)	8,336	(85)	6,951	(1,698)

Income (loss) before taxes	(85,260)	10,748	(187,539)	18,950

Deferred income tax expense (benefit)	16	(6)	8	(14)

Net income (loss)	(85,276)	10,754	(187,547)	18,964

Less dividends and accretion on preferred shares	2	2	5	5

Net income (loss) applicable to common stockholders	$(85,278)	$10,752	$(187,552)	$18,959

Earnings (loss) per share — Basic	$(1.05)	$0.15	$(2.31)	$0.26
Earnings (loss) per share — Diluted	$(1.05)	$0.15	$(2.31)	$0.26

Weighted average common shares outstanding — Basic	81,202,007	73,651,858	81,036,508	73,379,507
Weighted average common shares outstanding — Diluted	81,202,007	73,904,104	81,036,508	73,558,350

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2015	2014	2015	2014
Net income (loss)	(85,276)	10,754	(187,547)	18,964
Other comprehensive income (loss)
Gain (loss) on investments available for sale	(26)	9	(14)	20

Comprehensive income (loss)	$(85,302)	$10,763	$(187,561)	$18,984

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, (Unaudited)
	(in thousands)
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(187,547)	$18,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(34)	(32)
Accretion of discount on senior notes	45	—
Amortization of deferred offering costs	607	113
Depreciation, depletion, amortization and impairment	211,313	20,889
Change in fair value of derivative financial instruments	4,474	(617)
Stock option expense	1,677	1,069
Gain on debt extinguishment	(14,407)	—
Deferred tax (benefit)	8	(14)
Change in assets and liabilities:
Decrease in accounts receivable—trade	11,640	6,767
Increase in other assets	(1,500)	(510)
Decrease in accounts payable and accruals	(12,851)	(7,018)
Decrease in other long-term liabilities	(431)	(260)

Net cash provided by operating activities	12,994	39,351

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(29,330)	(35,312)
Purchase of property and equipment	(490)	(982)

Net cash used in investing activities	(29,820)	(36,294)

Cash flows from financing activities:
Proceeds from Credit Facility	189,559	14,500
Payments on debt and debentures	(158,748)	(27,525)
Payments on taxes of vested restricted stock and proceeds from the exercise of options	(329)	102

Net cash provided by (used in) financing activities	30,482	(12,923)

Net increase (decrease) in cash and cash equivalents	13,656	(9,866)

Cash and cash equivalents at beginning of period	1,703	11,620

Cash and cash equivalents at end of period	$15,359	$1,754

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$15,185	$1,335
Noncash investing and financing activities
Accrued preferred stock dividend	$5	$5
Exchange of Senior Notes for First Lien debt	$47,164	$—

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

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of June 30, 2015 and December 31, 2014, the consolidated results of operations for the three and six months ended June 30, 2015 and 2014, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 and consolidated cash flows for the six months ended June 30, 2015 and 2014. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2014. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2014 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.6 million and $0.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and approximately $1.7 and $1.1 million for the six months ending June 30, 2015 and June 30, 2014, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Six months ended June 30,
	2015	2014
Dividend yield	0%	0%
Expected volatility	60.72%	52.8%
Risk-free interest rate	1.9%	1.0%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at March 31, 2015	3,618,126	$2.85
Granted	293,000	0.76
Exercised	—	—
Forfeited or expired	(280,067)	2.94
Outstanding at June 30, 2015	3,631,059	$2.67	4.10	$—
Exercisable at June 30, 2015	643,927	$3.48	2.34	$—

The total intrinsic value of options exercised during the six months ended June 30 , 2015 and 2014 were approximately $0 and $1.0 million respectively.

As of June 30, 2015 total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.9 million, which we expect to recognize over a weighted average period of 2.0 years.

Restricted Shares

Restricted share activity for the six months ended June 30, 2015 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2014	689,370	$2.87
Granted	521,322	1.11
Vested	(697,630)	1.79
Forfeited	(27,817)	3.36
Outstanding at June 30, 2015	485,245	$2.50

Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the six months ended June 30, 2015 and 2014 of 38,072 and 38,072, respectively, relating to convertible bonds and preferred stock were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 4,116,304 and 2,392,313 relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively, because they are anti-dilutive. At June 30, 2015 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(in thousands, except for per share data)		(in thousands, except for per share data)

Net earnings (loss) applicable to common shareholders	$(85,278)	$10,752	$(187,552)	$18,959

Weighted average shares outstanding — basic	81,202,007	73,651,858	81,036,508	73,379,507
Effect of dilutive securities — restricted stock	—	—	—	—
Effect of dilutive securities — stock options	—	252,246	—	178,843

Weighted average shares outstanding - diluted	81,202,007	73,904,104	81,036,508	73,558,350

Basic net earnings (loss) per share	$(1.05)	$0.15	$(2.31)	$0.26
Diluted net earnings (loss) per share	$(1.05)	$0.15	$(2.31)	$0.26

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	June 30,	December 31,
	2015	2014
	(in thousands)

Line of Credit	$—	$134,749
First Lien Credit Facility	219,665	—
Derivative Financial Instruments	469	—
Convertible Debentures	1,636	1,636
Senior Notes	230,410	300,000
Discount on Senior Notes	(2,824)	(3,947)
Contingent Earn-Out	6,800	6,530
Asset retirement obligations	30,751	29,771
	486,907	468,739
Less current portion	789	381
Long-term portion	$486,118	$468,358

On May 22, 2015, Warren Resources entered into a credit agreement with Franklin Square Capital Partners, LP which provides for a five-year, $250 million term loan facility (the “First Lien Credit Facility”) which matures on May 22, 2020. At the closing of the First Lien Credit Facility, certain of the lenders extended credit in the form of new term loans in the amount of $172.5 million and in the form of commitments for delayed draw term loans for up to an additional $30 million, subject to certain incurrence tests.  The new credit facility encompasses new terms and is collateralized by substantially all of Warren’s assets.  Warren has used the proceeds from the new credit facility to repay the balance on its former credit facility, and has been released from all legal obligations on the former line of credit.

Convertible Debentures

The convertible debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding. During the three and six months ended June 30, 2015, there were no debenture redemptions.

9.000% Senior Notes due 2022

To finance the Marcellus Asset Acquisition (See Note L) in 2014, the Company issued the 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the “Senior Notes”).  Interest is payable on the Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.  On May 22, 2015 as part of the closing of the First Lien Credit Facility, certain of the lenders exchanged at face value $69.59 million of the Company’s previously issued 9.000% Senior Notes due 2022 at a discount for approximately $45.23 million of First Lien Term Loans due 2020 plus accrued unpaid interest of $1.93 million rolled into the First Lien Term Loans as additional borrowing.  The company accounted for this transaction in accordance with ASC 470 and ASC 405 and as a result recognized a gain on the retirement of debt in the amount of $14.4 million during the period.  At June 30, 2015, the face amount of the Senior Notes was $230.41 million and the market value was approximately $110.6 million.

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

On July 27, 2015, substantially all of the outstanding Senior Notes were exchanged for an equal principal amount of registered 9.000% senior notes due 2022 pursuant to an effective registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on June 19, 2015 under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Senior Notes except that the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

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

June 30, 2015
(in thousands)
Balance at beginning of period	$29,771
Liabilities incurred in current period	9
Liabilities settled in current period	(431)
Accretion expense	1,402
Balance at end of period	$30,751

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

First Lien Credit Facility. The carrying amount approximates fair value due to the current rate stipulated in the first lien credit facility agreement.

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

Contingent Earn-Out. The fair value is based on the present value of the amount discounted back at the cost of capital.

	June 30, 2015		December 31, 2014
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$2,812	$2,812	$3,165	$3,165
Financial liabilities
Fixed rate debentures	$3,045	$1,636	$3,035	$1,636
Credit Facility	—	—	134,749	134,749
First Lien Credit Facility	219,665	219,665	—	—
Senior Notes	110,597	227,586	195,000	296,053
Contingent Earn-Out	6,800	6,800	6,530	6,530

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

June  30, 2015

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,435	$—	$—	$1,435

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Commodity derivatives	$—	$469	$—	$469

December 31, 2014

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,422	$—	$—	$1,422
Commodity derivatives	$—	$4,005	$—	$4,005

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

The following table summarizes the open financial derivative positions, as of June 30, 2015, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	07/01/15- 09/30/15	1,300 Bbl/d	$49.75
NYMEX Oil	Swap	07/01/15- 09/30/15	400 Bbl/d	$56.82
NYMEX Oil	Swap	10/01/15- 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	10/01/15- 03/31/16	500 Bbl/d	$50.00- 64.00
NYMEX Oil	Collar	07/01/16- 06/30/16	250 Bbl/d	$55.00- 69.97
NYMEX Oil	Collar	07/01/16- 12/31/16	500 Bbl/d	$50.00- 71.50
NYMEX Oil	Collar	10/01/15- 12/31/15	500 Bbl/d	$50.00- 68.15
NYMEX Gas	Swap	07/01/15- 12/31/15	3,000 MMBtu/d	$4.16
NYMEX Gas	Swap	07/01/15- 10/31/15	10,000 MMBtu/d	$3.18
NYMEX Gas	Swap	07/01/15- 10/31/15	10,000 MMBtu/d	$3.14
NYMEX Gas	Swap	07/01/15- 12/31/15	15,000 MMBtu/d	$2.92
NYMEX Gas	Swap	07/01/15- 03/31/16	5,000 MMBtu/d	$3.02

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Six Months
Hedging Instrument under	Ended June 30,		Ended June 30,
authoritative guidance	2015	2014	2015	2014
(in thousands)

Realized cash settlements on hedges	$1,137	$(1,477)	$5,135	$(3,278)
Mark-to-market gain (loss) on hedges	(4,437)	(191)	(4,474)	617

Total	$(3,300)	$(1,668)	$661	$(2,661)

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

June 30, 2015

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Current	$1,073

Total derivatives not designated as hedging instruments		$1,073

June 30, 2015

	Derivative Liabilities
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Oil	Current	$1,481
Commodity—Oil	Non-current	61
Total derivatives not designated as hedging instruments		$1,542

December 31, 2014

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Current	$3,611
Commodity—Oil	Current	394
Total derivatives not designated as hedging instruments		$4,005

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

NOTE L — ACQUISITIONS

Marcellus Assets

On August 11, 2014, we acquired essentially all of the Marcellus Assets of Citrus Energy Corporation (‘‘Citrus’’) and two other working interest owners in exchange for approximately 6.7 million shares of our common stock valued at $41.4 million and cash consideration of $312.5 million, subject to certain post-closing adjustments and certain closing conditions (the ‘‘Marcellus Asset Acquisition’’). The Marcellus Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price of the Marcellus Assets (in thousands):

December 31, 2014
Cash consideration	$312,500
Fair value of Warren equity common shares	41,400
Closing adjustments	(7,828)
Fair value of earn-out provision	6,340
Fair value of farm-out provision	3,410
Total purchase price	$355,822

In connection with the Marcellus Asset Acquisition, a contingent consideration payment was included as part of the purchase and sale agreement with a maximum payout of $8.5 million, based upon proved reserves and price differential factors. The fair value of this consideration is based on a 90% probability of achieving the full payout discounted to present value.

The following table presents the initial purchase price allocation of the Marcellus Asset, based on the fair values of assets acquired and liabilities assumed (in thousands):

December 31, 2014
Proved oil and gas properties	$171,070
Unproved oil and gas properties	184,752
Total purchase price	$355,822

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2014 as though the Marcellus Asset Acquisition had occurred prior to that date.  The pro forma combined results of operations for the three and six months ended June 30, 2014 have been prepared by adjusting the historical results of the Company to include the historical results of the Marcellus Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Marcellus Asset Acquisition.

Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Marcellus Asset Acquisition that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company’s pro forma information previously filed with the SEC.

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
(in thousands)	2014	2014
Revenues	$58,522	$121,081
Income from Operations	21,773	46,283

Net income	$21,691	$29,433
Diluted net income per share	$0.27	$0.37

NOTE M —CAPITALIZED INTEREST

The Company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company’s interest rate on specific borrowing costs, adjusted to include amortization of bond discount and issuance costs, related to the Senior Notes or exchanges of the Senior Notes used to purchase the Marcellus Assets, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.  Interest of $3.4 million and $6.6 million relating to the Senior Notes was capitalized during the three and six months ended June 30, 2015.

NOTE N — RECENT DEVELOPMENTS

On June 16, 2015, the Company and its wholly-owned subsidiary Warren E&P, Inc., entered into non-exclusive purchase and sale agreements with Escalera Resources, Co., pursuant to which Warren will sell all of its interests in its shallow depth coal bed methane assets, which are located in the Atlantic Rim area of the Washakie Basin in Carbon County, Wyoming, appurtenant midstream pipeline assets, and an undivided 30% of its interest in certain deep rights associated with Warren’s former leases in the Atlantic Rim area, to Escalera with an effective date of April 1, 2015. The total purchase price for these assets will be $47 million, with $42 million payable in cash at closing. Following consummation of the transaction, Warren will retain 70% of the operated deep rights associated with Warren’s former leases in the Atlantic Rim area, across 68,700 gross acres, which are currently being evaluated for potential upside in a number of the deep formations present. The sale is subject to closing conditions and adjustments, including completion of the purchaser’s financing.

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

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California, the drilling and development of natural gas reserves within the Marcellus Shale in Pennsylvania, and the exploration and development of an undeveloped acreage position in the Washakie Basin of Wyoming. As of June 30, 2015, we owned oil and natural gas leasehold interests in approximately 113,307 gross, 84,240 net, acres, approximately 70% of which are undeveloped.

On June 16, 2015, we entered into non-exclusive purchase and sale agreements with Escalera Resources, Co., pursuant to which Warren will sell all of its interests in its shallow depth coal bed methane assets, which are located in the Atlantic Rim area of the Washakie Basin in Carbon County, Wyoming, appurtenant midstream pipeline assets, and an undivided 30% of its interest in certain deep rights associated with Warren’s former leases in the Atlantic Rim area, to Escalera with an effective date of April 1, 2015.  The total purchase price for these assets will be $47 million, with $42 million payable in cash at closing.  Following consummation of the transaction, Warren will retain 70% of the operated deep rights associated with Warren’s former leases in the Atlantic Rim area, across 68,700 gross acres, which are currently being evaluated for potential upside in a number of the deep formations present.  The sale is subject to closing conditions and adjustments, including completion of the purchaser’s financing.

Liquidity and Capital Resources

Our cash and cash equivalents increased approximately $13.7 million to $15.4 million during the six months ended June 30, 2015.  This resulted from cash provided from operating activities of $13.0 million and cash provided by financing activities of $30.5 million, which was offset by cash used in investing activities of $29.8 million.

Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties.  Cash provided by financing activities primarily represents the funds received from our First Lien Credit Facility.

Capital additions for the six months ended June 30, 2015 were approximately $12.1 million and consisted of $9.2 million in drilling and development costs in the Marcellus Assets, $1.2 million for facilities in our California properties and $1.2 million for carry over development in our Wyoming properties.

On May 22, 2015, Warren Resources entered into a credit agreement with Franklin Square Capital Partners, LP, which provides for a five-year, $250 million First Lien Credit Facility which matures on May 22, 2020. At the closing of the First Lien Credit Facility, certain of the lenders extended credit in the form of new term loans in the amount of $172.5 million and in the form of commitments for delayed draw term loans for up to an additional $30 million, subject to certain incurrence tests.  The new credit facility encompasses new terms and is collateralized by substantially all of Warren’s assets.  Warren used an initial draw down from the new credit facility to repay the balance on its former credit facility, and has been released from all legal obligations on the former line of credit.  Also, as part of the closing of the First Lien Credit Facility, certain of the lenders exchanged $69.59 million of the Company’s previously issued 9.000% Senior Notes due 2022 at a discount for approximately $45.23 million of First Lien Term Loans due 2020 plus accrued unpaid interest of $1.93 million rolled into the First Lien Term Loans as additional borrowing.  As of June 30, 2015 the Company had $219.7 million outstanding on its borrowings under the First Lien Credit Facility, with zero interest accrued.  As of August 4, 2015, no additional borrowings have been drawn under the facility.  The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%). At present, the interest rate is 9.5%.

The First Lien Credit Facility is subject to prepayment in respect of asset sales, subject to limited reinvestment rights and certain excluded asset sales, provided that the commitments for delayed draw term loans shall be increased by the amount of the net proceeds of certain sales of the Company’s oil and gas properties in excess of $25 million.

The First Lien Credit Facility also includes certain covenants, including requirements that (a) during the period commencing on the eighteen (18) month anniversary of the closing date until the twenty-four (24) month anniversary of the closing date, the Consolidated First Lien Leverage Ratio (as defined in the First Lien Credit Facility) for any period of four consecutive fiscal quarters shall not be greater than 5.5 to 1.0, determined as of the last day of each fiscal quarter, and (b) during the period following the end of the twenty-four (24) month anniversary of the closing date until the maturity date of the facility, the Consolidated First Lien Leverage Ratio for any period of four consecutive fiscal quarters shall not be greater than 5.0 to 1.0 as of the last day of each fiscal quarter.

The First Lien Credit Facility is subject to other usual and customary conditions, representations, and warranties, including restrictions on certain additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters. The First Lien Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of certain required lenders shall, accelerate amounts due under the First Lien Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).

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

During the first six months of 2015, the Company reported a net loss of $187.6 million (which included $174.9 million of impairment expense and $0.7 million of gains on derivative financial instruments). This compares to the first six months of 2014 when the Company had net income of $19.0 million (which included $2.7 million of losses on derivative financial instruments). At June 30, 2015, current assets were $7.7 million less than current liabilities.

At June 30, 2015, we had approximately 3.6 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, all had exercise prices above the closing market price of $0.46 of our common stock on June 30, 2015.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.64 million at June 30, 2015. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (17 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (78 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

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

	Payments due by period *
Contractual Obligations As of June 30, 2015	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

First Lien Credit Facility	$219,665	$—	$—	$219,665	$—
Bonds	1,636	164	280	226	966
Marcellus Lateral Demand Fee	1,564	1,104	460	—	—
Derivative Financial Instruments	469	408	61	—	—
Senior Notes	230,410	—	—	—	230,410
Marcellus Transportation Fee	96,219	14,892	29,784	29,784	21,759
Leases	6,153	987	1,876	1,880	1,410
Total	$556,116	$17,555	$32,461	$251,555	$254,545

*      Does not include estimated interest of $41.8 million less than one year, $83.6 million 1-3 years, $81.5 million 3-5 years and $43.5 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Oil and gas sales. Revenue from oil and gas sales decreased $8.5 million in the second quarter of 2015 to $25.1 million, a 25% decrease compared to the same quarter in 2014.  Net oil production for the three months ended June 30, 2015 and 2014 was 250 Mbbls and 281 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended June 30, 2015 and 2014 was $50.78 and $97.59, respectively.  Net gas production was 7.7 Bcf in the quarter compared with 1.6 Bcf in the prior year with an average realized price of $1.61 per Mcf compared to $3.76 per Mcf in the prior year.  This increase in gas production reflects an additional 6.3 Bcf of gas produced from our recently acquired Marcellus Assets.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system. Transportation and gathering revenue totaled $1.1 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014.

Lease operating expense. Lease operating expense increased 40% to $12.9 million ($8.37 per Boe) for the second quarter of 2015 compared to $9.2 million ($16.67 per Boe) in the comparable period of 2014.  Primarily this increase reflects additional operating expense resulting from our recently acquired Marcellus Assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $8.7 million for the second quarter of 2015 to $19.2 million, a 83% increase compared to the corresponding quarter last year.  This increase results from an increase to our full cost pool as a result of the consummation of the Marcellus Asset Acquisition during the third quarter of 2014.

Impairment. The Company recorded impairment expense of $83.5 million for the second quarter of 2015, relating to its ceiling test write down of oil and gas properties.  This resulted from a significant drop in our PV-10 reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 22% from $86.71 at December 31, 2014 to $67.53 at June 30, 2015 and twelve month gas prices decreased 23% from $3.12 at December 31, 2014 to $2.40 at June 30, 2015. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices have continued to decline.

Transportation Expense.  Pipeline operating expenses totaled $0.4 million for the three months ended June 30, 2015 compared to $0.5 million for th three months ended June 30, 2014.

General and administrative expenses.  General and administrative expenses decreased $79 thousand for the second quarter of 2015 to $3.8 million, a 2% decrease compared to 2014. This decrease resulted from cost cutting measures including a reduction in the workforce offset by the additional salaries and overhead from the consummation of the Marcellus Asset Acquisition during the third quarter of 2014.

Interest expense. Interest expense increased $6.1 million from $0.6 to $6.7 million in the second quarter of 2015 compared to the same quarter last year.  This increase was due to the issuance of $300 million of 9.000% Senior Notes in August 2014 to partially fund the Marcellus Assets Acquisition. In addition, interest of $3.4 million was capitalized during this period, which relates to the development of the Marcellus Assets.

Interest and other income. Interest and other income increased $1.9 million in the quarter compared to the same period last year due to the sale of property in our North Wilmington Unit in California.

Gain (loss) on derivative financial instruments.  Derivative losses of $3.3 million were recorded during the second quarter of 2015. This amount reflects $1.1 million of realized gains and $4.4 million of unrealized losses resulting from mark to market accounting of our oil and gas derivatives.

Loss on contingent consideration.  A $0.1 million loss from the contingent consideration was recorded for the quarter ending June 30, 2015, related to the Marcellus Asset Acquisition. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

Gain (loss) on retirement of debt.  A $14.4 million gain from the retirement of debt was recorded during the quarter ending June 30, 2015, related to the exchange of previously issued 9% Senior Notes for 9.5% First Lien Credit Facility Notes.

Six months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Oil and gas sales. Revenue from oil and gas sales decreased $16.8 million for the six months of 2015 to $50.0 million, a 25% decrease compared to the same period in 2014.  Net oil production for the six months ended June 30, 2015 and 2014 was 511 Mbbls and 557 Mbbls, respectively, and the average realized price per barrel of oil for the six months ended June 30, 2015 and 2014 was $45.38 and $96.26 respectively.  Net gas production was 13.6 Bcf for the first six months compared with 3.2 Bcf in the prior year with an average realized price of $1.94 per Mcf compared to $3.97 per Mcf in the prior year.  This increase in gas production reflects an additional 11.0 Bcf of gas produced from our recently acquired Marcellus Assets.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system. Transportation and gathering revenue totaled $2.3 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014.

Lease operating expense. Lease operating expense increased 36% to $25.4 million ($9.12 per Boe) for the six months of 2015 compared to $18.7 million ($17.08 per Boe) in the comparable period of 2014.  Primarily this increase reflects additional operating expense resulting from our recently acquired Marcellus Assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $15.5 million for the first six months of 2015 to $36.4 million, a 74% increase compared to the comparable period of 2014.  This increase results from an increase to our full cost pool as a result of the consummation of the Marcellus Asset Acquisition during the third quarter of 2014.

Impairment. The Company recorded impairment expense of $174.9 million for the first six months of 2015, relating to its ceiling test write down of oil and gas properties.  This resulted from a significant drop in our PV-10 reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 22% from $86.71 at December 31, 2014 to $67.53 at June 30, 2015 and twelve month gas prices decreased 23% from $3.12 at December 31, 2014 to $2.40 at June 30, 2015. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices have declined.

Transportation Expense.  Pipeline operating expenses totaled $1.0 million for the six months ended June 30, 2015 compared to $1.1 million for the six months ended June 30, 2014.

General and administrative expenses.  General and administrative expenses increased $1.0 million for the first six months of 2015 to $8.8 million, a 12% increase compared to 2014. This increase resulted from additional salaries and overhead from the consummation of the Marcellus Asset Acquisition during the third quarter of 2014 offset by cost cutting measures including a reduction in the workforce.

Interest expense. Interest expense increased $10.6 million from $1.4 million to $12.0 million for the first six months of 2015 compared to the same period last year.  This increase was due to the issuance of $300 million of 9.000% Senior Notes in August 2014 to partially fund the Marcellus Assets Acquisition. In addition, interest of $6.6 million was capitalized during this period, which relates to the development of the Marcellus Assets.

Interest and other income. Interest and other income increased $1.8 million for the first six months of 2015 compared to the same period last year due to the sale of property inour North Wilmington Unit in California.

Gain (loss) on derivative financial instruments.  Derivative gains of $0.7 million were recorded during the first six months of 2015. This amount reflects $5.1 million of realized gains and $4.5 million of unrealized losses resulting from mark to market accounting of our oil and gas derivatives.

Loss on contingent consideration.   A $0.3 million loss from the contingent consideration was recorded for the six months ending June 30, 2015, related to the Marcellus Asset Acquisition. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

Gain (loss) on retirement of debt.  A $14.4 million gain from the retirement of debt was recorded during the six months ending June 30, 2015, related to the exchange of previously issued 9% Senior Notes for 9.5% First Lien Credit Facility Notes.

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

The following table summarizes our open financial derivative positions as of August 4, 2015, related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	07/01/15- 09/30/15	1,300 Bbl/d	$49.75
NYMEX Oil	Swap	07/01/15- 09/30/15	400 Bbl/d	$56.82
NYMEX Oil	Swap	10/01/15- 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	10/01/15- 03/31/16	500 Bbl/d	$50.00- 64.00
NYMEX Oil	Collar	07/01/15- 06/30/16	250 Bbl/d	$55.00-69.97
NYMEX Oil	Collar	07/01/16- 12/31/16	500 Bbl/d	$50.00-71.50
NYMEX Oil	Collar	10/01/16- 12/31/15	500 Bbl/d	$50.00-68.15
NYMEX Gas	Swap	07/01/15- 12/31/15	3,000 MMBtu/d	$4.16
NYMEX Gas	Swap	07/01/15- 10/31/15	10,000 MMBtu/d	$3.18
NYMEX Gas	Swap	07/01/15- 10/31/15	10,000 MMBtu/d	$3.14
NYMEX Gas	Swap	07/01/15- 12/31/15	15,000 MMBtu/d	$2.92
NYMEX Gas	Swap	01/01/16- 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	11/01/15- 03/31/16	15,000 MMBtu/d	$3.18
NYMEX Gas	Swap	07/01/15- 03/31/16	5,000 MMBtu/d	$3.02

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit No.	Description

2.1*†	Letter Agreement, dated June 16, 2015, by and among Warren Resources, Inc. and Warren E&P, Inc. and Escalera Resources, Co.

2.2*†	Purchase and Sale Agreement (Coalbed Methane Assets), dated June 16, 2015 but effective April 1, 2015, by, between and among Warren Resources, Inc. and Warren E&P, Inc. and Escalera Resources, Co.

2.3*†	Purchase and Sale Agreement (Midstream Assets), dated June 16, 2015 but effective April 1, 2015, by, between and among Warren Resources, Inc. and Warren E&P, Inc. and Escalera Resources, Co.

3.1(1)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland).

3.2(2)	Bylaws of the Registrant, dated June 2, 2004.

3.3(3)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland).

3.4(4)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland).

3.5(5)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland).

3.6(6)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland).

3.7(7)	Articles of Amendment to the Articles of Incorporation of Registrant.

4.1(8)	Specimen Stock Certificate for Common Stock (Maryland).

4.2(9)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3(10)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.4(11)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.5(12)	Form of Note (included in Exhibit 4.4)

4.6(13)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Initial Purchasers of the 9% Senior Notes due 2022

10.1(14)

Credit Agreement dated as of May 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, the lenders party thereto, with GSO Capital Partners LP, as Sole Lead Arranger and Sole Bookrunner.

10.2(15)	Second Amendment to the Warren Resources, Inc. 2010 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†

Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(2)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(6)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(7)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(12)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(13)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated May 26, 2015.
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated June 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: August 4, 2015

	By:	/s/ Stewart P. Skelly
Stewart P. Skelly
Vice President, Chief Financial Officer
and Chief Accounting Officer