Form 10-Q
period 2015-09-30
WARREN RESOURCES INC
filed 2015-11-09
CIK 892986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-33275

WARREN RESOURCES, INC.

(Exact Name of Registrant as Specified in its Charter.)

Maryland (State or other jurisdiction of incorporation or organization)	11-3024080 (I.R.S. Employer Identification Number)

1331 17th Street Suite 720 Denver, CO (Address of Principal Executive Offices)	80202 (Zip Code)

Registrant’s telephone number, including area code:

(720) 403-8125

1114 Avenue of the Americas,

New York, NY 10036

(Former name, former address and former fiscal year, if changed since last report)

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

The aggregate number of Registrant’s outstanding shares on November 9, 2015 was 85,203,466 shares of Common Stock, $0.0001 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$9,501	$1,703
Accounts receivable — trade	15,704	20,025
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	144	142
Derivative financial instruments	4,192	4,005
Other current assets	2,704	1,245

Total current assets	32,245	27,120

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and amortization and impairment (includes unproved properties excluded from amortization of $198,612 and $204,626 as of September 30, 2015 and December 31, 2014)	379,561	753,496
Property and equipment—at cost, net	18,120	19,622
Restricted investments in U.S. Treasury Bonds—available for sale, at fair value	1,330	1,280
Deferred debt offering costs, net	12,836	13,942
Derivative financial instruments	3,338	—
Other assets	3,026	3,220

Total other assets	418,211	791,560
	$450,456	$818,680
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of debentures and other long-term liabilities	$164	$381
Current maturities of other long-term liabilities	218	—
Accounts payable and accruals	42,872	57,389

Total current liabilities	43,254	57,770

Long-Term Liabilities
First lien credit facility	219,665	—
Revolving loan credit facility	—	134,749
Other long-term liabilities, less current portion	37,666	36,084
Senior notes and debentures, less current portion and discount	229,156	297,525

Total long-term liabilities	486,487	468,358

Commitments and Contingencies

Stockholders’ Equity
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2015 and 2014 (aggregate liquidation preference $128 in 2015 and 2014)	128	128
Common stock — $.0001 par value; authorized, 200,000,000 shares; issued 81,203,466 shares in 2015 and 80,754,225 shares in 2014	8	8
Additional paid-in-capital	514,615	512,843
Accumulated deficit	(594,251)	(220,643)
Accumulated other comprehensive income, net of applicable income taxes of $141 in 2015 and $141 in 2014	215	216

Total stockholders’ (deficit)/equity	(79,285)	292,552
	$450,456	$818,680

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2015	2014	2015	2014
Operating revenues
Oil and gas sales	$19,613	$39,175	$69,290	$105,627
Transportation revenue	1,191	1,338	3,509	4,082

Total revenues	20,804	40,513	72,799	109,709

Operating expenses
Lease operating expense and taxes	12,034	13,337	37,413	32,046
Depreciation, depletion and amortization	18,318	15,844	54,750	36,733
Impairment	175,744	—	350,625	—
Acquisition Expense	—	4,080	—	4,080
Transportation expenses	256	558	1,243	1,674
General and administrative	3,994	2,898	12,800	10,731

Total operating expenses	210,346	36,717	456,831	85,264

Income (loss) from operations	(189,542)	3,796	(384,032)	24,445

Other income (expense)
Interest and other income	1,926	17	6,047	2,379
Gain on debt extinguishment	—	—	14,407	—
Interest expense	(8,967)	(3,783)	(20,935)	(5,182)
Loss on contingent consideration	(130)	—	(400)	—
Gain on derivative financial instruments	10,644	3,699	11,304	1,038

Total other income (expense)	3,473	(67)	10,423	(1,765)

Income (loss) before taxes	(186,069)	3,729	(373,609)	22,680

Deferred income tax expense (benefit)	(8)	4	—	(10)

Net income (loss)	(186,061)	3,725	(373,609)	22,690

Less dividends and accretion on preferred shares	2	2	7	8

Net income (loss) applicable to common stockholders	$(186,063)	$3,723	$(373,616)	$22,682

Earnings (loss) per share — Basic	$(2.29)	$0.05	$(4.61)	$0.30
Earnings (loss) per share — Diluted	$(2.29)	$0.05	$(4.61)	$0.30

Weighted average common shares outstanding — Basic	81,203,466	78,549,255	81,092,772	75,121,693
Weighted average common shares outstanding — Diluted	81,203,466	78,874,219	81,092,772	75,314,166

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(in thousands, except share		(in thousands, except share
	and per share data)		and per share data)
	2015	2014	2015	2014
Net income (loss)	(186,061)	3,725	(373,609)	22,690
Other comprehensive income (loss)
Gain (loss) on investments available for sale	14	(7)	1	14

Comprehensive income (loss)	$(186,047)	$3,718	$(373,608)	$22,704

The accompanying notes are an integral part of these financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Unaudited)
	(in thousands)
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(373,609)	$22,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available-for-sale debt securities	(53)	(48)
Accretion of discount on high yield	—	72
Accretion of discount on Senior Notes	144	—
Amortization of deferred offering costs	1,107	946
Depreciation, depletion, amortization and impairment	405,375	36,733
Change in fair value of derivative financial instruments	(3,525)	(4,305)
Stock option expense	2,109	1,727
Gain on debt extinguishment	(14,407)	—
Deferred tax (benefit)	—	(10)
Change in assets and liabilities:
Decrease (increase) in accounts receivable—trade	4,321	(1,481)
Decrease (increase) in other assets	(1,265)	656
Decrease (increase) in accounts payable and accruals	(12,957)	5,466
Decrease in other long-term liabilities	(956)	(4,088)

Net cash provided by operating activities	6,284	58,358

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(28,818)	(374,376)
Purchase of property and equipment	(150)	(1,592)

Net cash used in investing activities	(28,968)	(375,968)

Cash flows from financing activities:
Proceeds from Credit Facility	189,559	371,599
Payments on debt and debentures	(158,748)	(63,238)
Payments on taxes of vested restricted stock and proceeds from the exercise of options	(329)	(594)

Net cash provided by financing activities	30,482	307,767

Net increase (decrease) in cash and cash equivalents	7,798	(9,843)

Cash and cash equivalents at beginning of period	1,703	11,620

Cash and cash equivalents at end of period	$9,501	$1,777

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$13,176	$4,241
Noncash investing and financing activities
Accrued preferred stock dividend	$7	$8
Exchange of Senior Notes for First Lien debt	$47,164	$—

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

On September 30, 2015, the Company relocated its corporate headquarters from New York City to its pre-existing Denver, Colorado office. In addition, the Company announced that it will close the New York City and Roswell, New Mexico offices, with transitioning and elimination of affected personnel and offices expected to begin in the fourth quarter of 2015 and completion expected by March 31, 2016.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2015 and December 31, 2014, the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and consolidated cash flows for the nine months ended September 30, 2015 and 2014. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2014. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2014 Annual Report on Form 10-K.

NOTE B—STOCK BASED COMPENSATION

Stock Options

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was approximately $0.4 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $2.1 and $1.7 million for the nine months ending September 30, 2015 and 2014, respectively.

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended September 30,
	2015	2014
Dividend yield	0%	0%
Expected volatility	60.85%	52.8%
Risk-free interest rate	1.2%	1.1%
Expected life	3.5 years	3.5 years

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Options	Price	Term (in years)	(in thousands)
Outstanding at June 30, 2015	3,631,059	$2.67
Granted	35,000	0.42
Exercised	—	—
Forfeited or expired	(158,864)	3.04
Outstanding at September 30, 2015	3,507,195	$2.63	3.90	$3
Exercisable at September 30, 2015	738,765	$4.14	2.87	$—

The total intrinsic value of options exercised during the nine months ended September 30 , 2015 and 2014 was approximately $0 and $1.8 million respectively.

As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.6 million, which we expect to recognize over a weighted average period of 1.8 years.

Restricted Shares

Restricted share activity for the nine months ended September 30, 2015 was as follows:

	Shares	Weighted Average Fair Value

Outstanding at December 31, 2014	689,370	$2.87
Granted	521,322	1.11
Vested	(697,630)	1.79
Forfeited	(30,567)	3.15
Outstanding at September 30, 2015	482,495	$2.50

Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

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

NOTE D—EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the assumption that stock options are converted into common shares using the treasury stock method and convertible bonds and preferred stock are converted using the if-converted method. Conversion is not assumed if the results are anti-dilutive.  Potential common shares for the nine months ended September 30, 2015 and 2014 of 38,072 and 38,072, respectively, relating to convertible bonds and preferred stock were excluded from the computation of diluted earnings per share because they are anti-dilutive. Potential common shares of 3,989,690 and 2,322,263 relating to stock options and restricted stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively, because they are anti-dilutive. At September 30, 2015 the convertible bonds may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.  The preferred stock may be converted at the discretion of the holder or upon meeting certain conditions at the discretion of the Company (see Note C).

Basic and diluted net earnings (loss) per share are computed based on the following information:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands, except for per share data)		(in thousands, except for per share data)

Net earnings (loss) applicable to common shareholders	$(186,063)	$3,723	$(373,616)	$22,682

Weighted average shares outstanding — basic	81,203,466	78,549,255	81,092,772	75,121,693
Effect of dilutive securities — restricted stock	—	12,524	—	—
Effect of dilutive securities — stock options	—	312,440	—	192,473

Weighted average shares outstanding - diluted	81,203,466	78,874,219	81,092,772	75,314,166

Basic net earnings (loss) per share	$(2.29)	$0.05	$(4.61)	$0.30
Diluted net earnings (loss) per share	$(2.29)	$0.05	$(4.61)	$0.30

NOTE E—LONG-TERM LIABILITIES

Long-term liabilities consisted of the following for the balance sheets dated:

	September 30,	December 31,
	2015	2014
	(in thousands)

Line of Credit	$—	$134,749
First Lien Credit Facility	219,665	—
Convertible Debentures	1,636	1,636
Senior Notes	230,410	300,000
Discount on Senior Notes	(2,727)	(3,947)
Contingent Earn-Out	6,931	6,531
Asset retirement obligations	30,954	29,771
	486,869	468,740
Less current portion	382	382
Long-term portion	$486,487	$468,358

First Lien Credit Facility and Senior Notes Exchange

On May 22, 2015, Warren Resources entered into a first lien credit agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time party thereto, that provides for a five-year, $250 million term loan facility (the “First Lien Credit Facility”) which matures on May 22, 2020. At the closing of the First Lien Credit Facility, certain of the first lien lenders extended credit in the form of new term loans in the amount of $172.5 million and in the form of commitments for delayed draw term loans for up to an additional $30 million, subject to certain incurrence tests.  Approximately $47 million in additional term loans were issued under the First Lien Credit Facility at closing in exchange for $69.59 in face value of the 9.000% Senior Notes due 2022, as described further under “9.000% Senior Notes due 2022” below. The conditions applicable to further draw downs under the First Lien Credit Facility were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015 and is further described under Note N to the Notes to the Consolidated Financial Statements. The First Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC, which are three of the Company’s wholly-owned subsidiaries and is collateralized by substantially all of Warren’s assets, including the equity interests of the guarantors.  Warren used the proceeds drawn at closing of the First Lien Credit Facility to repay the balance on its former credit facility, and has been released from all legal obligations on such former facility.

The First Lien Credit Facility is subject to prepayment in respect of asset sales, subject to limited reinvestment rights and certain excluded asset sales. The First Lien Credit Facility also includes certain covenants, including a maintance covenant requiring the Company to maintain a minimum consolidated first lien leverage ratio. The terms of the maintenance covenant were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015 and is further described under Note N to the Notes to the Consolidated Financial Statements.

The First Lien Credit Facility is subject to other usual and customary conditions, representations, and warranties, including restrictions on certain additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters. The First Lien Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of certain required lenders shall, accelerate amounts due under the First Lien Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically, by their terms, become due and payable).

The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and is payable quarterly in arrears on the next to last business day of each March, June, September and December. At present, the interest rate is 9.5%.

As of September 30, 2015 the Company had $219.7 million outstanding on its borrowings under the First Lien Credit Facility, with zero interest accrued.  As of November 9, 2015, $15 million of additional borrowings have been drawn and the total outstanding under the facility is therefore $234.7 million.

Convertible Debentures

The convertible debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a conversion price of $50. Each year the holders of the convertible debentures may tender to the Company up to 10% of the aggregate debentures issued and outstanding. During the three and nine months ended September 30, 2015, there were no debenture redemptions.

9.000% Senior Notes due 2022

To finance the Marcellus Asset Acquisition (See Note L) in 2014, the Company issued 9.000% senior notes in a private offering at a price equal to 98.617% due to mature on August 1, 2022 (the “Unregistered Senior Notes”).  Interest is payable on the Unregistered Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

In connection with the First Lien Credit Facility entered into on May 22, 2015, the Company exchanged $69.59 million in face value of the Unregistered Senior Notes previously held by the lenders under the First Lien Credit Facility for approximately $45.23 million of First Lien Term Loans plus accrued unpaid interest of $1.93 million rolled into the First Lien Term Loans as additional borrowing.  The Company accounted for this transaction in accordance with ASC 470 and ASC 405 and as a result recognized a gain on the retirement of debt in the amount of $14.4 million during the period.

On July 27, 2015, substantially all of the outstanding Unregistered Senior Notes were exchanged for an equal principal amount of registered 9.000% senior notes due 2022 pursuant to a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on June 19, 2015 under the Securities Act (the “Registered Senior Notes” and, together with the Unregistered Senior Notes, the “Senior Notes”). The Registered Senior Notes are identical to the Unregistered Senior Notes except that the Registered Senior Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

At September 30, 2015, the face amount of the Senior Notes was $230.41 million and the market value was approximately $50.7 million.

We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017.  We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017.  If we sell certain of our assets or experience certain kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders.  The Senior Notes are fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by substantially all of our existing subsidiaries and are fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions.

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

September 30, 2015
(in thousands)
Balance at beginning of period	$29,771
Liabilities incurred in current period	9
Liabilities settled in current period	(956)
Accretion expense	2,130
Balance at end of period	$30,954

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

Contingent Earn-Out. The fair value is based on the present value of the amount discounted back at the cost of capital.

	September 30, 2015		December 31, 2014
	Fair	Carrying	Fair	Carrying
	value	amount	value	amount
	(in thousands)
Financial assets
Collateral security account	$2,812	$2,812	$3,165	$3,165
Financial liabilities
Fixed rate debentures	$3,116	$1,636	$3,035	$1,636
Credit Facility	—	—	134,749	134,749
First Lien Credit Facility	219,665	219,665	—	—
Senior Notes	50,690	227,683	195,000	296,053
Contingent Earn-Out	6,930	6,930	6,530	6,530

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

September 30, 2015

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,474	$—	$—	$1,474
Commodity derivatives	$—	$7,530	$—	$7,530

December 31, 2014

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds — available for sale, at fair value	$1,422	$—	$—	$1,422
Commodity derivatives	$—	$4,005	$—	$4,005

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

The following table summarizes the open financial derivative positions, as of September 30, 2015, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	10/01/15- 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	10/01/15- 03/31/16	500 Bbl/d	$50.00- 64.00
NYMEX Oil	Collar	04/01/16- 06/30/16	250 Bbl/d	$55.00- 69.97
NYMEX Oil	Collar	01/01/16- 12/31/16	500 Bbl/d	$50.00- 71.50
NYMEX Oil	Collar	10/01/15- 12/31/15	500 Bbl/d	$50.00- 68.15
NYMEX Gas	Swap	10/01/15- 12/31/15	3,000 MMBtu/d	$4.16
NYMEX Gas	Swap	10/01/15- 10/31/15	10,000 MMBtu/d	$3.18
NYMEX Gas	Swap	10/01/15- 10/31/15	10,000 MMBtu/d	$3.14
NYMEX Gas	Swap	10/01/15- 12/31/15	15,000 MMBtu/d	$2.92
NYMEX Gas	Swap	10/01/15- 03/31/16	5,000 MMBtu/d	$3.02
NYMEX Gas	Swap	10/01/15- 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16- 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	11/01/15- 03/31/16	15,000 MMBtu/d	$3.18

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

Derivatives not designated as	For the Three Months		For the Nine Months
Hedging Instrument under	Ended September 30,		Ended September 30,
authoritative guidance	2015	2014	2015	2014
(in thousands)

Realized cash settlements on hedges	$2,644	$11	$7,778	$(3,267)
Mark-to-market gain on hedges	8,000	3,688	3,526	4,305

Total	$10,644	$3,699	$11,304	$1,038

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

September 30, 2015

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Non-current	$3,106
Commodity—Oil	Non-current	$232
Commodity—Oil	Current	$1,765
Commodity—Natural Gas	Current	2,427
Total derivatives not designated as hedging instruments		$7,530

December 31, 2014

	Derivative Assets
(in thousands)	Balance Sheet Location	Fair Value
Commodity—Natural Gas	Current	$3,611
Commodity—Oil	Current	394
Total derivatives not designated as hedging instruments		$4,005

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

NOTE M —CAPITALIZED INTEREST

The Company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company’s interest rate on specific borrowing costs, adjusted to include amortization of bond discount and issuance costs, related to the Senior Notes or exchanges of the Senior Notes used to purchase the Marcellus Assets, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.  Interest of $2.2 million and $8.8 million relating to the Senior Notes was capitalized during the three and nine months ended September 30, 2015.  Previously capitalized interest of $1.4 million was transferred into the full cost pool during the three months ended September 30, 2015.

NOTE N —SUBSEQUENT EVENTS

Wyoming Purchase and Sale Agreement Amendment and Extension

On June 16, 2015, the Company announced that (i) the Company and its subsidiary Warren E&P had entered into a purchase and sale agreement (the “CBM PSA”) with Escalera Resources, Co. (“Escalera”), pursuant to which

Escalera would acquire all of Warren’s interests in coalbed methane assets located in the Atlantic Rim area of the Washakie Basin in Carbon County, Wyoming, (ii) the Company, through its subsidiaries, Warren Energy Services, LLC, and Warren E&P, had entered into a purchase and sale agreement (the “Midstream PSA”) with Escalera pursuant to which Escalera would acquire midstream pipeline assets appurtenant to the coalbed methane assets being sold under the CBM PSA; and (iii) the Company and Warren E&P had entered into a letter agreement (the “Deep Rights Agreement,” and together with the CBM PSA and the Midstream PSA, the “Escalera Agreements”) pursuant to which Escalera would acquire an undivided 30% of the Company’s interest in the operated deep rights associated with the Company’s former leases in the Atlantic Rim area.

On August 28, 2015, the parties to the Escalera Agreements entered into an Amendment of Purchase and Sale Agreements and Letter Agreement (the “Amendment”) to extend the deadline for closing the transactions contemplated by the Escalera Agreements to September 17, 2015.  The Amendment provided that either party may terminate the Escalera Agreements if the transactions contemplated thereby had not been consummated on or before September 17, 2015, or if the closing conditions of the other party had not been satisfied and could not be cured.  On November 5, 2015, Escalera announced that it had filed a voluntary Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Colorado. Accordingly, Warren does not expect to consummate the previously announced sale of CBM assets to Escalera and is taking steps to terminate the agreements. Warren continues to consider all strategic options for these assets.

Management

On October 15, 2015, the Company entered into retention agreements with certain key employees who are currently located in offices being closed as part of the headquarters relocation that is further described under Note A to the Notes to the Consolidated Financial Statements. Each of Mr. Brian Gelman, the Interim CFO, Mr. Jeffrey Keeler, Vice President of Corporate Development, and Ms. Saema Somalya, Senior Vice President, General Counsel and Corporate Secretary, who collectively comprise the executive officers located in the Company’s New York City office was included in this group of employees. These retention agreements were offered in order to retain and incentivize these officers to continue providing services to the Company through the transitional period between relocation of the corporate headquarters from New York City to Denver and closure of the New York office, which is anticipated to occur on or about March 31, 2016.  The Retention Agreements provide for payment of certain benefits in the event that the relevant officer remains employed with the Company through a specified retention date. In the case of Mr. Gelman and Ms. Somalya, the specified retention date is March 31, 2016 and, in the case of Mr. Keeler, the specified retention date is December 31, 2015.  It is expected that the maximum cash benefits payable to the named executive officers listed above in association with the relocation of headquarters and office closures will be in the range of $1 million, and that total retention expense (including this $1 million) will be in the range of $1.6 million.

Subsequent to the quarter, on November 2, 2015, Mr. Stewart Skelly, the then-current Vice President and CFO, tendered his resignation, which was effective on November 6, 2015. Pursuant to the terms of his retention and severance agreement dated October 15, 2015, Mr. Skelly will receive a lump sum payment of $275,000, plus nine months of medical care coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act upon his delivery of an irrevocable release and waiver of claims. Mr. Gelman will serve as interim CFO until the Company names a permanent CFO.  In connection with his appointment as interim Chief Financial Officer and interim Chief Accounting Officer, the Company and Mr. Gelman entered into a new retention agreement that revises the terms of his previously-executed retention agreement to reflect his new position with the Company.

Second Lien Credit Facility, Senior Notes Exchange and Issuance of Common Stock

On October 22, 2015, the Company entered into a second lien credit facility (the “Second Lien Credit Facility”) by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time party thereto. The Second Lien Credit Facility provides for a five-year, approximately $51.0 million term loan facility that matures on November 1, 2020.  At the closing, certain of the lenders extended credit in the form of new second lien term loans in the amount of approximately $11.0 million.  Proceeds of these new second lien loans may be used from time to time for working capital, capital expenditures, repayment of outstanding debt, acquisitions and other general corporate purposes.

In addition to the new loans, the lenders under the Second Lien Credit Facility also exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility, and (ii) four million (4,000,000) shares of Company Common Stock.

The Second Lien Credit Facility is subject to prepayment in respect of asset sales, subject to limited reinvestment rights and certain excluded asset sales.  The Second Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC on substantially similar terms as the guarantees related to the First Lien Credit Facility and is collateralized by second-priority liens on substantially all of Warren’s assets, including the equity interests of the guarantors, to the extent such assets or interests secure the First Lien Credit Facility.  Pursuant to the terms of an intercreditor agreement, the security interest in those assets that secure the second lien loans and the guarantees are contractually subordinated to the first-priority liens that secure the First Lien Facility and certain other permitted indebtedness (including third party swaps and derivative transactions).  Consequently, loans and guarantees under the Second Lien Credit Facility will be effectively subordinated to the First Lien Credit Facility and such other indebtedness to the extent of the value of such assets.

The annual interest rate on borrowings under the Second Lien Facility is 12%, with interest payable semi-annually in arrears on each April 20 and October 20.  On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company may elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding.  For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company may elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding.

As of November 9, 2015, the Company had approximately $51 million outstanding on its borrowings under the Second Lien Credit Facility.

First Lien Credit Facility Amendment and Additional Draw Down of Funds

In connection with the closing of the Second Lien Credit Facility, effective October 22, 2015, the Company also entered into the first amendment to its First Lien Credit Facility.  The first amendment, among other things, authorizes the Second Lien Credit Facility and provides for certain changes to the First Lien Credit Facility to conform to the language in the Second Lien Credit Facility, and makes certain other changes to the First Lien Credit Facility, including, among other things, to provide that: (i) asset sales with proceeds in excess of $1,000,000 and the reinvestment of such asset sales proceeds will be at the discretion of the first lien lenders, and (ii) the Company’s compliance with the consolidated first lien leverage ratio (as defined in the First Lien Credit Facility) will begin being measured as of June 30, 2016 (instead of December 31, 2016, as required pursuant to the terms of the original First Lien Facility) and the quarterly testing dates of each year will require the delivery of a compliance certificate within 25 days after such date.

The Company also drew down an additional $10 million under the First Lien Credit Facility in connection with the first amendment.  As previously disclosed, the First Lien Credit Facility provided commitments for delayed draw term loans for up to $30 million, subject to certain incurrence tests.  As a result of this draw, the Company has made aggregate draws of $15 million under the delayed draw feature of the First Lien Credit Facility. The first amendment provides that any future draws by the Company of the remaining availability under the First Lien Credit Facility will be at the sole discretion of the first lien lenders.

See Note E to the Notes to the Consolidated Financial Statements for further information regarding total debt outstanding under the First Lien Credit Facility.

Liquidity

Under the terms of its First Lien Credit Facility, Warren will be subject as of June 30, 2016 to a covenant that requires us to maintain a ratio of total first lien debt to past four consecutive quarters of EBITDA that does not exceed 5.5. This ratio threshold will drop to 5.0 as of April 2017. If we are unable to execute on an aggressive program of deleveraging and benefit from significant improvements in commodity pricing between now and June 30, 2016, we do not expect that we will be in compliance with the required ratio on June 30, 2016. If the first lien lenders do not amend or waive the covenant, they would be able to accelerate the maturity of our first lien debt and exercise other rights and remedies. This, in turn, would cause a default under the Second Lien Credit Facility and the Senior Notes, which would permit the holders of each to accelerate their maturities as well.

The Company is in regular communication with its first lien lenders regarding overall compliance issues including expectations around the June 30, 2016 maintenance covenant. However, no assurances can be given that the First Lien Lenders will approve waivers or amendments on terms that are acceptable to the Company, or at all. An inability to obtain an amendment or waiver of the relevant covenant would have an adverse effect on the Company’s ability to operate.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, preceded by, followed by or otherwise including the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2014 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California, the drilling and development of natural gas reserves within the Marcellus Shale in Pennsylvania, and the exploration and development of an undeveloped acreage position in the Washakie Basin of Wyoming. As of September 30, 2015, we owned oil and natural gas leasehold interests in approximately 113,307 gross, 84,240 net, acres, approximately 70% of which are undeveloped.

•                  The significant decline in crude oil and natural gas prices has affected our business: Oil prices have declined since the end of 2014, with our average realized oil prices decreasing from approximately $63.12 per barrel during the fourth quarter of 2014 to approximately $39.68 per barrel in the third quarter of 2015. The effect of these price decreases has been significant for our 2015 results to date and for our financial condition and will continue to negatively impact our cash flows, operating results, and financial condition if they do not improve. Furthermore, our estimated proved reserves as of December 31, 2014 and related present value of future net revenues (“PV-10”) were calculated under SEC rules using twelve-month trailing average benchmark prices. Using the more recent prices discussed above to estimate our proved reserves, without giving effect to acquisitions or other development activities, would result in a reduction in proved reserve volumes due to economic limits. Furthermore, any such reduction in proved reserve volumes combined with the lower commodity prices prevalent today would substantially reduce the PV-10 and Standardized Measure of our proved reserves as of a more recent date. Management estimates our proved reserves as of September 30, 2015 were approximately 265.7 Bcfe, and that our PV-10 was approximately $135.3 million.  If commodity prices continue at current level, we would expect our proved reserves and PV-10 will continue to decline in the fourth quarter.

•                  2015 credit agreements: In connection with falling commodity prices, bank lenders severely restricted borrowing bases for E&P companies going into 2015. In response,  Warren entered into alternative First and Second Lien Credit Facilities with investors in the Company’s Senior Notes that extended its liquidity and reduced the outstanding notional value of its Senior Notes. The new First and Second Lien Facilities are subject to various conditions, representations, and warranties, including restrictions on certain additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters. In addition, these agreements also impose certain additional restrictions on the Company, including restrictions on asset sales, uses of cash for retirement of junior debt,  and a maintenance covenant requiring the Company to maintain a minimum consolidated first lien leverage ratio to EBITDA of not greater than 5.5 as of June 30, 2016. Although the first lien facility permits the Company to draw an additional $15 million at the lender’s sole discretion, the Company does not anticipate making any requests for material additional funding under its first lien facility prior to the third quarter of 2016 and is evaluating various strategic options with respect to compliance with its first lien leverage covenant. However, if we are unable to execute on an aggressive program of deleveraging and benefit from significant improvements in commodity pricing, we will need a waiver or amendment of the June 2016 maintenance covenant in order to avoid a default and continue operating.

•                  2015 planned capital expenditures: Recent lower oil and natural gas prices have reduced operating cash flows and, as a result, we have meaningfully reduced our capital spending plans for 2015 compared to 2014 levels. The Company is targeting annual production levels of 5.6 MMBoe to 6.0 MMBoe based on planned full-year capital expenditures of $21 million, with a primary focus on our Marcellus asset. A portion of our capital expenditure program is discretionary and may be further deferred, if necessary. We currently expect to fund the remainder of 2015 capital expenditures with operating cash flow and potential credit facility borrowings.

•                  2015 cost reduction initiatives: We continue taking significant actions to reduce our future capital, operating and overhead costs. During the quarter ended September 30, 2015 compared to the quarter ended December 31, 2014 we have reduced our G&A by approximately 10%. In conjunction with the reduction in our capital spending plans for 2015, we have executed sales of non-core assets, implemented headcount reductions, and initiated office consolidations, and we continue to review opportunities to further reduce our capital and operating cost structures. These initiatives have already helped us recognize a meaningful reduction during the first nine months of 2015, with our lease operating expenses, excluding workover costs, decreasing from $13.3 million in the third quarter of 2014 to $12.5 million in the first quarter of 2015, $12.6 million in the second quarter of 2015 and $12.0 million in the third quarter of 2015. These changes will allow us to continue recognizing a meaningful reduction in costs through the end of the year and provide prospective sustained lower overhead costs.

•      CFO Transition. Subsequent to the quarter, on November 2, 2015, Mr. Stewart Skelly, the then-current Vice President and CFO, tendered his resignation, which was effective on November 6, 2015. Pursuant to the terms of his retention and severance agreement dated October 15, 2015, Mr. Skelly will receive a lump sum payment of $275,000, plus nine months of medical care coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act upon his delivery of an irrevocable release and waiver of claims. Mr. Gelman will serve as interim CFO until the Company names a permanent CFO.

Liquidity and Capital Resources

Our cash and cash equivalents increased approximately $7.8 million to $9.5 million during the nine months ended September 30, 2015.  This resulted from cash provided from operating activities of $6.3 million and cash provided by financing activities of $30.4 million, which was offset by cash used in investing activities of $28.9 million.  As of November 9, 2015, total cash on hand had increased to approximately $30.7 million.

Cash provided by operating activities was primarily generated by oil and gas operations. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties.  Cash provided by financing activities primarily represents the funds received from our First Lien Credit Facility, which is described further below.

Capital additions for the nine months ended September 30, 2015 were approximately $18.7 million and consisted of $13.0 million in drilling and development costs in the Marcellus Assets, $4.1 million for facilities in our California properties and $1.6 million for carry over development in our Wyoming properties.

On May 22, 2015, Warren Resources entered into a first lien credit agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time party thereto, that provides for a five-year, $250 million term loan facility (the “First Lien Credit Facility”) which matures on May 22, 2020. The First Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC, which are three of the Company’s wholly-owned subsidiaries and is collateralized by substantially all of Warren’s assets, including the equity interests of the guarantors.  After giving effect to certain amendments to the First Lien Credit Facility that were adopted on October 22, 2015,  the First Lien Credit Facility includes an escalation of certain covenants, including requirements that (a) during the period commencing on June 30, 2016 until April 30, 2017, the consolidated first lien leverage ratio (as defined in the First Lien Credit Facility) for any period of four consecutive fiscal quarters shall not be greater than 5.5 to 1.0, determined as of the last day of each fiscal quarter, and (b) during the period following April 30, 2017 until the maturity date of the facility, the consolidated first lien leverage ratio for any period of four consecutive fiscal quarters shall not be greater than 5.0 to 1.0 as of the last day of each fiscal quarter.  Additionally, the amendment allows for a draw down of an additional $15 million in new first lien loans at the lender’s sole discretion, authorizes the Second Lien Credit Facility transition described below and makes certain additional changes to conform and respond to provisions of the new Second Lien Credit Facility (as defined below), including provisions providing that (i) any future draws by the Company of the remaining availability under the first lien facility will be at the discretion of the first lien lenders, and (ii) the first lien lenders will retain discretion over the Company’s ability to conduct asset sales with proceeds in excess of $1 million.

The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and is payable quarterly in arrears on the next to last business day of each March, June, September and December. At present, the interest rate is 9.5%. As of September 30, 2015 the Company had $219.7 million outstanding on its borrowings under the First Lien Credit Facility.  As of November 9, 2015, $15 million of additional borrowings have been drawn under the facility, for a total borrowing under the facility of $234.7.  The Company does not anticipate making any requests for additional material funding under the First Lien Credit Facility prior to the third quarter of 2016.

Also on October 22, 2015, the Company entered into a second lien credit facility (the “Second Lien Credit Facility”) by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time party thereto. The Second Lien Credit Facility provides for a five-year, approximately $51.0 million term loan facility that matures on November 1, 2020.  At closing, certain of the lenders exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility, and (ii) four million (4,000,000) shares of Company Common Stock and, in addition, extended credit in the form of new second lien term loans in the amount of approximately $11.0 million.

The Second Lien Credit Facility is subject to prepayment out of the proceeds of asset sales, subject to limited reinvestment rights and certain excluded asset sales.  The Second Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and

Warren Marcellus LLC on substantially similar terms as the guarantees related to the First Lien Credit Facility and is collateralized by second-priority liens on substantially all of Warren’s assets, including the equity interests of the guarantors, to the extent such assets or interests secure the First Lien Credit Facility.

The annual interest rate on borrowings under the Second Lien Facility is 12%, with interest payable semi-annually in arrears on each April 20 and October 20.  On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company may elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding.  For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company may elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding.  As of November 9, 2015, the Company had approximately $51 million outstanding borrowings under the Second Lien Credit Facility.

As part of our plan to manage liquidity risks and in recognition of lower oil prices, we have scaled back our capital expenditure budget and continue to explore opportunities to divest non-core assets.

We believe the additional liquidity from our new first and second lien facilities, when combined with operational cash flows, will be sufficient to maintain operations without additional borrowing well into 2016, if not beyond. However, although we are not subject to borrowing base redeterminations on these new facilities, we are subject to a variety of restrictions under these new facilities, including the June 2016 maintenance covenant. While Warren continues to aggressively review opportunities for further strategic refinancing that will reduce the outstanding principal amount of our debt, provide us with additional liquidity and give us an opportunity to reduce our cash interest expense going forward, compliance with the June 2016 maintenance covenant poses challenges as EBITDA and cashflow levels continue to decline. Accordingly, ongoing compliance with financial covenants remains an area of risk and focus for the Company, and, if we are unable to execute on an aggressive program of deleveraging and benefit from significant improvements in commodity pricing, we will need a waiver or amendment of the June 2016 maintenance covenant in order to avoid a default and continue operating.

During the first nine months of 2015, the Company reported a net loss of $373.6 million (which included $350.6 million of impairment expense and $11.3 million of gains on derivative financial instruments). This compares to the first nine months of 2014 when the Company had net income of $22.7 million (which included $1.1 million of gains on derivative financial instruments). At September 30, 2015, current assets were $9.1 million less than current liabilities.

At September 30, 2015, we had approximately 3.5 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, all but fifty thousand had exercise prices above the closing market price of $0.49 of our common stock on September 30, 2015.

Contractual Obligations

The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.64 million at September 30, 2015. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the Company pay $92,000 per month for a period of 35 months (14 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (75 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

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

	Payments due by period *
Contractual Obligations As of September 30, 2015	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)

First Lien Credit Facility	$219,665	$—	$—	$219,665	$—
Bonds	1,636	164	280	226	966
Marcellus Lateral Demand Fee	1,288	1,104	184	—	—
Senior Notes	230,410	—	—	—	230,410
Marcellus Transportation Fee	92,496	14,892	29,784	29,784	18,036
Leases	5,921	967	1,870	1,885	1,199
Total	$551,416	$17,127	$32,118	$251,560	$250,611

*      Does not include estimated interest of $41.8 million less than one year, $83.6 million 1-3 years, $76.2 million 3-5 years and $38.3 million thereafter.

RESULTS OF OPERATIONS:

Three months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Oil and gas sales. Revenue from oil and gas sales decreased $19.6 million in the third quarter of 2015 to $19.6 million, a 50% decrease compared to the same quarter in 2014.  Net oil production for the three months ended September 30, 2015 and 2014 was 243 Mbbls and 268 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended September 30, 2015 and 2014 was $39.68 and $89.77, respectively.  Net gas production was 7.3 Bcf in the quarter compared with 5.5 Bcf in the prior year with an average realized price of $1.37 per Mcf compared to $2.73 per Mcf in the prior year.  This increase in gas production is a result of a full quarter of gas produced from our recently acquired Marcellus Assets as compared to the same quarter in 2014.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company (“WIC”) pipeline system. Transportation and gathering revenue totaled $1.2 million for the three months ended September 30, 2015 compared to $1.3 million for the three months ended September 30, 2014.

Lease operating expense. Lease operating expense decreased 10% to $12 million ($8.25 per Boe) for the third quarter of 2015 compared to $13.3 million ($11.20 per Boe) in the comparable period of 2014.  This decrease was accomplished despite the inclusion of a full quarter of costs associated with Marcellus production in the third quarter of 2015 versus only a partial quarter in the third quarter of 2014, based on aggressive cost reductions in our California and Wyoming properties.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $2.5 million for the third quarter of 2015 to $18.3 million, a 16% increase compared to the corresponding quarter last year.  This increase results from an increase to our full cost pool as a result of the consummation of the Marcellus Asset Acquisition during the third quarter of 2014 as well as increased production in the current quarter compared to the same period in the prior year.

Impairment. The Company recorded impairment expense of $175.7 million for the third quarter of 2015, relating to its ceiling test write down of oil and gas properties.  This resulted from a significant drop in our PV-10 value reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 39% from $86.71 at December 31, 2014 to $52.84 at September 30, 2015 and twelve month gas prices decreased 40% from $3.12 at December 31, 2014 to $1.86 at September 30, 2015. Warren estimates that our proved resources as of September 30, 2015 were approximately 265.7 Bcfe and that our PV-10 was approximately $135.3 million. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices have continued to decline. The Company estimates to have an impairment of approximately $80 million for the three months ended December 31, 2015 assuming production remains at the same levels and based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2015, using the November 2015 price as an estimate of the December 2015 price.

Transportation Expense.  Pipeline operating expenses totaled $0.3 million for the three months ended September 30, 2015 compared to $0.6 million for th three months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses increased $1.1million for the third quarter of 2015 to $4.0 million, a 38% increase compared to 2014. This increase resulted from a reduced litigation accrual in the third quarter of 2014 as a result of the settlement of legal matters as well as additional salaries related to the increase in head count in the Denver, Colorado office partially offset by certain cost cutting measures including a reduction in the workforce at other offices in 2015.  The Company continues to assess options to improve efficiency across the company.

Interest expense. Interest expense increased $5.2 million from $3.8 to $9.0 million in the third quarter of 2015 compared to the same quarter last year.  This increase reflects a full quarter of interest from the issuance of Senior Notes and the increase in interest in the First Lien Credit Facility compared to the former credit line.  In addition, interest of $2.2 million was capitalized during this period, which relates to the development of the Marcellus Assets.

Interest and other income. Interest and other income increased $1.9 million in the quarter compared to the same period last year due to the sale of property in our North Wilmington Unit in California.

Gain (loss) on derivative financial instruments.  Derivative gains of $10.6 million were recorded during the third quarter of 2015. This amount reflects $2.6 million of realized gains and $8.0 million of unrealized gains resulting from mark to market accounting of our oil and gas derivatives.

Loss on contingent consideration.  A $0.1 million loss from the contingent consideration was recorded for the quarter ending September 30, 2015, related to the Marcellus Asset Acquisition. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

Nine months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Oil and gas sales. Revenue from oil and gas sales decreased $36.3 million for the nine months of 2015 to $69.3 million, a 34% decrease compared to the same period in 2014.  Net oil production for the nine months ended September 30, 2015 and 2014 was 755 Mbbls and 825 Mbbls, respectively, and the average realized price per barrel of oil for the nine months ended September 30, 2015 and 2014 was $43.54 and $94.15 respectively.  Net gas production was 20.9 Bcf for the first nine months compared with 8.8 Bcf in the prior year with an average realized price of $1.74 per Mcf compared to $3.18 per Mcf in the prior year.  This increase in gas production reflects an additional 12.1 Bcf of gas produced from our recently acquired Marcellus Assets.

Transportation Revenue.  We receive fees for transporting first-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the WIC pipeline system. Transportation and gathering revenue totaled $3.5 million for the nine months ended September 30, 2015 compared to $4.1 million for the nine months ended September 30, 2014.

Lease operating expense. Lease operating expense increased 16% to $37.4 million ($9.23 per Boe) for the nine months of 2015 compared to $32.1 million ($14.01 per Boe) in the comparable period of 2014.  Primarily this increase reflects additional operating expense resulting from our recently acquired Marcellus Assets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $18.0 million for the first nine months of 2015 to $54.8 million, a 49% increase compared to the comparable period of 2014.  This increase results from an increase to our full cost pool as a result of the consummation of the Marcellus Asset Acquisition during the third quarter of 2014.

Impairment. The Company recorded impairment expense of $350.6 million for the first nine months of 2015, relating to its ceiling test write down of oil and gas properties.  This resulted from a significant drop in our PV-10 value reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 39% from $86.71 at December 31, 2014 to $52.84 at September 30, 2015 and twelve month gas prices decreased 40% from $3.12 at December 31, 2014 to $1.86 at September 30, 2015. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices have declined. The Company estimates to have an impairment of approximately $431 million for the year ended December 31, 2015 assuming production remains at the same levels and based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2015, using the November 2015 price as an estimate of the December 2015 price.

Transportation Expense.  Pipeline operating expenses totaled $1.2 million for the nine months ended September 30, 2015 compared to $1.7 million for the nine months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses increased $2.1 million for the first nine months of 2015 to $12.8 million, a 19% increase compared to 2014. This increase resulted from a reduced litigation accrual in the third quarter of 2014 as a result of the settlement of legal matters as well as additional salaries related to the increase in head count in the Denver, Colorado office partially offset by certain cost cutting measures including a reduction in the workforce at other offices in 2015.  The company continues to assess options to improve efficiency across the company.

Interest expense. Interest expense increased $15.7 million from $5.2 million to $20.9 million for the first nine months of 2015 compared to the same period last year. This increase reflects a full year of interest from the issuance of Senior Notes and the increase in interest in the First Lien Credit Facility compared to the former credit line.  In addition, interest of $8.8 million was capitalized during this period, which relates to the development of the Marcellus Assets.

Interest and other income. Interest and other income increased $3.7 million for the first nine months of 2015 compared to the same period last year due to the sale of property in our North Wilmington Unit in California.

Gain on derivative financial instruments.  Derivative gains of $11.3 million were recorded during the first nine months of 2015. This amount reflects $7.8 million of realized gains and $3.5 million of unrealized gains resulting from mark to market accounting of our oil and gas derivatives.

Loss on contingent consideration.   A $0.4 million loss from the contingent consideration was recorded for the nine months ending September 30, 2015, related to the Marcellus Asset Acquisition. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase of the Marcellus Assets.

Gain (loss) on retirement of debt.  A $14.4 million gain from the retirement of debt was recorded during the nine months ending September 30, 2015, related to the exchange of previously issued Senior Notes for term notes under the First Lien Credit Facility.

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

Derivative Instruments and Hedging Activity

We have entered into several financial derivative swap contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, subject to market conditions, our objective is to hedge at least 50% of our current and anticipated production for the next 12 to 24 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings.

The following table summarizes our open financial derivative positions as of November 9, 2015, related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	11/01/15- 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	11/01/15- 03/31/16	500 Bbl/d	$50.00- 64.00
NYMEX Oil	Collar	04/01/16- 06/30/16	250 Bbl/d	$55.00- 69.97
NYMEX Oil	Collar	01/01/16- 12/31/16	500 Bbl/d	$50.00- 71.50
NYMEX Oil	Collar	11/01/15- 12/31/15	500 Bbl/d	$50.00- 68.15
NYMEX Gas	Swap	01/01/16- 03/31/16	5,000 MMBtu/d	$3.02
NYMEX Gas	Swap	01/01/16- 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16- 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	01/01/16- 03/31/16	15,000 MMBtu/d	$3.18
NYMEX Gas	Swap	03/01/16- 10/31/16	10,000 MMBtu/d	$2.72

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, financial market conditions, lenders willingness to waive or amend financial covenants applicable to us, availability of derivatives and other hedging instruments, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation, environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2014 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we are unable to comply with the NASDAQ Stock Exchange’s minimum share price requirement or continue to meet NASDAQ’s other continued listing requirements, the NASDAQ may delist our common stock, which could materially impair the liquidity and value of our common stock.

Our common stock is currently listed on the NASDAQ Global Select Market. This year, through September 30, 2015, the closing price of our common stock ranged between a high of $1.63 per share on January 2, 2015 and a low of $0.36 per share on August 26, 2015.  NASDAQ’s continued listing standards require that the average closing price of our common stock does not fall below $1.00 per share over a consecutive thirty trading day period. On June 24, 2015, we received a deficiency letter from the Listing Qualifications Department (the “Staff’) of NASDAQ of non-compliance with this listing standard.  In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we need to bring our share price back above $1.00 per share for a minimum of 10 consecutive business days within six months or NASDAQ may at its discretion commence suspension and delisting procedures, or require us to move our listing to the NASDAQ Capital Market in order to obtain a grace period of an additional six additional months to re-attain compliance. In addition, if our common stock price falls further below the $1.00 threshold to the point where NASDAQ considers the stock price to be “abnormally low,” NASDAQ has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of “abnormally low” in NASDAQ rules.

A delisting of our common stock, either as result of a failure to regain compliance with NASDAQ’s minimum share price requirement or the Company’s failure to satisfy other qualitative or quantitative standards for continued listing on NASDAQ, could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future.

Significant declines or continuation of currently low prices in oil and natural gas will adversely affect our ability to meet our capital expenditure obligation and financial commitments, and our financial results, cash flows, access to capital and ability to grow.

Our revenues, operating results, cash flow, profitability and future rate of growth depend upon the prevailing prices of, and demand for, oil and natural gas. All of our operating revenues are derived from the sale of our oil and natural gas production. If the currently depressed prices in oil and natural gas do not improve, this will continue to impose material adverse effects on our financial position, our ability to meet our capital expenditure obligations and commitments, our results of operations, our access to capital and the quantities of oil and natural gas that may be economically produced by us. Decreases or continuation in depressed price levels for an extended period negatively affects us in several ways including:

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

As a result of recent oil and natural gas prices, our oil and natural gas revenues have decreased and our liquidity has been negatively impacted. If our plans to address these changing market dynamnics are not successful in improving our results of operations and liquidity, we might not be able to generate enough cash flow from operations or other sources to meet our obligations and make planned capital expenditures after the second quarter of 2016, which could impair our liquidity and our ability to develop and operate our properties.

The prevailing commodity price environment may require us to restructure our debt or seek bankruptcy protection.

As a result of the steep declines in commodity pricing over the past twelve months, we will need some form of material debt restructuring in order to remain in compliance with the maintenance covenants in our First Lien Credit Facility and, after 2016, to fund our operations and third party payment obligations. Our management is actively pursuing initiatives to address these issues on both a transactional and negotiated basis. If we are unable to restructure our outstanding debt or obtain waivers or amendments on covenant compliance, our secured lenders could foreclose against the assets securing their borrowings, and we may have no option but to seek protection under Chapter 11 of the Bankruptcy Code.

The value of our proved reserves as of December 31, 2014 calculated using SEC pricing is higher than the value of our proved reserves calculated using current market prices.

Our estimated proved reserves as of December 31, 2014 and related present value of future net revenues (“PV-10”) were calculated under SEC rules using twelve-month trailing average benchmark prices. Benchmark prices on NYMEX, Henry Hub and other relevant futures exchanges have deteriorated significantly since that time, and, accordingly, using more recent prices in estimating our proved reserves, without giving effect to any acquisitions or development activities we have executed during 2015, would result in a reduction in proved reserve volumes due to economic limits. Furthermore, any such reduction in proved reserve volumes combined with lower commodity prices would substantially reduce the PV-10 and Standardized Measure of our proved reserves as of a more recent date.

Our First and Second Lien Credit Agreements contain operating and financial restrictions that may restrict our business and financing activities.

Our First and Second Lien Credit Agreements contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•                  sell assets, including equity interests in our subsidiaries;

•                  incur or guarantee additional indebtedness or issue preferred stock;

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

•                  consolidate, merge or transfer our assets;

•                  engage in transactions with affiliates;

•                  create unrestricted subsidiaries;

•                  enter into sale and leaseback transactions; and

•                  engage in certain business activities.

In addition, we are required under our First Lien Credit Facility to maintain compliance with certain ratios of secured debt to EBITDA as of June 30, 2016, which may further limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with some of the covenants and restrictions contained in our credit facilities may be affected by events beyond our control. If market or other economic conditions either continue to remain depressed or further deteriorate, we will not be able to comply with these covenants.

A failure to comply with the covenants, ratios or tests in our credit facilities or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our Credit Facilities occurs and remains uncured, the lenders:

•                  could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•                  may have the ability to require us to apply all of our available cash to repay these borrowings; or

•                  may prevent us from making debt service payments under our other agreements; or

•                  may commence foreclosure upon our assets securing our credit facilities.

Our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

At November 9, 2015, we had commodity price derivative agreements on approximately 60% of our estimated oil production and approximately 82% of our estimated gas production for the balance of 2015, and significant percentages of estimated volumes hedged through 2016. These hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. Additionally, we have not entered into any significant hedging transactions with respect to our anticipated 2017 oil and gas production. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.     On October 22, 2015, in connection with the exchange by certain holders of the Senior Notes for Converted Loans and Common Stock as described under Note N of the Notes to Consolidated Financial Statements, the Company issued 4,000,000 shares of Common Stock. Such issuance was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

b.     Not applicable.

c.     Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a)         Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland).

3.2(2)	Bylaws of the Registrant, dated June 2, 2004.

3.3(3)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland).

3.4(4)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland).

3.5(5)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland).

3.6(6)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland).

3.7(7)	Articles of Amendment to the Articles of Incorporation of Registrant.

4.1(8)	Specimen Stock Certificate for Common Stock (Maryland).

4.2(9)	Form of Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock.

4.3(10)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock.

4.4(11)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee.

4.5(12)	Form of Note (included in Exhibit 4.4).

4.6(13)	Form of Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Initial Purchasers of the 9% Senior Notes due 2022.

4.6(14)	Form of Registration Rights Agreement made as of October 22, 2015, by and between Warren Resources and certain Investors in the Common Stock.

10.1(15)	Amendment of Purchase and Sale Agreements and Letter Agreement, dated as of August 28, 2015, by and Warren Resources, Inc. and Warren E&P, Inc. and Escalera Resources, Co.

10.2(16)	Retention Agreement, dated as of October 15, 2015, by and between Warren Resources and Stewart Skelly.

10.3(17)	Retention Agreement, dated as of October 15, 2015, by and between Warren Resources and Saema Somalya.

10.4(18)	Retention Agreement, dated as of October 15, 2015, by and between Warren Resources and Jeffrey Keeler.

10.5(19)	Second Lien Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders party thereto.

10.6(20)

Amendment No. 1 to Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto.

10.7(21)	Retention Agreement, dated as of November 4, 2015, by and between Warren Resources and Brian Gelman.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

*	Filed herewith.
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

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.

(2)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(6)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2003.
(7)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(12)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(13)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014.
(14)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 22, 2015.
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed September 1, 2015.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated October 20, 2015.
(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated October 20, 2015.
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated October 20, 2015.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated October 22, 2015.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated October 22, 2015.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, dated November 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: November 9, 2015

	By:	/s/ Brian Gelman
Brian Gelman
Interim Chief Financial Officer
and Interim Chief Accounting Officer