Form 10-K
period 2015-12-31
WARREN RESOURCES INC
filed 2016-03-17
CIK 892986

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-33275

Warren Resources, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	11-3024080 (I.R.S. Employer Identification No.)
1331 17th Street, Suite 720 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

Registrant's telephone number, including area code: (720) 403-8125

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.0001 par value per share	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non- affiliates of the registrant on June 30, 2015 was approximately $35.1 million.

         The number of shares of registrant's common stock outstanding as of March 17, 2016 was 85,249,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this report on Form 10-K.

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

        These forward-looking statements include, among others, the following:

  •
  our ability to restructure our debt and the possibility that we may seek bankruptcy protection;

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

  •
  our ability to make and integrate acquisitions; and

  •
  our ability to effectively manage our areas of operations.

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

  •
  the potential impact of environmental and other governmental regulation, including delays in obtaining governmental and other permits and approvals, and impacts on competing energy sources as well as on natural gas;

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

  •
  our ability to service and repay our debt;

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

        Intangible Drilling and Development Costs.    Expenditures made for wages, fuel, repairs, hauling and supplies necessary for the drilling or recompletion of an oil or gas well and the preparation of such well for the production of oil or gas, but without any salvage value, which expenditures are generally accepted in the oil and gas industry as being currently deductible for federal income tax purposes. Examples of such costs include:

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

        Number of Wells Drilled.    Refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiatied.

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

        Productive Well.    An exploratory, development, or extension well that is not a dry well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed operating and production expenses and taxes.

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

        PV-10 Value.    The PV-10 of reserves is the present value of estimated future revenues to be generated from the production of the reserves net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, without non- property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. See Footnote (1) to the table under oil and natural gas reserves-proved reserves in items 1 and 2.

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

Items 1 and 2:    Business and Properties

Overview

        We are an independent energy company engaged in the exploration, development and production of domestic onshore crude oil and natural gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles

Basin of California, our position in the Marcellus Shale gas in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in Wyoming.

        As of December 31, 2015, we owned natural gas and oil leasehold interests in approximately 106,335 gross (80,546 net) acres, approximately 66% of which are undeveloped. Substantially all our undeveloped acreage is located in Wyoming. We have identified approximately 140 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 140 gross drilling locations on our acreage in Wyoming, primarily based on 80-acre well spacing, and 74 gross drilling locations in the Marcellus Shale.

        As of December 31, 2015, we had estimated net proved reserves of 40.2 MMBoe, with a PV-10 Value of $96 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 13 MMBbls in our Wilmington units (32%), 95 Bcfe in our Marcellus field in Pennsylvania (39%) and 66 Bcfe primarily in our CBM program in the Washakie Basin (27%) in Wyoming. These estimated net proved reserves are located on approximately 34% of our total net acreage.

        As of December 31, 2015, we had interests in 570 gross (411.3 net) producing wells and are the operator for 94% of these wells. For the fourth quarter of December 2015, our average daily production was 2,300 barrels of oil equivalent per day ("MBoe/d") gross (14.3 MBoe/d net).

        As of December 31, 2015, our common stock is traded on the NASDAQ Global Market ("NASDAQ") under the trading symbol "WRES." The Company has received notice from NASDAQ of potential delisting. For more information on the potential delisting of our common stock see "Item 1A: Risk Factors—Risks Relating to Ownership of Our Common Stock." The Company was incorporated on June 12, 1990 as a Delaware corporation for the purpose of acquiring and developing oil & gas properties. In 2004, the Company was reincorporated as a Maryland corporation.

Business Strategy

        The principal elements of our business strategy are designed to maintain and grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We intend to accomplish this by focusing on the following key strategies:

  •
  Improve the Capital Structure.  The prolonged decline in natural gas and oil commodity pricing, has given rise to certain liquidity issues. As a result, we elected to not make the approximately $7.5 million interest payment due February 1, 2016 on our unsecured 9.000% Senior Notes due 2022 (the "Senior Notes") and have initiated discussions with our lenders with respect to reaching an agreement regarding a consensual, out-of-court restructuring of our indebtedness. A failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. We are also working with our lenders to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

  •
  Exploit Existing Properties Through the Drillbit.  We have identified multiple drilling opportunities located in mature fields with established production profiles and supported by existing infrastructure and end markets. To the extent that hydrocarbon prices recover, our liquidity is adequate and positive discussions with our lenders and other constituents continue, we will seek to maximize the value of our existing asset base by developing those locations that have production and reserve growth potential while also attempting to control production costs. Financial constraints are expected to limit any material spending in this regard until 2017.

  •
  Increase Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base.  To the extent economically feasible and subject to adequate liquidity and positive discussions with our lenders and other constituents, we intend to increase our proved reserves and production in future years by drilling wells on our properties with undeveloped reserves or with resource potential, which represents approximately 66% of our acreage position at December 31, 2015. Our ability to restructure our debt will determine the extent that we may pursue these opportunities.

  •
  Reduce Costs Through Economies of Scale and Efficient Operations.  As we strive to improve our capital structure in order to increase our production and develop our existing properties, we expect that our costs will benefit from interest rate relief and economies of scale gained by continued consolidation of operations. We seek to exert more control over costs and timing in our exploration, development, production and operating activities.

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

Business Strengths

        Balanced Asset Portfolio.    Since 1999, we have grown our asset base and diversified our production through California oil property acquisitions in the Los Angeles Basin and natural gas property acquisitions in the Atlantic Rim Prospect, Washakie Basin in southwestern Wyoming and the Marcellus Shale play in eastern Pennsylvania. We believe our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices, as well as area economics.

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

        Operational control and financial flexibility.    As of December 31, 2015, we were the operator of record for 94% of our producing wells. We generally prefer to retain operating control over our properties, which allows us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary, which allows us a significant degree of flexibility to adjust the size of our capital budget. In response to a decline in commodity prices and current market conditions, we have reduced our expected capital expenditure budget for

2016 to an estimated $3 million, compared to $19 million of actual capital expenditures in 2015. Because of the decline in oil and gas prices, we have chosen to finance our 2016 capital expenditure budget primarily through our internally generated operating cash flows.

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

Areas of Development Activities

        Our development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California, CBM projects in Wyoming and our Marcellus Shale project that utilizes horizontal drilling and hydraulic fracturing techniques to develop dry natural gas. The table below highlights our main areas of activity as of December 31, 2015:

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	90,777	70,544	47,705
Wilmington Field, California	2,476	2,460	1,084
Marcellus, Pennsylvania	6,513	5,288	2,608
Pacific Rim Project, Wyoming	197	87	87
Other(1)	6,372	2,167	1,477

Total	106,335	80,546	52,961

(1)
Includes conventional oil and gas properties located primarily in New Mexico, Colorado, North Dakota and Texas.

California Projects

  Wilmington Townlot Unit

        Our Wilmington Townlot Unit ("WTU") is located in the Wilmington field within the Los Angeles Basin of California. The WTU, a unitized oil field consisting of 1,440 gross (1,424 net) acres, has produced more than 150 million barrels of oil from primary and secondary production. All the working interests in the WTU are subject to the terms and provisions of a unit operating agreement. We own an approximate 98.9% undivided working interest in the WTU.

        During December 2015, we averaged 2,390 barrels of oil per day ("Bbls/d") gross, (1,937 Bbls/d net) production in the WTU, compared to 3,193 Bbls/d gross (2,588, Bbls/d net) production during December 2014. As of December 31, 2015, there were 143 gross (141 net) producing wells. In addition, estimated proved reserves as of December 31, 2015 were 11.0 MMBbls gross (9.0 MMBbls net), of which approximately 64% are PDP or PDNP and 36% are PUDs. We seek to develop our PUD reserves using directional and horizontal drilling and secondary recovery techniques, such as a waterflood recovery.

  North Wilmington Unit

        The North Wilmington Unit ("NWU"), a unitized oil field consisting of 1,036 gross and acres, is located in the Wilmington oil field adjacent to our existing WTU. All working interests in the NWU are subject to the terms and provisions of a unit operating agreement. We own a 100% working interest and an approximate 84.7% net revenue interest in the NWU, including existing wells, certain equipment and certain surface properties.

        During December 2015 we averaged 521 Bbls/d gross, (442 Bbls/d net) production in the NWU. As of December 31, 2015 there were 42 gross and net producing wells in the NWU. In addition, estimated proved reserves as of December 31, 2015 were 4.7 MMBbls gross (4.0 MMBbls net), of which 27% are PDPs and 73% are PUDs.

Pennsylvania Marcellus Shale Project

        Our Pennsylvania properties consist of a concentrated, contiguous acreage position located in Wyoming County, Pennsylvania in the northeast portion of the Marcellus Shale. We operate approximately 6,512 gross (5,289 net) acres in the Lower Marcellus Shale and 6,512 gross (3,966 net) acres in the Upper Marcellus Shale. We hold an approximate 75% working interest and an approximate 60% net revenue interest in these Lower Marcellus assets and an approximate 56% working interest and 45% net revenue interest in these Upper Marcellus assets . The Marcellus assets had net average gas production for the three months ended December 31, 2015 of approximately 63.9 MMcfe/d. We have 30 gross (22.5 net) producing wells in the Lower Marcellus and 3 gross (1.7 net) producing wells in the Upper Marcellus. We have identified 24 additional drilling locations in the Lower Marcellus and 1 additional drilling location in the Upper Marcellus, which we may or may not choose to develop. Estimated net proved reserves as of December 31, 2015 were 95.2 Bcfe, of which 92% are PDP.

Atlantic Rim Projects in the Washakie Basin, Wyoming

        The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2015, we owned 90,777 gross (70,544 net) acres for CBM development in this area, of which 47,705 net acres were undeveloped. This area contains approximately 140 gross identified potential drilling locations, primarily based on 80-acre well spacing. As of December 31, 2015, the estimated gross recoverable proved reserves in this basin were 106.0 Bcf gross (64.6 Bcf net) based on 80-acre well spacing.

        In addition to this acreage, we have the rights to drill and develop the deeper, conventional formations ("deep rights") in some, but not all, of the acreage in the Atlantic Rim area. We own approximately 60,217 gross (50,896 net) undeveloped acres of deep rights inside the Spyglass Hill Unit, and approximately 12,745 gross (8,054 net) undeveloped acres of deep rights outside the Spyglass Hill Unit, for a total of 72,961 gross (58,949 net) undeveloped acres in the entire Atlantic Rim area.

        The net average gas production for our Wyoming assets for the three months ended December 31, 2015 was approximately 11.5 MMcfe/d. We have 316 gross (199.1 net) producing wells in the Washakie Basin. We have identified 140 additional potential drilling locations in our assets in the Basin. Estimated net proved reserves as of December 31, 2015 were 242.2 Bcfe, of which 60% and 20%, respectively, are PDP and PDNP.

  Atlantic Rim Project

        Our Atlantic Rim project comprises approximately 90,777 gross (70,544 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2015, we had drilled a total of 316 wells on this average. Currently, we are developing our acreage in the Atlantic Rim project within the Spyglass Hill Unit.

  Spyglass Hill Unit

        Warren operates the U.S. Bureau of Land Management (the "BLM") approved Spyglass Hill Unit in the Atlantic Rim area, which covers approximately 113,290 total gross acres (the "Unit"). The Spyglass Hill Unit contains three Participating Areas in which all producing wells are situated, being the Grace Point, Sun Dog and Doty Mountain Participating Areas.

Spyglass Hill Unit

Participating Areas	Total Acres in Participating Area	Warren Gross Acres in Participating Area	Warren Net Acres in Participating Area
"A"; Grace Point	6,362.13	6,082.13	5,157.11
"B"; Doty Mountain	11,494.67	10,334.67	9,118.40
"C"; Sun Dog	11,091.08	10,406.20	7,688.77

Total	28,947.88	26,823.00	21,964.28

        Warren also owns interests in undeveloped leases in the southern portion of the Atlantic Rim Project, which are prospective for multiple deep formations. These leases are perpetuated by operations or production, and are subject to other Unit requirements. The BLM requires the drilling of 25 CBM wells per year under the Spyglass Hill Unit Agreement. In 2015, Warren drilled no CBM wells within the Unit. However, on September 2, 2015 the BLM granted Warren a deferral of the 25 well requirement for 2015, conditioned upon (i) the BLM's periodic approval of Warren's activities within an optimization program designed by Warren and (ii) Warren drilling 25 CBM wells by September 11, 2016. The optimization program is currently being conducted, and includes certain remedial operations and evaluations in connection with a hydrology study obtained by Warren. By the terms of the BLM conditional deferral, in the event the optimization program is discontinued or not approved by the BLM, or if Warren fails to drill 25 wells by September 11, 2016, the BLM may permanently contract (reduce) the Spyglass Hill Unit to the areas within the three (3) Participating Areas, described above. If such a Unit contraction event occurred, producing wells would not be affected and the leases removed from the Unit would be subject to various terms and BLM rules, including generally, a two (2) year guarantee after contraction.

  Midstream Assets

        Warren owns a 100% interest in the gas gathering, compression and pipeline midstream assets which serve the Atlantic Rim Project. The midstream assets consist of gathering and compression equipment and a 59-mile pipeline that transports gas from the gathering systems throughout the Spyglass Hill Unit area to the Wyoming Interstate Company (WIC) interstate gas transportation pipeline.

  Sun Dog Participating Area

        Currently, the Sun Dog Participating Area contains 113 wells. During December 2015, production from 113 producing wells averaged approximately 5,253 gross Mcf/d of gas and approximately 45,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2015, estimated proved reserves for the wells in the Sun Dog sub-area were 54.9 gross (31.3 net) Bcf. We currently own a working interest of approximately 69% in the wells drilled in the Sun Dog Participating Area.

  Doty Mountain Participating Area

        The Doty Mountain Participating Area currently contains 81 CBM wells on 80-acre spacing. During December 2015, these wells were producing approximately 12,342 gross Mcf/d of natural gas and 32,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2015, estimated proved reserves for the wells in the Doty Mountain sub-area were 49.3 gross (32.0 net) Bcf. We currently own an approximate 79% working interest in the wells drilled in the Doty Mountain Participating Area.

  Grace Point Participating Area

        The Grace Point Participating Area contains 51 CBM wells on 80-acre spacing. During December 2015, these wells produced approximately 760 gross Mcf/d of natural gas and 21,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2015, estimated proved reserves for the wells in the Grace Point Participating Area were 1.8 gross (1.3 net) Bcf. We own an approximate 81% working interest in the wells drilled in the Grace Point Participating Area.

  Catalina Unit

        The Catalina Unit is operated by Escalera Resources, Inc., and consists of 71 CBM wells. During December 2015, gross production from the Catalina unit averaged approximately 9,165 gross Mcf/d of natural gas and approximately 65,000 Bbls/d of water. Warren currently owns a working interest of approximately 13.4% in the Catalina Unit. Warren's current working interest in the unit is 22.22%

  Deep Rights

        Warren owns certain deep rights below a portion of the Atlantic Rim CBM Project, which include an approximate 58,949 net acre position that is potentially prospective for hydrocarbon production from the Niobrara Shale and other deep formations. The acreage is primarily located in the southern portion of the Eastern Washakie Basin in Wyoming and is adjacent to and north of the Colorado border. Deep drilling activity offsetting our acreage position took place in 2015 and is tracked by the company on a consistent basis.

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

Oil and Natural Gas Reserves

  Third Party Reserve Reporting and Controls Over Reserve Report

        The reserves estimates shown herein for the years ended December 31, 2015 and 2014 have been independently evaluated by Netherland, Sewell & Associates, Inc. ("NSAI"), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI's Letter is filed as an exhibit to this Form 10-K. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 15 years of practical experience in petroleum engineering, with over 9 years of experience in the estimation and evaluation of reserves. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 18 years of practical experience in petroleum geosciences, with over 10.5 years of experience in the estimation and evaluation of reserves. These NSAI reserve estimates are reviewed by our in-house petroleum engineers and geoscientists who oversee and control preparation of the reserve report data by working with NSAI to ensure the integrity, accuracy and timeliness of data furnished to NSAI for their evaluation process. Warren's technical person who was primarily responsible for overseeing the preparation of our reserve estimates was its Vice President of Operations. He has over 9 years of experience in the oil and gas industry, including 6 years as either a reserve evaluator or manager. His professional qualifications include a bachelor's degree in Petroleum Engineering from the Colorado School of Mines and membership in the Society of Petroleum Engineers.

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

        The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2015. For oil volumes, the average West Texas Intermediate posted price of $46.79 per barrel is adjusted for quality, transportation fees, and market differentials. For gas volumes, the average Henry Hub spot price of $2.59 per MMBtu is adjusted for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of the properties are $42.81 per barrel of oil and $1.74 per Mcf of gas. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

        The commodity price assumptions described above exceed the current market price of oil and gas. Therefore we may have a substantial downward adjustment in our estimated proved reserves in the future if the current low commodity price environment persists.

  Estimated Proved Reserves

        The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2015 and 2014 based upon reserve reports prepared by NSAI. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Years Ended December 31,
	2015	2014
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	6,824	8,561
Proved undeveloped	6,115	8,233

Total	12,939	16,794

Net natural gas reserves (MMcf):
Proved developed	153,093	203,272
Proved undeveloped	10,638	124,056

Total	163,731	327,328

Total Net Proved Oil and Natural Gas Reserves (MBoe)	40,228	71,349

Estimated Present Value of Net Proved Reserves (in thousands):
PV-10 Value
Proved developed	$85,147	$460,059
Proved undeveloped	10,876	149,067

Total(1)	96,023	609,126
Less: future income taxes, discounted at 10%	—	54,059

Standardized measure of discounted future net cash flows(2)	$96,023	$555,067

Prices Used in Calculating Reserves:
Oil (per Bbl)	$42.81	$86.71
Natural Gas (per Mcf)	$1.74	$3.22
Proved Developed Reserves (MBoe)	32,339	42,439

(1)
The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2015 and 2014 were determined using average monthly pricing for 2015 and 2014. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.

(2)
Standardized measure of discounted future net cash flows differs from PV-10 value because it includes the effect of future income taxes.

        The data in the above natural gas and oil reserves table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. See "Item 1A: Risk Factors."

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

        There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data set forth in this annual report on Form 10-K are only estimates. Although we believe these estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of natural gas and oil reserves, of necessity, are projections based on engineering data and there are uncertainties inherent in the interpretation of this data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of the reserves based on risk of recovery and the estimates are a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected there from, prepared by different engineers or by the same engineers at different times, may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct.

        With respect to the estimates prepared by NSAI, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report on Form 10-K. Under SEC guidelines, prices used in computing reserves at December 31, 2015 and 2014 are based on 12 month average pricing for 2015 and 2014, respectively.

Productive Wells

        The following table sets forth our gross and net productive wells as of December 31, 2015:

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	185	183	—	—	185	183
New Mexico	2	0.03	22	2.3	24	2.3
Pennsylvania	—	—	33	24.2	33	24.2
Texas	—	—	10	2.6	10	2.6
Wyoming	—	—	316	199.1	316	199.1
Other	2	0.1	—	—	2	0.1

Total	189	183.13	381	228.2	570	411.3

        Gross wells represent all wells in which we have a working interest. Net wells represent the total of our fractional undivided working interest in those wells. Productive wells include producing wells and wells mechanically capable of production.

Drilling Activity

        The following table sets forth the number of gross exploratory and gross development wells drilled in which we participated during the last two fiscal years. The number of wells drilled refers to the number of wells completed at any time during the respective fiscal year. Productive wells are either producing wells or wells capable of commercial production.

	Years Ended December 31,
	2015		2014
	Gross	Net		Net
Exploratory Wells
Productive	—	—	—	—
Dry	—	—	—	—
Development Wells
Productive	2	1.6	67	58.9
Dry	—	—	—	—

Total	2	1.6	67	58.9

Natural Gas and Oil Acreage

        The following table sets forth our acreage position as of December 31, 2015:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,388	1,376	1,089	1,084	2,477	2,460
New Mexico	3,224	465	921	195	4,145	660
Pennsylvania	3,191	2,591	3,321	2,697	6,512	5,288
Texas	704	176	—	—	704	176
Wyoming	29,467	22,839	61,310	47,705	90,777	70,544
Other	440	138	1,280	1,280	1,720	1,418

Total	38,414	27,585	67,921	52,961	106,335	80,546

        The primary terms of the Company's oil and gas leases expire on various dates in any given year. All of the Company's proved acreage is perpetuated by production, unitization or by continuous operations. This means that the Company will maintain its rights in these leases as long as natural gas or oil is produced in paying quantities or operations are conducted on the acreage by the Company or other parties holding interests in those leases. In some cases, if production from a lease ceases, the lease will expire, and in other cases, if production or royalty payments attributable to any lease is interrupted or ceases, the Company may maintain the lease by unit production or conducting operations on the unit or lease.

        The Company has approximately 3,829, 427, and 28,781 net acres subject to leases with primary terms that expire in 2016, 2017 and 2018, respectively. Leases covering 4,391 net acres expired in 2015. The Company in the past has been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material developed lease acreage as a result of a failure to drill, inadequate capital, equipment, or personnel. However, if the BLM does not approve Warren's optimization activities or 25 gross CBM wells are not drilled on or before September 11, 2016, the Company has approximately 31,887 total net leasehold acres subject to contraction in the Spyglass Hill Unit.

        These same leases will also expire in 2018 as to approximately 30,182 total net deep acres, unless the leases are otherwise perpetuated by unitization, development or other means. Based on the Company's evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

Production Volumes, Sales Prices and Production Costs

        The following table summarizes our net natural gas and oil production volumes, average sales prices and expenses for the periods indicated. Our production is attributable to our direct interests in producing properties. For these purposes, our net production will be production that is owned by us, after deducting royalty, limited partner and other similar interests. The lease operating expenses shown relates to our net production. In addition, this table summarizes our production for each field that contains 15% or more of our total proved reserves:

	Years Ended December 31,
	2015	2014
Production:
Oil (MBbls)
Wilmington Field	980.3	1,118.3

Total	980.3	1,118.3

Natural Gas (MMcf)
Marcellus	22,943.3	9,784.8
Atlantic Rim	4,709.8	5,897.0
Other	380.2	403.0

Total	28,033.3	16,084.8

Production:
Total MBoe(1)	5,652.5	3,799.1
Average Sales Price Per Unit:
Oil (per Bbl)	$41.14	$86.02
Natural gas (per Mcf)	$1.55	$3.06
Weighted average sales price (per Boe)	$14.81	$38.27
Expenses (per Boe):
Lease operating expense(2)	$8.76	$12.73

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

Crude Oil and Natural Gas Marketing

        We sell our oil and natural gas to various purchasers in the areas where the oil and natural gas is produced. Our revenues are highly dependent upon the prices of, and demand for, oil and natural gas. The markets for oil and gas have historically been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas production are subject to wide fluctuations and depend on numerous factors beyond our control, including location and quality differentials, seasonality, economic conditions, foreign imports, political conditions in other oil-producing and gas-producing countries, the actions of OPEC, and domestic government regulation, legislation and policies. Decreases in oil and gas prices have had, and could have in the future, an adverse effect on the carrying value and volumes of our proved reserves and our revenues, profitability and cash flow.

        For 2015, the largest purchasers and marketers of our total oil and gas production were Clearwater Enterprises, Phillips 66 Company and Devlar Energy, which accounted for 41%, 48% and 9%, respectively, of our total production sold.

        All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to Phillips 66 Company, which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree

API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Effective August 1, 2012, we entered into an oil purchase contract with Phillips 66 Company whereby the Company sells its oil at the average Midway Sunset posted price for the month less $4.20 per barrel plus a premium for a gravity adjustment which should approximate $0.20 per barrel. For 2015, Warren received a weighted average price of approximately 91% of the NYMEX index price for crude oil sold under the Phillips 66 contract.

        Our natural gas production in Pennsylvania and Wyoming is delivered into natural gas pipelines for transportation and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The prices and marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted, including seasonal variations, general market supply and other fluctuations. In the Marcellus Shale, we sell our natural gas at the Tennessee Gas Pipeline (TGP, Zone 4) or the Transco-Leidy Line at market price less transportation fees. Both price points in the Marcellus and the Rocky Mountain Colorado Interstate Gas ("CIG") price typically have a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. Fluctuations between spot and index prices can significantly impact the overall differential to the Henry Hub. In the Atlantic Rim of the Washakie Basin, Wyoming, we sell our natural gas at the CIG market price less transportation fees. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market. For more information about the risks to our business posed by our marketing activities see "Item 1A: Risk Factors."

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

        Our oil and gas hedges run through 2016. Depending on market conditions and the results of our debt restructuring efforts, we expect to employ our hedging strategy at some level into 2017 and beyond.

Our Service and Operational Activities

        Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P, Inc., our wholly owned subsidiary ("Warren E&P"). Through

Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2015, Warren E&P was the operator of approximately 94% of the wells in which we had interests.

Competition

        The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, obtaining sufficient availability of drilling and completion equipment and services, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees. In general, the bidding for natural gas and oil leases has become intense in the areas in which we operate with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire natural gas and oil leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable natural gas and oil leases available for acquisition; that we can sell interests in natural gas and oil leases; or that we can obtain financing for, or locate participants to join in the development of prospects. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and the states in which our properties are located. It is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages, and injunctive relief requiring us to cease production. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2015, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

        The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

        National Environmental Policy Act.    Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an EA prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed EIS that may be made available for public review and comment. All of our current and proposed exploration, production and development plans on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

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

        Waste Handling.    The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non- hazardous wastes as hazardous for future regulation. Legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as "hazardous wastes".

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

        We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. With the exception of hydraulic fracturing using diesel fuel, the SDWA exempt hydraulic fracturing from regulation under the UIC program. On February 12, 2014, the EPA released an "interpretative memorandum" providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term "diesel" to include hydrocarbons such as kerosene that have not typically been considered to be diesel. Bills which would have repealed the hydraulic fracturing exemption have been introduced in the last three sessions of Congress. In addition, the EPA is conducting a congressionally-mandated study on the effects of hydraulic fracturing on drinking water resources. The EPA issued a final draft report in June 2015 for peer review and public comment. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. In addition to federal regulation, certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. Moreover, the Department of the Interior issued rules in March 2015 that modify regulations for hydraulic fracturing activities on federal and Indian lands, including chemical disclosure, well bore integrity and handling of flow back water. Additional disclosure and operational requirements could result in increased regulation, operational delays and increased operating costs that could make it more difficult to perform hydraulic fracturing.

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

        In 2014, after a lengthy CEQA analysis, we received permit approvals from the South Coast Air Quality Management District ("SCAQMD") for the disposal of our WTU associated and produced gas. These permits allow us (i) to burn gas using a new high efficiency clean enclosed burner to replace the existing gas flare, and (ii) eventually, to sell the gas directly to a third party user by transporting the gas through transmission facilities owned by local gas utility companies. In the future, we may be required to undergo the CEQA process for other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new permits and permit renewals. See "Future Regulation—Wilmington Field" below.

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

        The EPA has also issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules for certain stationary sources. Beginning in 2012, the EPA has issued regulations aimed at reducing greenhouse gas emission, including methanol from oil and gas activities and recently announced plans to issue additional rules which target methane emissions from the oil and gas sector. The EPA's finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry. Similarly, the U.S. Congress has considered, and may in the future consider, "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. Future federal climate change legislation could adversely impact our operations.

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

        We anticipate no material capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $2.8 million in money market securities as of December 31, 2015, as collateral for a $3.2 million reclamation bond for the Wilmington Townlot Unit.

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

        Wilmington Field.    The Wilmington Townlot Unit, or WTU, and the North Wilmington Unit, or NWU, are located in a mixed industrial and residential area near the Port of Los Angeles, California. Field activities include drilling wells to develop our lease acreage and operating a waterflood to maximize crude oil production. Stringent environmental regulations, restrictive permit conditions and the possibility of permit denials from a multiplicity of state, regional and local regulatory agencies may inhibit, curtail or add cost to future Wilmington field development activities. Despite prudent operation and preventative measures, drilling, waterflooding and production operations may result in spills and other accidental releases of produced water, hydrocarbons or injection fluids. Remediation and associated costs for a release of produced water, hydrocarbons or injection fluids in an urban environment could be significant. This potential liability is accentuated by the location of our WTU and NWU leases in or near residential areas, and being within a historically active oil field.

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

Title to Properties

        In most situations, as is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire oil and gas leases covering properties for possible drilling operations. Prior to the commencement of drilling operations, a more complete title examination of the drill site tract is usually conducted by independent attorneys or landmen, or in the case of an existing unit, historical title examinations are relied upon to some extent. Once production from a given well is established, we prepare a title or division of interest report indicating the proper parties and percentages for payment of production proceeds, including royalties. The level of title examination often differs from property to property.

        Our properties are subject to customary royalty interests, provisions, liens incident to operating agreements, liens for current taxes and other burdens which, on an individual lease basis, we believe do not materially interfere with the use of or affect the carrying value of our properties.

Employees

        At December 31, 2015, we had 75 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and EA activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

        Our principal executive offices are located at 1331 17th Street, Ste. 720, Denver, CO 80202, and our telephone number is (720) 403- 8125. We lease approximately 8,347 square feet of office space for our Denver, CO office under a lease that expires in July 2021. Our oil and gas operations office in

Casper, Wyoming occupies 1,174 square feet under a lease that expired in October 2014 and is currently month to month. Our oil and gas operations office in Long Beach, California occupies 14,201 square feet of space under a lease that expires in April 2020. We lease additional space for our other offices located in New York, NY, Houston, TX and Plano, TX which occupy 4,178 square feet, 3,568 square feet and 4,998 square feet and expire in 2016, 2016 and 2017, respectively. We also have field offices inTunkhannok, Pennsylvania, Wilmington, California and Rawlins, Wyoming. We believe that our facilities are adequate for our current operations.

        Our website address is http://www.warrenresources.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1331 17th Street, Suite 720, Denver, CO 80202. Information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 1A.    Risk Factors

        You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report on Form 10-K or in any other of our filings with the Securities and Exchange Commission could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below. This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" in this annual report on Form 10- K. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.

 Risks Relating to the Oil and Natural Gas Industry and Our Business

We require significant additional financing to continue as a going concern and pay outstanding liabilities and the prevailing commodity price environment may require us to restructure our debt or seek bankruptcy protection.

        Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our PUDs, either because we are unable to raise or generate sufficient capital for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise or generate additional capital in the future, we will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including our debt service obligations. Therefore, in the event we have a capital shortfall, we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

        In light of prevailing oil prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the indenture trustee and the holders of not less than 25% in aggregate principal amount of the unsecured notes the right to declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit agreement (the "First Lien Credit Facility") by and among the Company, Wilmington Trust, National Association as Administrative Agent, and the lenders from time to time a party thereto and its second lien credit facility (the "Second Lien Credit Facility") by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time a party thereto (collectively, the "Credit Facilities"), entitling the administrative agents and lead lenders thereunder to declare all obligations under those credit facilities to be immediately due and payable. However, thus far, no such acceleration of Warren's debt obligations has occurred.

        Although Warren is continuing to seek a workable agreement regarding a consensual , out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

        These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying Report of Independent Registered Public Accounting Firm on our financial statements also includes a going concern paragraph.

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

In light of prevailing oil prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior

Notes the right declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit facility and its second lien credit facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under the Credit Facilities to be immediately due and payable. However, thus far, no such acceleration of Warrens debt obligations has occurred. Nevertheless, these debt instruments are now reclassified from long-term liabilities to current liabilities.

        Although Warren is continuing to seek a workable agreement regarding a consensual, out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

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

        In addition, the assets in the Marcellus Shale have a natural gas supply agreement with a subsidiary of Procter and Gamble. During the years ended December 31, 2014 and 2015, approximately 27.8% and 31.8%, respectively, of the assets production was sold pursuant to this agreement. During these same periods, the prices that were received for production under this contract generally were higher than the prices received for natural gas from other third parties. The customer has elected to terminate the agreement effective June 30, 2016. While we are in discussions with the customer to renew or extend the agreement, there can be no assurance that we will be successful in doing so or that the price secured under the contract will be advantageous compared to market pricing at the time of sale. If we are unable to renew or extend the agreement, or if we negotiate a price that is lower than what is ultimately available in the open market, our revenues may be unfavorably impacted.

Our Credit Facilities and the indenture governing our Senior Notes contain operating and financial restrictions that may restrict our business and financing activities.

        Our Credit Facilities and the indenture governing our Senior Notes (the "Indenture") contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

  •
  engage in certain business activities.

        In addition, we are required under our First Lien Credit Facility to maintain compliance with certain ratios of secured debt to EBITDA as of June 30, 2016.

        As a result of these covenants, we will be limited in the manner in which we conduct our business, and we will be unable to engage in favorable business activities or finance future operations or capital needs.

        Our ability to comply with some of the covenants and restrictions contained in our Credit Facilities and the Indenture as well as prevailing oil prices have given rise to the necessity of a debt restructuring. As a result, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right to declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit facility and its second lien credit facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under the Credit Facilities to be immediately due and payable. However, thus far, no such acceleration of Warrens debt obligations has occurred. Nevertheless, these debt instruments are now reclassified from long-term liabilities to current liabilities.

        Although Warren is continuing to seek a workable agreement regarding a consensual, out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial position, results of operations and cash flows, which is subject to prevailing economic and competitive conditions, our ability to renegotiate terms, and to certain financial, business and other factors beyond our control. In light of prevailing oil prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit facility and its second lien credit facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under the Credit Facilities to be immediately due and payable. However, thus far, no such acceleration of Warren's debt obligations has occurred. Nevertheless, these debt instruments are now reclassified from long-term liabilities to current liabilities.

        Although Warren is continuing to seek a workable agreement regarding a consensual, out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

Our proved reserves are estimates based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

        No one can measure underground accumulations of oil and natural gas in an exact way. There are numerous uncertainties inherent in estimating quantities of hydrocarbon reserves, including many factors beyond our control that could cause the quantities and present value of our reserves to be overstated or understated. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, operating and development costs, drilling expenses, severance and excise taxes, capital expenditures, ownership and title matters, taxes and the availability of funds. The engineering process of estimating oil and natural gas reserves is complex and is not an exact science. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

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

        In accordance with SEC requirements, our estimates of proved reserves for 2015 were determined based on a historical 12-month average price as of the first day of each month during the fiscal year. In a given year, actual prices and costs may be materially higher or lower than those used to calculate our estimated proved reserves. Significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations may be limited to those scheduled to be drilled within the next five years.

        As of December 31, 2015 and 2014, approximately 20% and 41%, respectively, of our estimated net proved reserves were undeveloped. Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Additionally, as oil and natural gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our oil and natural gas reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.

        Actual oil and natural gas prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues set forth in this annual report on Form 10-K. A further reduction in oil and natural gas prices, for example, would reduce the value of proved reserves and reduce the amount of oil and natural gas that could be economically produced, thereby reducing the quantity of reserves. We may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

        We may not be able to drill on a substantial portion of our acreage for various reasons. We may not generate or be able to raise sufficient capital to do so. Deterioration in commodity prices may also make drilling some acreage uneconomic. Our actual drilling activities and future drilling budget will depend on drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, lease expirations, gathering system and pipeline transportation constraints, regulatory approvals and other factors. In addition, any drilling activities we are able to conduct may not be successful or add additional proved reserves to our overall proved reserves, which could have a material adverse effect on our future business, financial condition and results of operations.

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

        Part of the regulatory environment in which we operate includes, in some cases, federal and state requirements for performing or preparing EAs, EISs, studies, reports and/or plans of development before commencing exploration and production activities. These regulations may impose significant costs and delays on our operations and, as a result, may hinder or limit the quantity of oil and natural gas we may ultimately be able to produce and sell.

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

        See "Item 1: Business—Regulations and Environmental Matters" for a more detailed discussion of laws and regulations affecting our operations.

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

        In February 2014, the EPA asserted federal regulatory authority under the SDWA's UIC program over hydraulic fracturing involving diesel additives, and requested comments in May 2014 on a proposal to require disclosure of chemical ingredients in hydraulic fracturing fluids under the Toxic Substances Control Act. Because the EPA's Advanced Notice of Proposed Rulemaking did not propose any actual regulation, it is unclear how any federal disclosure requirements that add to any applicable state disclosure requirements already in effect may affect our operations. Further, on October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations, but has not yet proposed any such regulations. In addition, the U.S. Department of the Interior published final rules in March of 2015 that update existing regulation of hydraulic fracturing activities on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. Studies by the EPA and other federal agencies are underway that focus on the environmental aspects of hydraulic fracturing activities. The draft assessment of potential impacts of hydraulic fracturing for oil and gas on drinking water resources was released for public comment in June of 2015. These studies could spur further regulation. Additional regulations adopted at the federal or state level could result in permitting delays and cost increases.

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

        Financial uncertainties in the broader economy as a whole may increase the risk that a counterparty may default on its obligations, as was demonstrated by the recent sub-prime mortgage losses incurred by many banks and other financial institutions (and which prompted the U.S. Congress to attempt to mitigate such risks in the future through the Dodd-Frank Act). Such losses, if they occur, may affect the ability of the counterparties to meet their obligations to us on derivatives transactions, which would reduce our revenues from derivatives at a time when we are also receiving a lower price for our oil and natural gas sales. As a result, our financial condition could be materially or adversely affected. In addition, any event of default may trigger a termination of our swaps, which could result in us incurring substantial liability.

        We have elected not to designate our commodity derivatives as cash flow hedges for accounting purposes. Accordingly, such contracts are recorded at fair value on our Consolidated Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") relating to the regulations of swaps and the rules thereunder could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

        Provisions of the Dodd-Frank Act and rules adopted and that will be adopted by the Commodity Futures Trading Commission (the "CFTC") pursuant to those provisions of the Dodd-Frank Act (the "CFTC Rules") regulate derivative contracts falling within the Dodd-Frank Act's definition of "swaps," the markets in swaps and the parties who enter into them, including parties qualifying as "Swap Dealers" and "Major Swap Participants" (as those terms are defined in the Dodd-Frank Act). True physical forward transactions (transactions requiring physical delivery of a commodity in the future) are specifically exempt from the definition of "swap" and most provisions of the Dodd Frank Act and the CFTC. Provisions of Dodd-Frank Act require mandatory clearing over a derivatives clearing organization and mandatory trade execution over a board of trade or swap execution facility of over-the-counter swaps falling in classes of swaps designated by the CFTC for mandatory clearing unless an exception or exemption from such clearing is available. Were we to enter into cleared swaps, we would be required to post margin with respect to such swaps in the form of cash or, in certain circumstances, cash or certain classes of securities. Rules adopted by the CFTC and the U.S. prudential banking regulators (the "Margin Rules") require collection of margin by regulated parties from their counterparties other than "non-financial end users" of swaps in certain circumstances with respect to uncleared swaps, which margin must be posted in the form of cash, certain classes of securities or gold. In addition, as required by the Dodd-Frank Act, the CFTC is in the process of adopting rules limiting the aggregate size of the positions in swaps that are not bona fide hedges that parties may hold at any time. The Dodd-Frank Act and the CFTC Rules also impose certain record keeping and reporting requirements on parties to swaps and other requirements on parties qualifying as Swap Dealers and Major Swap Participants.

        As a party whose core business is the exploration, production and sale of oil, natural gas or other energy commodities, and whose positions in swaps are solely for the purpose of hedging commercial risks associated with its core business, and not for trading swaps, we believe that we will be eligible to elect the end user exception from the mandatory clearing and trade execution requirements for any swaps we enter that are subject to such requirements. Moreover, we believe we will qualify as a "non-financial end user" under the Margin Rules and will not be required to post margin under the Margin Rules with respect to any uncleared swaps to which we are a party. However, our counterparties to uncleared swaps we enter into in the future may contractually require us to post collateral with respect to such uncleared swaps as we are currently required to do with respect to our existing swaps, which are collateralized by our oil and natural gas properties and other assets, not including cash. If we were to have to clear any swap to which we are a party and post margin with respect thereto or post margin under the Margin Rules with respect to any uncleared swaps, we would likely have to use our cash to post such margin, which would adversely affect our liquidity and our ability to fund our operations.

        Although we do not expect to be deemed to be, or to be regulated as, as "Swap Dealer" or "Major Swap Participant," our counterparties in financial derivatives contracts may be regulated as "Swap Dealers" or "Major Swap Participants" and, in order to comply with regulations applicable to them, these counterparties may require that we supply certain information to them from time-to-time, and engage in certain procedures regarding the swaps we enter into with them.

        The nature and scope of the provisions of the Dodd-Frank Act relating to the regulation of swaps and the CFTC Rules thereunder could adversely affect our ability to implement and execute our hedging strategy. In addition, our hedging activities could result in the imposition of additional administrative burdens on us and expenses to us. Moreover, the requirements and limitations imposed by the Dodd-Frank Act and the CFTC Rules on our derivative counterparties could increase the costs of pursuing our hedging strategy and cause us to use our cash to post margin in certain circumstances. Finally, since the swaps regulatory provisions of the Dodd-Frank Act were intended, in part, to decrease the volatility of commodity prices by restricting speculative trading in derivatives contracts, our revenues could be negatively affected if the Dodd-Frank Act and the CFTC Rules result in lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, our results of operations, our cash flows and our liquidity.

Our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

        We have significant percentages of estimated volumes hedged through 2016 (274,000 bbls of oil and 14.3 Bbtu of natural gas). These hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. Additionally, we have not entered into any significant hedging transactions with respect to our anticipated 2017 oil and gas production. To the extent that oil and natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

Proposed changes to U.S. and state tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

        President Obama has made proposals, including in the Budget for Fiscal Year 2016, that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. Legislation has been introduced in Congress that would implement many of President Obama's proposals. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities for oil and gas production, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.

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

        In February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices from the last day of each month. There can be no assurance that the impact fee will remain as currently structured or that new or additional taxes will not be imposed. In addition, there is currently no severance tax imposed on natural gas or oil in Pennsylvania. However, on February 11, 2015, Pennsylvania Governor Tom Wolf proposed the Pennsylvania Education Reinvestment Act, a new severance tax targeting proceeds from production of unconventional natural gas wells within the state of Pennsylvania. The proposal includes a 5% tax on the value of the gas at the wellhead plus a 4.7cents per thousand cubic feet of volume severed. Additionally, no portion of the tax imposed in this legislation would be allowed to be deducted from royalty payments. The Governor's office has stated that this proposal would replace the existing impact fee. There is no assurance as to the final form of the proposal, or whether the proposal will be adopted. Changes to the current impact fee, or the imposition of a new severance tax, could negatively affect our future cash flows and financial condition; however, no assurance can be made until the severance tax is made final.

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

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations, as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non- compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition or results of operations. Environmental advocacy groups and others continue to raise questions and concerns about potential environmental issues that may be associated with hydraulic fracturing, horizontal drilling, and related operations that are key aspects of our business, including concerns about potential impacts on groundwater quality, seismic activity, and greenhouse gas emissions; any of these could lead to changes in regulations in one or more of the jurisdictions in which we operate. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities, or waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

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

        The Company recorded impairment expense of $578.3 million and $-0- for 2015 and 2014 respectively, relating to its ceiling test write down of oil and gas properties. This resulted from a significant drop in our PV-10 value reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 51% from $86.71 at December 31, 2014 to $42.81 at December 31, 2015 and twelve month gas prices decreased 46% from $3.22 at December 31, 2014 to $1.74 at December 31, 2015. Further ceiling write-downs may occur in future quarters as average SEC trailing twelve month prices decline.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

        As of December 31, 2015, we own leasehold interests in approximately 70,631 shallow undeveloped net acres in the Washakie Basin of Wyoming that we believe may be prospective for CBM development and approximately 59,035 deep undeveloped net acres in areas we believe may be prospective for the Niobrara Shale and other deep formations. A large portion of our acreage in the Washakie Basin is not currently held by production. Unless the BLM grants further deferral of Warren's drilling obligation as described above, or production in paying quantities is established on these leases, or the leases are committed to a new unit, approximately 3,829 net acres, 427 net acres and 28,781 net acres of these shallow leases will expire in 2016, 2017 and 2018, respectively. If our leases expire, we will lose our right to develop the related properties, and could lose up to a total of 33,030 net acres of shallow rights and 32,798 total net acres of deep rights by the end of 2018.

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

        Our future success depends largely on the success of our exploration, exploitation, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties depends in part on the evaluation of geophysical and geological analyses, production data, and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our costs of drilling, completing, producing and operating wells are often uncertain before drilling commences. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to cover the costs or return a profit. In addition, our drilling and producing operations, may be curtailed, delayed or canceled as a result of other factors, including:

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

        The oil and natural gas industry is capital intensive. We spend and will continue to need a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and natural gas reserves. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowing under our Credit Facilities, and the issuance of equity and debt securities. Without adequate financing we may not be able to successfully execute our operating strategy. The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include:

  •
  general economic, financial and market conditions;

  •
  oil and natural gas prices;

  •
  our market value and operating performance;

  •
  timely issuance of permits and licenses by governmental agencies;

  •
  the success of our CBM projects in the Washakie Basin;

  •
  the success of our waterflood recovery oil projects in the WTU and the NWU;

  •
  the success of our Marcellus Assets;

  •
  our success in locating and producing new reserves;

  •
  amounts of necessary working capital and expenses; and

  •
  the level of production from existing and new wells.

        We may not be able to execute our operating strategy if we cannot obtain adequate capital. If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, our access to the capital markets could be hindered and the trading prices of our securities could decline further, limiting our ability to obtain the capital necessary to sustain our operations.

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

        The State of California and the EPA have restrictive regulations for the disposition of natural gas produced from our Wilmington oil drilling operations. Natural gas production has continued to grow along with increasing oil production, particularly in the WTU. Because the gas volume from the WTU was historically too low to justify gas sales equipment, the gas has been flared for many years under a permit from the South Coast Air Quality Management District ("SCAQMD"). In late 2007, Warren entered into an agreement with the SCAQMD which allowed Warren to commission six microturbines to generate electrical power from the otherwise flared gas and resume full production. As oil production grew since that time, the excess gas produced but not consumed by our microturbines began to exceed our gas flare limitation. In March 2008, we presented our plan to the SCAQMD to seek approvals from regulatory authorities to dispose of our WTU produced gas by re-injection in underground formations or by selling it directly to a third party user. Warren also applied to the SCAQMD for a permit to construct a new high efficiency clean enclosed burner to replace the existing gas flare. Our filed applications for permits requested the authority to install and operate certain pieces of new best available control technology equipment. On July 19, 2011 the SCAQMD certified the Company's CEQA documents and issued all of the related permits, including gas handling equipment. These equipment upgrades will help increase the Company's oil processing capability to a ceiling of 5,000 barrels of oil per day at the Wilmington Townlot Unit. As requested by the SCAQMD, in 2012 the Company began preparing an additional analysis under CEQA to analyze and mitigate the potential air and other emissions that may be associated with pipeline connections and the installation of gas transportation, compression and related equipment that will be required to sell excess gas through a local gas utility company to third parties. This additional CEQA analysis was completed in late 2014, and construction permits were issued by the SCAQMD. Warren is currently constructing and installing the gas transportation, compression and related equipment, and will schedule governmental inspections of the system and its operating capabilities in late 2016. Any delays in obtaining equipment or constructing the system; any delays by regulatory agencies or public utilities in approving or inspecting the operation of the system or issuing permits in the future to operate the system or dispose of the natural gas, or our inability to locate a third party to purchase the excess gas could limit our future oil production levels until such matters are resolved.

We may be affected by climate change and market or regulatory responses to climate change.

        Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions, caps, taxes, or other controls on emissions of greenhouse gasses, including exhaust from generators, engines and flaring of excess natural gas, could significantly increase our operating costs. Restrictions on emissions could also affect businesses that (a) use oil and natural gas to produce energy, or (b) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the oil and natural gas commodities, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our oil and natural gas commodity purchasers and the markets for certain of the commodities in an unpredictable manner, including, for example, the impacts of ethanol incentives on farming and ethanol producers and tax credits for wind turbine and solar power generation. We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Finally, some scientists have concluded that increasing concentrations of greenhouse gases, or GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could reduce the demand for oil and natural gas commodities and have a material adverse effect on our results of operations, financial condition and liquidity. For a more detailed discussion, please see "Item 1: Business—Regulations and Environmental Matters—Climate Change Legislation and Greenhouse Gas Regulations."

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

A payment default under or an acceleration of our indebtedness could result in an event of default and acceleration of other indebtedness.

        In light of prevailing oil prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right to declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's Credit Facilities, entitling the administrative agents and lead lenders thereunder to declare all obligations under the Credit Facilities to be immediately due and payable. However, thus far, no such acceleration of Warren's debt obligations has occurred.

        Although Warren is continuing to seek a workable agreement regarding a consensual , out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

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

        Our oil and natural gas exploration and production activities are subject to numerous hazards and risks associated with drilling for, operating, producing and transporting oil and natural gas, and any of these risks can cause substantial losses resulting from:

  •
  environmental hazards, such as uncontrollable flows of natural gas, oil, brine water, well fluids, toxic gas or other pollution being released into the environment or being present from historical field operations;

  •
  abnormally pressured formations and ground subsidence;

  •
  mechanical difficulties, inadequate oil field drilling and service tools, and casing collapses;

  •
  fires and explosions;

  •
  personal injuries and death;

  •
  labor and employment issues;

  •
  regulatory investigations and penalties; and

  •
  natural disasters, such as earthquakes, hurricanes and floods.

        Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us. Many of these risks are not insured because the cost of available insurance, if any, is excessive. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations. See "Item 1: Business—Operating Hazards and Insurance."

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

        We obtain interests in oil and natural gas properties with varying degrees of warranty of title, such as general, special or quitclaim or without any warranty. We acquired our interests in the WTU in 1999 and 2005 with no title opinion as to the interests we acquired, which may ultimately prove to be less than the interests we believe we own. The prior owner had acquired its interests from a third party that, in turn, had acquired its interest from Exxon Corporation with no warranty of title. Exxon had owned the WTU for over 25 years before its sale in 1997. Similarly, when we acquired our interest in the NWU in December 2005, we had no title opinion prepared as to the interests acquired. The prior owner had owned the NWU for over 15 years, acquired the NWU from Sun Oil Corporation, which had owned the NWU for over 20 years before its sale in 1990 without warranty of title. Losses of title to the WTU or the NWU may result from title defects, title issues or from ownership of a lesser interest than we believe we acquired. In other instances, title opinions may not be obtained if in our discretion it would be uneconomical or impractical to do so. Furthermore, in certain instances we may determine to purchase properties even though certain technical title defects exist if we believe it to be an acceptable risk under the circumstances. These situations increase the possible risk of loss and could potentially result in total loss of title to some or all of the properties we purchased.

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

        We have entered into joint ventures in the past and may do so again in the future. As a co-venturer, we are contingently liable for the obligations of the joint venture, including responsibility for day-to-day operations and liabilities which cannot be repaid from joint venture assets, insurance proceeds or indemnification by others. In the future, we might be exposed to litigation in connection with joint venture activities, or find it necessary to advance funds on behalf of joint ventures to protect the value of the oil and natural gas properties by drilling wells to produce undeveloped reserves or to pay lease operating expenses in excess of production. These activities may have a material adverse effect on our business, financial condition and results of operations

Our role as co-venturer in joint ventures may result in conflicts of interest, which may not be resolved in our best interests or the best interests of our investors.

        We have entered into joint ventures in the past and may do so again in the future. Our role as co-venturer in joint ventures may result in conflicts of interest between the interests of those entities and our investors. Any resolution of these conflicts may not always be in our best interests and may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Ownership of Our Common Stock

If we are unable to comply with the NASDAQ minimum share price requirement or continue to meet NASDAQ's other continued listing requirements, NASDAQ may delist our common stock, which could materially impair the liquidity and value of our common stock.

        Our common stock is currently listed on NASDAQ. In 2015, the closing price of our common stock ranged between a high of $1.63 per share on January 2, 2015 and a low of $0.14 per share on December 23, 2015. On June 24, 2015, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the "Staff") notifying the Company that, for the 30 consecutive business days preceding June 24, 2015, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ pursuant to NASDAQ Listing Rule 5450(a)(1) ("Rule 1"). In accordance with the NASDAQ Listing Rules, the Company was provided 180 calendar days, or until December 21, 2015, to regain compliance with Rule 1, during which time it would be required to maintain a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

        We were unable to regain compliance with Rule 1 by December 21, 2015. Accordingly, on December 22, 2015, the Company received a letter from the Staff notifying it that the Company's common stock would be subject to delisting from NASDAQ unless the Company timely requested a hearing before a NASDAQ Listing Qualifications Panel (the "Panel").

        In addition, if our common stock price falls further below the $1.00 threshold to the point where NASDAQ considers the stock price to be "abnormally low," NASDAQ has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of "abnormally low" in NASDAQ rules.

        On February 18, 2016, we received an additional deficiency letter from the Staff notifying the Company that for the last 30 consecutive business days the market value of the Company's publicly held shares has been below the minimum $15 million market value of publicly held shares requirement for continued listing on NASDAQ as set forth in NASDAQ Listing Rule 5450(b)(3)(C) ("Rule 2) . In accordance with the NASDAQ Listing Rules, The Company has been provided a grace period of 180 calendar days, through August 16, 2016, to evidence compliance with Rule 2. In order to satisfy Rule 2, the Company must evidence a market value of publicly held shares of at least $15 million for a minimum of 10 consecutive business days. Failure to regain compliance with Rule 2 could result in a transfer of our listing or the delisting of our common stock.

        On March 7, 2016, we received a decision letter from the the Panel indicating that the Company's common stock is permitted to continue to trade on the Nasdaq Global Market through June 20, 2016. The continued listing of the Company's common stock is contingent on the Company (i) providing the Panel with an update regarding its restructuring efforts on or before April 20, 2016 and (ii) completing a reverse stock split that results in a minimum closing bid price of $1.00 for a minimum of ten consecutive trading days prior to June 20, 2016. The Panel noted that it may, at its discretion, require that the minimum closing bid price of $1.00 be met for greater than ten trading days. The Panel's decision is subject to review of the Nasdaq Listing and Hearing Review Council, which may affirm, modify, reverse, dismiss or remand the decision of the Panel. The Panel informed the Company that, if the Company is unable to maintain compliance with the minimum bid requirement prior to June 20, 2016, the Panel will issue a final delist determination and immediately suspend all trading in the Company's common stock.

        A transfer of our listing to another market or having our common stock trade on the bulletin board or the "pink sheets," either as result of a failure to regain compliance with NASDAQ's continued listing requirements or the Company's failure to satisfy other qualitative or quantitative standards for continued listing on NASDAQ, could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future. We may also face other material adverse consequences in such event, such as negative publicity, diminished investor, customer, and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

        As of December 31, 2015, we had 85,203,466 shares of common stock issued, 43,423 shares of common stock were issuable upon conversion of our convertible debt and convertible preferred stock, 3,593,589 shares of common stock were issuable upon exercise of outstanding options, and 1,277,468 shares of restricted stock are issuable upon vesting. Pursuant to a registration rights agreement to which we are party with Citrus, Citrus may require us to file one or more prospectus supplements to the registration statement on Form S-3 we have filed with the SEC for the resale of shares, and any shares sold pursuant to such prospectus supplements would become eligible for sale without restriction by persons other than our affiliates. Additionally, our directors and executive officers, beneficially hold approximately 6% of the outstanding shares of our common stock. If our stockholders sell significant amounts of common stock in any public market that develops or exercise their registration rights and sell a large number of shares, the price of our common stock could be negatively affected. If we were to include shares held by those holders in a registration statement pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock or impede such an offering altogether.

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

Item 3:    Legal Proceedings

        On November 3, 2014, Warren E&P was named as a defendant in a lawsuit in the Los Angeles County Superior Court, captioned Brandt Haas v. Warren E&P,  Inc., Case No. BC562435, involving a claim disputing royalty payments made from the Company's operation at the Wilmington Townlot Unit. The plaintiff seeks to certify a class of all Wilmington Townlot Unit royalty owners who have received royalty payments since November 2010. The Company filed a Demurrer to plaintiff's complaint in June 2015, principally on the grounds that the complaint failed to identify the contract or contracts giving rise to the plaintiff's claims. The court granted the Company's Demurrer on December 1, 2015. The plaintiff filed an amended complaint on December 21, 2015, alleging that he and each of the putative class members have one or more contracts with the defendant for the payment of royalties. Plaintiff alleges that the Company breached those contracts by excessively deducting from royalty payments improper fees, costs or expenses. The plaintiff also alleges causes of action for unjust enrichment and a violation of the California Unfair Competition Act, both based solely upon the Company's alleged breach of contract. On January 29, 2016, Warren filed an answer, along with a counterclaim seeking to recover from plaintiff any expenses incurred that properly should have been charged against royalty payments but were not charged. Warren is preparing and expects to file in mid-April 2016 a motion for summary adjudication, seeking a ruling that it was appropriate for defendant to recoup from royalty payments amounts owed by royalty owners. Discovery has been stayed pending this filing, and the Company is unable to estimate a possible loss, or range of possible loss, if any, in this case.

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

PART II

Item 5:    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

        Our common stock is listed on the NASDAQ Global Market ("NASDAQ") under the symbol "WRES".

        The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by NASDAQ:

	Common Stock Price
	High	Low
Year Ended December 31, 2015
First Quarter	$1.67	$0.84
Second Quarter	1.27	0.68
Third Quarter	0.70	0.35
Fourth Quarter	0.65	0.14
Year Ended December 31, 2014
First Quarter	$5.27	$3.04
Second Quarter	6.24	4.31
Third Quarter	7.02	5.19
Fourth Quarter	5.38	1.20

        On March 11, 2016, the closing sales price for our common stock as reported by NASDAQ was $.24 per share.

Holders

        As of March 11, 2016 there were approximately 1,800 record holders of our common stock.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. Dividends are also restricted under the terms of our Credit Facilities and the indenture governing our Senior Notes. We currently intend to retain earnings, if any, to service our debt obligations and finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Stockholder Return Performance Presentation

        The following common stock performance graph shows the performance of Warren Resources common stock through December 31, 2015. As required by applicable rules of the SEC, the performance graph shown below was prepared based on the following assumptions:

  •
  A $100 investment was made in Warren common stock and each index on December 31, 2010.

  •
  All dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter.

        The indices in the performance graph compares the performance of the Company's common stock to the S&P 500 Index, and to the Dow Jones U.S. Oil & Gas Index for each year since December 31, 2010, which is a composite index consisting of 92 U.S. oil and gas companies that includes integrated major oil and gas companies as well as smaller independent U.S. companies, and a peer group index comprised of 7 United States companies engaged in oil and natural gas operations whose stocks were traded on NASDAQ or the NYSE during the period from December 31, 2010 through December 31, 2015. The companies that comprise the peer group are Abraxas Petroleum Corporation, Callon Petroleum Corp., Gastar Exploration, Goodrich Petroleum Corporation, Panhandle Royalty Company, PetroQuest Energy, Inc., and Resolute Energy Corporation, which companies have market capitalizations similar to Warren and are primarily involved in domestic U.S. exploration and production.

Fiscal Year Ended December 31
(in US Dollars)

	2010	2011	2012	2013	2014	2015
Warren Resources, Inc.	100	133.06	114.69	128.16	65.71	8.57
S&P 500 Index	100	112.78	127.90	165.76	184.64	183.3
Dow Jones US Oil & Gas Index	100	120.19	123.33	122.86	135.11	102.3
Peer Group	100	117.15	97.48	141.76	89.96	30.23

        Data provided by S&P's Institutional Market Services and Dow Jones & Company, Inc.

        The information in this Form 10-K appearing under the heading "Stockholder Return Performance Presentation" is being "furnished" pursuant to Item 2.01 (e) of Regulation S-K under the Securities Act and shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01 (e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act

Recent Sales of Unregistered Securities

        On October 22, 2015, in connection with the exchange by certain holders of the Senior Notes for Converted Loans and common stock as described under Note C of the Notes to Consolidated Financial Statements, the Company issued 4,000,000 shares of common stock. Such issuance was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2015, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2010 Stock Incentive Plan	9,950,000	4,871,057	$1.85	2,828,050

Item 6:    Selected Financial Data

        We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

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

Overview

        We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, the Marcellus Shale in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in the Rocky Mountain region.

        As of December 31, 2015, we owned natural gas and oil leasehold interests in approximately 106,335 gross (80,546 net) acres, approximately 66% of which were undeveloped. Substantially all our undeveloped acreage is located in the Rocky Mountains. Our total estimated net proved reserves are located on approximately 34% of our net acreage.

Liquidity and Capital Resources

        Our cash and cash equivalents increased approximately $25.1 million in 2015 to $26.8 million as of December 31, 2015. This resulted from cash provided by operating activities of $3.6 million and cash provided by financing activities of $57.8 million which was offset by cash used in investing activities of $36.3 million.

        Cash provided by operating activities consisted primarily of cash received for the sale of oil and gas, collections of accounts receivable, partially offset by payments of accounts payable. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties. Cash provided by financing activities primarily represents the funds received from our First and Second Lien Credit Facilities, which are described further below.

        Capital additions for the twelve months ended December 31, 2015 were approximately $19.3 million and consisted of $13.3 million in drilling and development costs in the Marcellus Assets, $4.4 million for facilities in our California properties and $1.6 million for carry over development in our Wyoming properties.

        On May 22, 2015, Warren Resources entered into a first lien credit agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time party thereto, that provides for a five-year, $250 million term loan facility (the "First Lien Credit Facility") which matures on May 22, 2020. The First Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC, which are three of the Company's wholly-owned subsidiaries and is collateralized by substantially all of Warren's assets, including the equity interests of the guarantors. After giving effect to certain amendments to the First Lien Credit Facility that were adopted on October 22, 2015, the First Lien Credit Facility includes an escalation of certain covenants, including requirements that (a) during the period commencing on June 30, 2016 until April 30, 2017, the consolidated first lien leverage ratio (as defined in the First Lien Credit Facility) for any period of four consecutive fiscal quarters shall not be greater than 5.5 to 1.0, determined as of the last day of each fiscal quarter, and (b) during the period following April 30, 2017 until the maturity date of the facility, the consolidated first lien leverage ratio for any period of four consecutive fiscal quarters shall not be greater than 5.0 to 1.0 as of the last day of each fiscal quarter. Additionally, the amendment allows for a draw down of an additional $15 million in new first lien loans at the lender's sole discretion, authorizes the Second Lien Credit Facility transition described below and makes certain additional changes to conform and respond to provisions of the new Second Lien Credit Facility (as defined below), including provisions providing that (i) any future draws by the Company of the remaining availability under the first lien facility will be at the discretion of the first lien lenders, and (ii) the first lien lenders will retain discretion over the Company's ability to conduct asset sales with proceeds in excess of $1 million.

        In addition, certain of the lenders exchanged approximately $69.6 million of the Company's previously issued 9.000% Senior Notes due 2022 (the "Senior Notes") at a discount for approximately $47.2 million of the first lien term loans. This transaction was accounted for in accordance with ASC 470 and ASC 405 and as a result recognized as a gain in the retirement of debt in the amount of $14.4 million during 2015.

        The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and is payable quarterly in arrears on the next to last business day of each March, June, September and December. At present, the interest rate is 9.5%. As of December 31, 2015 the Company had $234.7 million outstanding on its borrowings under the First Lien Credit Facility and approximately $186 thousand in accrued and unpaid interest.

        On October 22, 2015, the Company entered into a second lien credit facility (the "Second Lien Credit Facility") by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time party thereto. The Second Lien Credit Facility provides for a five-year, approximately $51.0 million term loan facility that matures on November 1, 2020. At closing, certain of the lenders exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility, and (ii) four million (4,000,000) shares of Company Common Stock and, in addition, extended credit in the form of new second lien term loans in the amount of approximately $11.0 million.

        The Second Lien Credit Facility is subject to prepayment out of the proceeds of asset sales, subject to limited reinvestment rights and certain excluded asset sales. The Second Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC on substantially similar terms as the guarantees related to the First Lien Credit Facility and is collateralized by second-priority liens on substantially all of Warren's assets, including the equity interests of the guarantors, to the extent such assets or interests secure the First Lien Credit Facility.

        The annual interest rate on borrowings under the Second Lien Facility is 12%, with interest payable semi-annually in arrears on each April 20 and October 20. On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company may elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding. For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company may elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding. As of December 31, 2015, the Company had approximately $52.2 million outstanding borrowings under the Second Lien Credit Facility which consists of $51 million in original borrowing and $1.2 million in accrued unpaid interest. The Company has accounted for this transaction as a troubled debt restructuring in accordance with authoritative guidance, whereby no gain was recognized on the retirement of debt, and a premium on the face value of the debt will be amortized over the life of the instrument. The carrying value of the premium on Second Lien Credit Facility as of December 31, 2015 was $22.7 million.

        As part of our plan to manage liquidity risks and in recognition of lower oil prices, we have scaled back our capital expenditure budget and continue to explore opportunities to divest non-core assets.

        Our independent registered public accounting firm has included in its audit opinion for the year ended December 31, 2015 a statement that there is substantial doubt as to our ability to continue as a going concern. Although we are not subject to borrowing base redeterminations on the First and Second Lien Credit Facilities, we are subject to a variety of restrictions under these new facilities. Warren continues to aggressively review opportunities for further strategic refinancing that will reduce the outstanding principal amount of our debt, provide us with additional liquidity and give us an opportunity to reduce our cash interest expense going forward. In addition, due to the sustained level of lower prevailing oil and natural gas prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the Indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's First Lien Credit Facility and its Second Lien Credit Facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under those credit facilities to be immediately due and payable. Thus far, no such acceleration of Warren's debt obligations has occurred. Nevertheless, these debt instruments are now reclassified from long-term liabilities to current liabilities.

        Although Warren is continuing to seek a workable agreement regarding a consensual, out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

        During 2015, the Company reported a net loss of $620.0 million (which included $578.3 million of impairment expense and $20.1 million of gains on derivative financial instruments). This compares to

2014 when the Company had net income of $24.0 million (which included $7.4 million of gains on derivative financial instruments).

        As of December 31, 2015, we had approximately 3.6 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, none had exercise prices below the closing market price of $0.21 of our common stock on December 31, 2015.

        The Company's proved reserves decreased as of December 31, 2015 compared to prior years. The 2015 decrease was primarily the result of the sustained low commodity price environment. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2015, our oil lease operating expenses were $21.83 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2015, our natural gas lease operating expenses were $1.00 per Mcf of gas produced. The Company's estimated proved reserves are based on assumptions that may prove to be inaccurate. The Company's estimated proved reserves for the periods indicated are listed below.

	Years Ended December 31,
	2015	2014
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	12,939	16,794
Net natural gas reserves (MMcf)	163,731	327,328

Total Net Proved Oil and Natural Gas Reserves (MBoe)	40,227	71,348

Estimated Present Value of Net Proved Reserves (in thousands):
PV-10 Value
Proved developed	$85,147	$460,059
Proved undeveloped	10,876	149,067

Total	96,023	609,126
Less: future income taxes, discounted at 10%	—	54,059

Standardized measure of discounted future net cash flows	$96,023	$555,067

Prices Used in Calculating Reserves:
Oil (per Bbl)	$42.81	$86.71
Natural Gas (per Mcf)	$1.74	$3.22
Proved Developed Reserves (MBoe)	32,339	42,439

2015 and 2016 Capital Expenditure Program

        During 2015, we invested $19.3 million in our capital expenditure program. The majority of our 2015 investment was the Company's contractually obligated commitment to drill two Upper Marcellus wells, as stipulated in the purchase and sale agreement with Citrus Energy Corporation. The costs associated with the Marcellus asset development in 2015 was approximately $13.3 million. The Company suspended all drilling in California due to the the economics yielded in the current commodity price environment, however, we incurred costs associated with facility enhancements and lease costs in California of $4.4 million. The remaining expenditures were invested in the Wyoming asset.

        The Company forecasts a 2016 capital expenditure budget of $3 million for California facilities. Due to low commodity prices, no access to external capital and limited liquidity, this capital expenditure budget does not provide for drilling activity in 2016. The amount and allocation of budgeted capital expenditures excludes capital expenditures for acquisitions or other additions to oil and gas properties. The Company intends to fund 2016 capital expenditures with cash flows from operations.

        See "Item 1A: Risk Factors" for risks and factors which could have a material adverse effect on our business, financial condition and results of operations.

Stock Based Equity Compensation Plan Information

        At December 31, 2015, we had approximately 0.7 million vested outstanding stock options issued under our stock based equity compensation plans. Of the total 0.7 million outstanding vested options, zero had exercise prices below the closing market price of our common stock on December 31, 2015 of $0.21.

        For additional detail about our stock based equity compensation plans, see "Executive Compensation—Employee Benefit Plans" under Item 11 and as incorporated by reference from our Proxy Statement on Schedule 14A to be filed within 120 days after the end of our fiscal year ended December 31, 2015.

Going Concern

        The Company's financial statements for the year ended December 31, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm has issued its audit opinion with a statement that there is substantial doubt as to our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on our ability to restructure our outstanding debt, obtain a waiver or modification of the First Lien Credit Facility leverage ratio covenant and gain access to additional capital from existing credit lines or external sources. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

        In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. There was no impairment charge in 2014 or 2013. In 2015 we recorded an impairment charge of $578.3 million.

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

Recent Accounting Pronouncements

        In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB recently approved a delay which will make the updated guidance effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

        In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.

        In November 2015, the FASB issued authoritative guidance aimed at simplifying the accounting for deferred taxes. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction—that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods thereafter. We do not expect this guidance to have a significant impact on our consolidated financial statements, other than balance sheet reclassifications.

        In January 2016, the FASB issued authoritative guidance that amends existing requirements on the classification and measurement of financial instruments. The standard principally affects accounting for equity investments and financial liabilities where the fair value option has been elected. The guidance is effective for fiscal periods after December 15, 2017, and interim periods thereafter. Early adoption of certain provisions is permitted. We are currently evaluating the effect the new guidance will have on our financial statements and results of operations.

        In February 2016, the FASB issued authoritative guidance that supersedes previous lease accounting requirements and requires that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect the new guidance will have on our consolidated financial statements and results of operations.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

        Oil and gas sales.    Revenue from oil and gas sales decreased $61.6 million during 2015 to $83.7 million, a 42% decrease compared to 2014. Net gas production for 2015 and 2014 was 28 Bcf and 16.1 Bcf, respectively. The average realized price per Mcf of gas for 2015 and 2014 was $1.55 and $3.06, respectively. Net oil production for 2015 and 2014 was .98 MMBbls and 1.1 MMBbls, respectively. Additionally, the average realized price per barrel of oil for 2015 and 2014 was $41.14 and $86.02, respectively.

        Transportation Revenue.    We receive fees for transporting third-party gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company ("WIC") pipeline system. Transportation and gathering revenue totaled $4.6 million and $5.3 million respectively for 2015 and 2014.

        Lease operating expense.    Lease operating expense increased 2.5% to $49.6 million ($8.76 per boe) for 2015 compared to $48.4 million ($12.73 per boe) in 2014. The increase is driven mainly from a full year of ownership of the Marcellus Assets, offset by operating efficiencies realized across all our assets.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $9.7 million in 2015 to $66.2 million, a 17% increase compared to 2014. This increase is driven by an increase to our full cost pool as a result of the acquisition of the Marcellus Assets during the third quarter of 2014 and a reduction in reserves.

        Impairment.    The Company recorded impairment expense of $578.3 million for 2015, relating to its ceiling test write down of oil and gas properties and other long-lived assets. This resulted from a significant drop in our PV-10 value reflecting lower commodity prices in 2015. The trailing twelve month SEC pricing used in our reserve report for oil decreased 51% from $86.71 at December 31, 2014 to $42.81 at December 31, 2015 and twelve month gas prices decreased 48% from $3.22 at December 31, 2014 to $1.74 at December 31, 2015.

        Transportation Expense.    Pipeline operating expenses decreased $0.7 million in 2015 to $1.7 million, a decrease of 29% compared to 2014. The decrease relates mainly to less production moving through the pipeline due due to the decrease in commodity pricing in 2015.

        Acquisition expenses.    The company had zero acquisition expenses in 2015 as compared to total Acquisition expenses of $4.2 million for 2014 which was a result of the purchase of the Marcellus Assets during the third quarter of 2014.

        General and administrative expenses.    General and administrative expenses increased $2.4 million in 2015 to $17.7 million, a 16% increase compared to 2014 . This increase resulted from additional salaries related to the increase in head count in the Denver, Colorado office, and severance payments related to the departure of various highly compensated employees due to the closure of our New York City, New York and Roswell, New Mexico offices. The increase was partially offset by certain cost cutting measures, including elimination of bonus and pay increases in 2015 as well as a reduction in the workforce at other offices in 2015. The savings related to the closure of the New York City, New York and Roswell, New Mexico offices will be realized in 2016. The Company continues to assess options to improve efficiency across the Company.

        Interest expense.    Interest expense increased to $30.4 million in 2015 compared to $9.6 million in 2014. This increase reflects a full year of interest from the issuance of our Senior Notes and the increase in interest from the First Lien Credit Facility compared to the former credit line, as well as the commencement of our 12% Second Lien Credit Facility.

        Interest and other income.    Interest and other income increased $3.2 million in 2015 to $5.6 million compared to $2.4 million in 2014 due to the sale of surface land in our North Wilmington Unit in California.

        Gain (loss) on derivative financial instruments.    Derivative gains of $20.1 million were recorded during 2015. This amount reflects $13 million of realized gains and $7.1 million of unrealized gains resulting from mark to market accounting of our oil and gas swaps.

        Loss on contingent consideration.    A $0.5 million loss for 2015 from the contingent consideration was incurred related to the acquisition of our Marcellus Assets compared to a $0.2 million loss in 2014. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement of the Marcellus Assets.

        Gain (loss) on retirement of debt.    A $14.4 million gain from the retirement of debt was recorded during 2015 related to the exchange of previously issued Senior Notes for term notes under the First Lien Credit Facility.

        Troubled debt restructuring expense.    Troubled debt restructuring expense of $4.04 million was recognized during 2015 as a result of the exchange of previously issued Senior Notes for term notes under the Second Lien Credit Facility. The transaction was accounted for as a troubled debt restructuring in accordance with ASC 470.

        Income taxes.    We recognize a deferred tax liability or asset for temporary differences, operating loss carryforwards, statutory depletion carryforwards and tax credit carryforwards net of a valuation allowance. The temporary differences consist primarily of depreciation, depletion and amortization of intangible and tangible drilling costs and unrealized gains on investments.

        As of December 31, 2015, we had a net operating loss carryforward for federal income tax purposes of approximately $327 million. Also as of December 31, 2015, we have provided a 100% valuation allowance on our net deferred tax assets. Our net operating loss carryforwards are estimated to begin to expire in 2019.

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

        General and administrative expenses.    General and administrative expense decreased $0.1 million in 2014 to $15.3 million, a 1% decrease compared to 2013. This decrease reflects lower salary, bonus and stock option expense as well as reduced litigation accrual in 2014 compared to 2013, as several higher paid individuals departed the Company during the year.

        Interest expense.    Interest expense increased to $9.6 million in 2014 compared to $3.0 million in 2013. The increase results from the issuance of $300 million of Senior Notes in August 2014 to partially fund the acquisition of our Marcellus Assets.

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

Debentures

        As of December 31, 2015, we had outstanding $1.6 million of convertible secured debentures that are convertible into our common shares. Further, all convertible secured debentures are callable by us if the average bid price of our public traded common shares traded at 133% or greater of the respective conversion price of the debentures for at least 90 consecutive trading days. In such an event, debentures not converted may be called by us upon 60 days notice at a price of 100% of par value plus accrued interest.

        The principal of the convertible secured debentures is secured at maturity by zero coupon U.S. treasury bonds previously deposited into an escrow account equaling the par value of the debentures maturing on or before the due date of the debentures. The fair market value of these securities at December 31, 2015 was approximately $1.45 million.

        The table below reflects the outstanding convertible secured debentures by issue, the fair market value of the zero coupon U.S. treasury bonds held in escrow on behalf of the debentures holders and the estimated cash outlay for the payment of debenture interest for 2015. The conversion prices listed below will remain to the maturities of the bonds.

Debentures	Outstanding at December 31, 2015	Conversion Price as of December 31, 2015	Fair Market Value of U.S. Treasuries	Estimated Debenture Interest for 2016
	(in thousands, except conversion price data)
12% Convertible secured Debentures due December 31, 2020	$835	$50.00	$761	$100
12% Convertible secured Debentures due December 31, 2022	801	$50.00	688	96

	$1,636		$1,449	$196

9.000% Senior Notes due 2022

        To finance the Marcellus Asset Acquisition (See Note C to the Consolidated Financial Statements), the Company issued 9.000% senior notes in a private offering at a price equal to 98.617% of the $300 million principal amount thereo, due to mature on August 1, 2022 (the "Unregistered Senior Notes"). Interest is payable on the Unregistered Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

        In connection with the First Lien Credit Facility entered into on May 22, 2015, the Company exchanged $69.59 million in face value of the Unregistered Senior Notes previously held by the lenders under the First Lien Credit Facility for approximately $45.23 million of First Lien Term Loans plus accrued unpaid interest of $1.93 million rolled into the First Lien Term Loans as additional borrowing. The Company accounted for this transaction in accordance with ASC 470 and ASC 405 and as a result recognized a gain on the retirement of debt in the amount of $14.4 million as a result of this transaction.

        On July 27, 2015, substantially all of the outstanding Unregistered Senior Notes were exchanged for an equal principal amount of registered 9.000% Senior Notes due 2022 pursuant to a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on June 19, 2015 under the Securities Act (the "Registered Senior Notes" and, together with the Unregistered Senior Notes, the "Senior Notes"). The Registered Senior Notes are identical to the Unregistered Senior Notes except that the Registered Senior Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

        In connection with the Second Lien Credit Facility entered into on Octobter 22, 2015 the Company exchanged approximately $63.1 million in face value of previously-issued Senior Notes, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility plus accrued and unpaid interest of $1.28 million rolled into the Second Lien Facility as additional borrowing, and (ii) four million (4,000,000) shares of Company Common Stock with a fair market value of $2 million. The Company accounted for this transaction as a troubled debt restructuring in accordance with ASC 470 , whereby no gain on the retirement of debt was recognized and a premium on the issuance equal to the amount of debt retired will be amortized over the life of the instrument.

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

        The table below reflects the outstanding Senior Notes, the fair market value of the Notes and the estimated cash outlay for the payment of interest for 2016. There have been no equity offerings since the issuance of the Senior Notes.

9.000% Senior Notes (in thousands)	Outstanding at December 31, 2015	Fair Market Value of Senior Notes	Interest for 2016
9.000% Senior Notes Due August 1, 2022	$167,266	$25,090	$15,054

Preferred Stock

        As of December 31, 2015, we had 10,703 shares of convertible preferred stock issued and outstanding. During 2015, no shares of our convertible preferred stock converted into common shares. The preferred stock is convertible into common shares on a 1 to 1 and 1 to 0.5 basis. Dividends on preferred shares totaled approximately $10,000 and for each of the years ended December 31, 2015 and 2014.

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

        The preferred stock may be redeemed by the holders at a redemption price equal to the liquidation value of $12.00 per share, plus accrued but unpaid dividends, if any. At December 31, 2015, there were 10,703 preferred shares outstanding that the Company may be required to redeem.

        Upon receipt of a redemption election, we, at our option, shall either:

  •
  pay the holder cash in an amount equal to $12.00 per convertible preferred share, subject to adjustment for stock splits, stock dividends or stock exchanges, plus accrued and unpaid dividends, to the extent that we have funds legally available for redemption, or

  •
  issue to the holder shares of common stock in an amount equal to 125% of the cash redemption price and any accrued and unpaid dividends, based on the average of the closing sale prices of our common stock for the 30 trading days immediately preceding the date of the receipt of the written redemption election by the holder, as reported by NASDAQ, or by any exchange or electronic OTC listing service on which the shares of common stock are then traded. In the event that we elect to pay the Redemption Price in kind with our common stock, for the 10,703 shares of preferred stock representing $0.1 million of Redemption Price value, notwithstanding the market price of our common stock, we shall not issue to the redeeming preferred stockholders less than their proportionate share of 10,703 shares of our shares of common stock, nor be obligated to issue more than 16,055 shares of our common stock in full satisfaction of the redemption, subject to adjustment for stock splits, stock dividends and stock exchanges.

        If we are not listed on an exchange or our common stock has no trading volume, upon redemption the Board shall determine the fair market value of the common stock.

        If the closing sale price of our publicly traded common stock as reported by NASDAQ, or any exchange or electronic OTC listing service on which the shares of common stock are then traded, exceeds 133% of the conversion price then in effect for the preferred stock for at least 10 trading days during any 30-day period, we, at our option, may either:

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

Contractual Obligations

        The contractual obligations table below assumes the maximum amount under contract is tendered each year. The table does not give effect to the conversion of any bonds to common stock which would reduce payments due. All U.S treasury bonds are secured at maturity by zero coupon U.S. treasury bonds deposited into an escrow account equaling the par value of the bonds maturing on or before the maturity of the bonds. Such U.S. treasury bonds had a fair market value of $1.45 million at December 31, 2015. The table below does not reflect the release of escrowed U.S. treasury bonds to us upon redemption.

        Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the Company pay $92,000 per month for a period of 35 months (11 months remain on the contract as of December 31, 2015) for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (72 months remain on the contract as of December 31, 2015). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. The Transportation Overage Fee is not included in the table below. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred.

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

	Payments due by period
Contractual Obligations As of December 31, 2015	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
First Lien Credit Facility(1)	$234,665	$234,665	$—	$—	$—
Second Lien Credit Facility(1)	52,219	52,219	—	—	—
Bonds(1)	1,636	1,636	—	—	—
Senior Notes(1)	167,266	167,266	—	—	—
Marcellus Lateral Demand Fee	1,012	1,012	—	—	—
Marcellus Transportation Fee	88,773	14,892	29,784	29,784	14,313
Leases	3,479	901	1,271	1,166	141

Total	$549,050	$472,591	$31,055	$30,950	$14,454

(1)
The amounts included in the table represent the outstanding principal amounts only. It does not include estimated interest of $44.7 million less than one year payable with respect to the First Lien Credit Facility, the Second Lien Credit Facility, Bonds and the Senior Notes.

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

        The following table summarizes our open financial derivative positions as of March 16, 2016 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	01/01/16 - 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	01/01/16 - 03/31/16	500 Bbl/d	$50.00 - 64.00
NYMEX Oil	Collar	04/01/16 - 06/30/16	250 Bbl/d	$55.00 - 69.97
NYMEX Oil	Collar	01/01/16 - 12/31/16	500 Bbl/d	$50.00 - 71.50
NYMEX Gas	Swap	01/01/16 - 03/31/16	5,000 MMBtu/d	$3.02
NYMEX Gas	Swap	01/01/16 - 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16 - 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	01/01/16 - 03/31/16	15,000 MMBtu/d	$3.18
NYMEX Gas	Swap	03/01/16 - 10/31/16	10,000 MMBtu/d	$2.72

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

        At December 31, 2015, we had debt outstanding under our First Lien Credit Facility of $234.7 million. The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and is payable quarterly in arrears on the next to last business day of each March, June, September and December. At present, the interest rate is 9.5%. During 2015, the Company incurred $13.3 million of interest under the First Lien Credit Facility of which approximately $0.19 million of interest was accrued at December 31, 2015.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, U.S. treasury bonds, collateral security accounts, derivatives and other long-term liabilities. The carrying amounts of cash and cash equivalents and U.S. treasury bonds approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value. Debentures, derivatives, other long-term liabilities, First and Second Lien Credit Facility are recorded at the approximate fair value of such items.

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

Item 8:    Financial Statements and Supplementary Data

        See Report of Independent Registered Public Accounting Firm and Audited Financial Statements at Item 15.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2015, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        The annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

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

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Warren Resources, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Warren Resources, Inc. to be held on June 9, 2016 (to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015) which is incorporated herein by reference.

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

        The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K and are incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.
By:	/s/ JAMES A. WATT James A. Watt Chief Executive Officer

By:	/s/ FRANK T. SMITH, JR. Frank T. Smith, Jr. Senior Vice President and Chief Financial Officer

By:	/s/ JOHN R. POWERS John R. Powers Vice President, Chief Accounting Officer and Controller

Dated: March 17, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ JAMES A. WATT James A. Watt	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2016
/s/ FRANK T. SMITH, JR. Frank T. Smith, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2016
/s/ JOHN R. POWERS John R. Powers	Vice President, Chief Accounting Officer and Controller	March 17, 2016
/s/ DOMINICK D'ALLEVA Dominick D'Alleva	Director and Chairman of the Board	March 17, 2016

Signature	Title (Principal Function)	Date

/s/ CHET BORGIDA Chet Borgida	Director	March 17, 2016
/s/ ANTHONY COELHO Anthony Coelho	Director	March 17, 2016
/s/ LEONARD DECECCHIS Leonard DeCecchis	Director	March 17, 2016
/s/ ESPY PRICE Espy Price	Director	March 17, 2016
/s/ LANCE PETERSON Lance Peterson	Director	March 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Warren Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Warren Resources, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred a net loss of approximately $620 million during the year ended December 31, 2015, and as of that date, the Company's current liabilities exceeded its current assets by approximately $465.1 million and its total liabilities exceeded its total assets by approximately $323.6 million. Also discussed in Note A, subsequent to December 31, 2015, the Company is in default on its unsecured senior notes, first lien credit facility and second lien credit facility. These conditions, along with other matters as set forth in Note A, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 17, 2016

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$26,764	$1,703
Accounts receivable—trade, net	9,880	20,025
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $1,138 in 2015 and $107 in 2014)	1,448	142
Derivative financial instruments	11,081	4,005
Other current assets	5,439	1,245

Total current assets	54,612	27,120

Other Assets
Oil and gas properties—at cost, based on full cost method of accounting, net of accumulated depreciation, depletion, amortization and impairment (includes unproved costs excluded from amortization of $14,658 and $204,626 as of December 31, 2015 and 2014)	162,685	753,496
Property and equipment—at cost, net	1,548	19,622
Restricted investments in U.S. Treasury bonds—available for sale, at fair value (amortized cost of $962 in 2014)	—	1,280
Deferred bond offering costs	12,510	13,942
Other assets	3,107	3,220

Total other assets	179,850	791,560

	$234,462	$818,680

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Current maturities of other long-term liabilities	$153	$381
Accounts payable and accrued expenses	42,971	57,389
First Lien Credit Facility	234,665	—
Second Lien Credit Facility	74,912	—
Senior Notes	165,367	—
Convertible debentures	1,636	—

Total current liabilities	519,704	57,770
Long-Term Liabilities
Senior Notes	—	296,053
Convertible debentures	—	1,472
Line of credit	—	134,749
Other long-term liabilities, less current portion	38,322	36,084

Total Liabilities	558,026	526,128

Commitments and contingencies (Note F)
Stockholders' Equity (Deficit)
8% convertible preferred stock—$.0001 par value; authorized, 10,000,000 shares; issued and outstanding 10,703 shares in 2015 and 2014 (aggregate liquidation preference $128 in 2015 and 2014)	128	128
Common stock—$.0001 par value; authorized, 100,000,000 shares; issued, 85,203,466 shares in 2015 and 80,754,225 shares in 2014	9	8
Additional paid-in capital	516,715	512,843
Accumulated deficit	(840,606)	(220,643)
Accumulated other comprehensive income, net of applicable income taxes of $124 in 2015 and $141 in 2014	190	216

Total Stockholders' Equity (Deficit)	(323,564)	292,552

	$234,462	$818,680

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

	2015	2014
	(in thousands, except share and per share amounts)
Operating Revenues
Oil and gas sales	$83,734	$145,385
Transportation revenue	4,639	5,338

Total revenues	88,373	150,723

Operating Expenses
Lease operating expenses and taxes	49,557	48,357
Depreciation, depletion and amortization	66,159	56,489
Impairment expense	578,323	—
Transportation expense	1,706	2,403
Acquisition expenses	—	4,198
General and administrative	17,703	15,271

Total operating expenses	713,448	126,718

Income (loss) from operations	(625,075)	24,005
Other income (expense)
Interest and other income	5,621	2,396
Gain on debt extinguishment	14,407	—
Troubled debt restructuring expense	(4,039)	—
Interest expense	(30,403)	(9,643)
Gain on derivative financial instruments	20,083	7,445
Loss on contingent consideration	(540)	(190)

Total other income (expense)	5,129	8

Income (loss) before provision for income taxes	(619,946)	24,013
Deferred income tax (benefit) expense	17	(17)

Net income (loss)	(619,963)	24,030
Less dividends and accretion on preferred shares	10	10

Net income (loss) applicable to common stockholders	$(619,973)	$24,020

Income (loss) per common share—Basic	$(7.55)	$0.31
Income (loss) per common share—Diluted	$(7.55)	$0.31
Weighted average common shares outstanding—Basic	82,128,892	76,541,400
Weighted average common shares outstanding—Diluted	82,128,892	76,685,511

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31,

	2015	2014
	(in thousands)
Net income (loss)	$(619,963)	$24,030
Other comprehensive income (loss)
Holding gains (losses) on available for sale investments, net of income tax	(26)	26

Comprehensive income (loss)	$(619,989)	$24,056

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2015 and 2014

	Preferred stock		Common stock				Accumulated other comprehensive income(loss)	Total Stockholders' equity (deficit)
					Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2013	11	$128	72,888	$7	$470,441	$(244,673)	$190	$226,093

Shares issued from exercise of options	—	—	649	—	1,473	—	—	1,473
Shares issued and taxes paid from vesting of restricted stock	—	—	551	—	(2,067)	—	—	(2,067)
Shares issued from acquisition	—	—	6,666	1	41,399	—	—	41,400
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	(10)
Stock based compensation	—	—	—	—	1,607	—	—	1,607
Net income	—	—	—	—	—	24,030	—	24,030
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	26	26

Balance at December 31, 2014	11	$128	80,754	$8	$512,843	$(220,643)	$216	$292,552

Shares issued and taxes paid from vesting of restricted stock	—	—	449	1	(330)	—	—	(329)
Shares issued from debt exchange	—	—	4,000	—	2,000	—	—	2,000
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	(10)
Stock based compensation	—	—	—	—	2,212	—	—	2,212
Net income (loss)	—	—	—	—	—	(619,963)	—	(619,963)
Net change in unrealized gain on investment securities available for sale, net of applicable income taxes	—	—	—	—	—	—	(26)	(26)

Balance at December 31, 2015	11	$128	85,203	$9	$516,715	$(840,606)	$190	$(323,564)

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(619,963)	$24,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(69)	(65)
Accretion of discount on Senior Notes	426	202
Amortization of deferred offering costs	4,655	965
Depreciation, depletion, amortization and impairment	644,482	56,489
Deferred tax (benefit) expense	17	(17)
Change in fair value of derivative financial instruments	(7,076)	(7,479)
Loss on contingent consideration	540	190
Stock option expense	2,212	1,607
Gain on debt extinguishment	(14,407)	—
Change in assets and liabilities:
Decrease in accounts receivable—trade	10,145	1,849
(Increase) decrease in other assets	(7,303)	578
Decrease (increase) in accounts payable and accruals	(8,255)	10,570
Decrease in other long term liabilities	(1,772)	(4,914)

Net cash provided by operating activities	3,632	84,005

Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(36,112)	(412,531)
Purchase of property and equipment	(254)	(2,774)

Net cash used in investing activities	(36,366)	(415,305)

Cash flows from financing activities:
Proceeds from Credit Facilities and Senior Notes offering	347,984	389,599
Payments on debt and debentures	(289,860)	(67,623)
Payments on taxes of vested restricted stock and proceeds from the exercise of stock options	(329)	(593)

Net cash provided by financing activities	57,795	321,383

Net increase (decrease) in cash and cash equivalents	25,061	(9,917)
Cash and cash equivalents at beginning of year	1,703	11,620

Cash and cash equivalents at end of year	$26,764	$1,703

Supplemental disclosure of cash flow information
Cash paid for interest (net of capitalized interest of $8,969 and $4,980 in 2015 and 2014)	$21,763	$8,662
Noncash investing and financing activities:
Accrued preferred stock dividend	10	10
Change in accounts payable relating to oil and gas property	(6,173)	7,635
Increase in asset retirement liability	9	2,088
Common Stock issued for Citrus Acquisition	—	41,400
Earn-Out provision for Citrus Acquisition	730	6,340
Farm-Out provision for Citrus Acquisition	(3,410)	3,410
Common Stock issued for Second Lien Credit Facility	2,000	—
Noncash debt restructuring exchanges	40,221	—

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

  Nature of Operations

        Warren Resources, Inc. (the "Company" or "Warren"), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company is incorporated under the laws of the state of Maryland. The Company's properties are located primarily in California, Pennsylvania and Wyoming.

  Going Concern and Managements Plans

        The accompanying consolidated financial statements have been prepared on a going concern basis. As a result of the prolonged decrease in commodity prices resulting in declining revenue and a net loss of $620 million in 2015, the Company may not have sufficient liquidty to pay debts as they come due. In light of prevailing oil prices and the necessity of a debt restructuring, Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its unsecured Senior Notes (the "Senior Notes"). The applicable 30-day grace period for such interest payment has expired and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the Indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right to declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit facility and its second lien credit facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under those credit facilities to be immediately due and payable. However, thus far, no such acceleration of Warren's debt obligations has occurred. Neverthless, these debt instruments are now reclassified from long-term liabilities to current liabilities resulting in a net working capital deficit of $465.1 million at December 31, 2015.

        Although Warren is continuing to seek a workable agreement regarding a consensual, out-of-court restructuring of its indebtedness, a failure to achieve such an agreement will likely necessitate seeking protection from its creditors through a bankruptcy proceeding, in order to preserve and maximize value for its stakeholders. Furthermore, Warren and its lenders are continuing to evaluate whether a consensual restructuring should be effected outside or through a bankruptcy proceeding.

        These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

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

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

        In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the "ceiling limitation"), the excess must be charged to expense. The Company recorded impairment expenses of $562 million in 2015 and $-0- in 2014.

        The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred. For the year ended December 31, 2015, the Company determined that unevaluated oil and gas properties with a book value of $184 million were impaired and transferred to the full cost pool.

  Revenue Recognition

        Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up by, the purchaser. For 2015, the largest purchasers and marketers of our total oil and gas production were Clearwater Enterprises, Phillips 66 and Devlar Energy, which accounted for 41%, 48% and 9%, respectively, of total oil and natural gas sales sold in 2015. For 2014, the largest purchasers and marketers of our total oil and gas production were Clearwater Enterprises, Phillips 66 and Devlar Energy, which accounted for 43%, 29% and 26%, respectively, of total oil and natural gas sales sold in 2014.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2015, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Accounts Receivable

        Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2015 and 2014, the Company has an allowance of $16,000 and $16,000 respectively, for doubtful accounts.

  Investments

        The Company classifies its investment in debt securities as available-for-sale securities. Available-for-sale securities are recorded at fair value, with net unrealized gains and losses excluded from net earnings and reported as other comprehensive income (loss). Available-for-sale securities represent the market value of zero coupon Treasury Bonds collateralizing convertible debentures and are classified as current or non-current based on the classification of the related debentures. Realized gains and losses are determined on the basis of specific identification of the securities.

  Offering Costs

        Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest rate method. The Company has $12.5 million and $13.9 million, net of accumulated amortization of $4.7 million and $1.8 million, included in other assets at December 31, 2015 and 2014, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds.

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

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

  Gas Imbalances

        The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances at December 31, 2015 or December 31, 2014.

  Stock Based Compensation

        The Company uses the Black-Scholes option-pricing formula and the Monte Carlo Simulation method to estimate the fair value of stock based compensation expense at the grant date related to stock options and certain restricted stock grants issued. This expense is then recognized using the straight-line method over the vesting period. For the years ended December 31, 2015 and 2014, the Company recognized approximately $2.2 million and $1.6 million in compensation expense, respectively, related to stock option plans and restricted stock. Both the Black-Scholes and the Monte Carlo Simulation method require numerous assumptions, including volatility, service periods and cancellations in their calculations.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2015 and 2014 : No expected dividends, weighted average volatility of 64% and 53%, risk free interest rates of 1.23% and 1.09% and expected lives of 3.5 years for incentive options issued in 2015 and 2014. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average per share fair values of the options issued in 2015 and 2014 were $0.40 and $2.03.

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

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

  Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	2015	2014
	(in thousands)
Drilling rig	$22,374	$22,159
Equipment	1,503	1,506
Automobiles and trucks	801	801
Furniture and fixtures	522	373
Land and buildings	242	943
Office equipment	2,124	1,779

	27,566	27,561
Less accumulated depreciation and amortization	26,018	7,939

	$1,548	$19,622

        During the year ended December 31, 2015, the Company recognized an impairment expense on their drilling rig of $16.7 million.

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

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

preferred stock are converted using the if-converted method. Conversion or exercise is not assumed if the results are antidilutive.

	Year ended December 31,
	2015	2014
Weighted average shares outstanding—basic	82,128,892	76,541,400
Incremental shares issuable from dilutive stock options	—	144,111

Weighted average shares outstanding—diluted	82,128,892	76,685,511

        Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are anti-dilutive are as follows:

	Year ended December 31,
	2015	2014
Employee stock options	3,593,589	1,245,336
Convertible debentures	32,720	32,720
Preferred stock	5,352	5,352
Restricted stock	1,277,468	689,370

        Preferred stock is convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5 (Note D).

        At December 31, 2015, the Convertible Debentures may be converted until maturity at 100% of principal amount into common stock of the Company at a price of $50.00. At December 31, 2014, the Convertible Debentures may have been converted until maturity at 100% of principal amount into common stock of the Company at prices ranging from $35.00 to $50.00 (Note C).

  Asset Retirement Obligations

        The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, net of current portion, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $2.9 million that is legally restricted for potential plugging and abandonment liability in the Wilmington field which is recorded in other assets

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

in the Consolidated Balance Sheets. A reconciliation of the Company's asset retirement obligations is as follows:

	December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$29,771	$26,785
Liabilities incurred in current year	9	1,768
Obligations on properties acquired	—	320
Liabilities settled in current year	(1,232)	(1,623)
Accretion expense	2,857	2,521

Carrying amount	$31,405	$29,771

  Capitalized Interest

        The Company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company's interest rate on specific borrowing costs, adjusted to include amortization of bond discount and issuance costs, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. Interest of $9.0 million and $5.0 million was capitalized for the years ended December 31, 2015 and 2014, respectively.

  Recent Accounting Pronouncements

        In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB recently approved a delay which will make the updated guidance effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES (Continued)

        In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.

        In November 2015, the FASB issued authoritative guidance aimed at simplifying the accounting for deferred taxes. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction—that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods thereafter. We do not expect this guidance to have a significant impact on our consolidated financial statements, other than balance sheet reclassifications.

        In January 2016, the FASB issued authoritative guidance that amends existing requirements on the classification and measurement of financial instruments. The standard principally affects accounting for equity investments and financial liabilities where the fair value option has been elected. The guidance is effective for fiscal periods after December 15, 2017, and interim periods thereafter. Early adoption of certain provisions is permitted. We are currently evaluating the effect the new guidance will have on our financial statements and results of operations.

        In February 2016, the FASB issued authoritative guidance that supersedes previous lease accounting requirements and requires that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect the new guidance will have on our consolidated financial statements and results of operations.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE B—INVESTMENTS

        The amortized cost, unrealized gains and estimated fair values of the Company's available-for-sale securities held are summarized as follows:

	December 31,
	2015	2014
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.6 million and $1.6 million, respectively:
Amortized cost	$1,138	$1,069
Gross unrealized gains	310	353

Estimated fair value	$1,448	$1,422

        The unrealized gains for each year results from the disposition of such securities due to the release of the Company's obligation related to securing its commitment under debentures. The basis of the securities sold is determined using the specific identification method.

        The amortized cost and estimated fair values of available-for-sale securities, by contractual maturity at December 31, 2015, are shown below.

	Amortized cost	Estimated fair value
	(in thousands)
Due within one year	$114	$145
Due after one year through five years	546	685
Due after five years through ten years	478	618

Total	$1,138	$1,448

NOTE C—DEBT

        Warren elected to not make the approximately $7.5 million interest payment due February 1, 2016 on its Senior Notes. The applicable 30-day grace period for such interest payment has expired, and consequently an event of default under the indenture governing such notes has occurred and is continuing. This status gives the Indenture trustee and the holders of not less than 25% in aggregate principal amount of the Senior Notes the right to declare the entire principal amount of the Senior Notes plus accrued and unpaid interest due and payable. In addition, this status has resulted in events of default under Warren's first lien credit facility and its second lien credit facility, entitling the administrative agents and lead lenders thereunder to declare all obligations under those credit facilities to be immediately due and payable. Consequently, the following long-term liabilities are due and payable on demand and are considered to be current. However, thus far, no such acceleration of Warren's debt obligations has occurred. Nevertheless, these debt instruments are now reclassified from long-term liabilities to current liabilities.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE C—DEBT (Continued)

        Current maturing long-term debt consisted of the following for the balance sheets dated:

	December 31, 2015	December 31, 2014
	(in thousands)
Line of Credit	$—	$134,749
First Lien Credit Facility	234,665	—
Second Lien Credit Facility	74,912	—
Convertible Debentures	1,636	1,636
Senior Notes	167,265	300,000
Discount on Senior Notes	(1,898)	(3,947)

	476,580	432,438
Less current portion	(476,580)	(382)

Long-term portion	$—	$432,056

First Lien Credit Facility and Senior Notes Exchange

        On May 22, 2015, Warren Resources entered into a first lien credit agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time party thereto, that provides for a five-year, $250 million term loan facility (the "First Lien Credit Facility") which matures on May 22, 2020. At the closing of the First Lien Credit Facility, certain of the first lien lenders extended credit in the form of new term loans in the amount of $172.5 million and in the form of commitments for delayed draw term loans for up to an additional $30 million, subject to certain incurrence tests. Approximately $47 million in additional term loans were issued under the First Lien Credit Facility at closing in exchange for $69.59 million in face value of the 9.000% Senior Notes due 2022, as described further under "9.000% Senior Notes due 2022 "below.

        The conditions applicable to further draw downs under the First Lien Credit Facility were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015. The First Lien Credit Facility is guaranteed by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC, which are three of the Company's wholly-owned subsidiaries and is collateralized by substantially all of Warren's assets, including the equity interests of the guarantors. Warren used the proceeds drawn at closing of the First Lien Credit Facility to repay the balance on its former credit facility, and has been released from all legal obligations on such former facility. The Company accounted for this Exchange transaction in accordance with ASC 470 and ASC 405 and as a result recognized a gain on the retirement of debt in the amount of $14.4 million during 2015.

        The First Lien Credit Facility is subject to prepayment in respect of asset sales, subject to limited reinvestment rights and certain excluded asset sales. The First Lien Credit Facility also includes certain covenants, including a maintance covenant requiring the Company to maintain a minimum consolidated first lien leverage ratio. The terms of the maintenance covenant were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015.

        The First Lien Credit Facility is subject to other usual and customary conditions, representations, and warranties, including restrictions on certain additional indebtedness, dividends to shareholders,

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE C—DEBT (Continued)

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

        The annual interest rate on borrowings under the First Lien Credit Facility is 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and is payable quarterly in arrears on the next to last business day of each March, June, September and December. At December 31, 2015 the interest rate is 9.5%.

        As of November 9, 2015, $15 million of additional borrowings have been drawn depleting the total available under the facility, resulting in a balance of $234.7 million outstanding at December 31, 2015.

Second Lien Credit Facility and Senior Note Exchange

        On October 22, 2015, the Company entered into a second lien credit facility (the "Second Lien Credit Facility") by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to to time party thereto. The Second Lien Credit Facility provides for a five-year, approximately $51.0 million term loan facility that matures on November 1, 2020. At closing, certain of the lenders exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility, and (ii) four million (4,000,000) shares of Company Common Stock and, in addition, extended credit in the form of new second lien term loans in the amount of approximately $11.0 million. The annual interest rate on borrowings under the Second Lien Facility is 12%, with interest payable semi-annually in arrears on each April 20 and October 20. On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company may elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding. For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company may elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding. The amount of accrued unpaid potential "PIK" interest outstanding on the Second Lien Credit facility at December 31, 2015 is $1.2 million.

        The transaction was accounted for as a troubled debt restructuring in accordance with ASC 470, whereby no gain on the retirement of debt was recognized and a premium on the issuance equal to the amount of debt retired will be amortized over the life of the instrument. The value of the Second Lien Credit Facility premium at December 31, 2015 was $22.7 million. The total outstanding balance at December 31, 2015 amounts to $74.9 million.

9.000% Senior Notes due 2022

        To finance the Marcellus Asset Acquisition on August 11, 2014, the Company issued 9.000% senior notes in a private offering at a price equal to 98.617% for a total of $300 million due to mature on August 1, 2022 (the "Unregistered Senior Notes"). Interest is payable on the Unregistered Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE C—DEBT (Continued)

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

        On July 27, 2015, substantially all of the outstanding Unregistered Senior Notes were exchanged for an equal principal amount of registered 9.000% Senior Notes due 2022 pursuant to a registration statement on Form S-4 that was declared effective by the Securities and Exchange Commission on June 19, 2015 under the Securities Act (the "Registered Senior Notes" and, together with the Unregistered Senior Notes, the "Senior Notes"). The Registered Senior Notes are identical to the Unregistered Senior Notes except that the Registered Senior Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

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

        In connection with the Second Lien Credit Facility entered into on October 22, 2015, the Company exchanged $63.1 million in face value of Registered Senior Notes previously held by the lenders the Second Lien Credit Facility for approximately $40.1 million of Second Lien Term Loans.

        We may redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017. We may also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017. If we sell certain of our assets or experience certain kinds of changes in control, we may be required to offer to purchase the Senior Notes from the holders. The Senior Notes are fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and will be fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions. Warren Resources, Inc. is a holding company with no independent assets or operations. Any subsidiaries of the Company other than the subsidiary guarantors are minor. There are no significant restrictions on the Company's ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise. The total outstanding balance at December 31, 2015 amounted to $167.3 million.

        The Company elected not to pay the semi-annual interest payment of $7.5 million due on February 1, 2016, although it had sufficient liquidity to make the interest payment in full. According to the agreement this failure to pay was not an immediate event of default, however, the 30-day grace period elapsed on March 2, 2016, creating an event of default. Under the indenture governing the Senior Notes, the trustee or holders of not less than 25% in aggregate principal amount of the Senior Notes outstanding may declare the principal amount of the Senior Notes plus accrued and unpaid interest to be due and payable. The failure to pay interest on the Senior Notes within the 30-day grace

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE C—DEBT (Continued)

period has also resulted in events of default under Warren's first lien credit facility and second lien credit facility, which entitle the administrative agents and lead lenders thereunder to declare all obligations thereunder to be immediately due and payable. No such right has been exercised as of the filing of these financials.

Convertible Debentures

        The Convertible Debentures may be converted from the date of issuance until maturity at 100% of principal amount into common stock of the Company at a price of $50.00 each. Conversion of the Debentures would increase the number of shares outstanding at December 31 as follows:

2015	Maturity date	Outstanding principal amount	Per share conversion price	Common shares if converted
	(in thousands, except share and per share amounts)
Secured Convertible 12% Debentures	December 31, 2020	$835	$50.00	16,700
Secured Convertible 12% Debentures	December 31, 2022	801	50.00	16,020

		$1,636		32,720

        Each year, holders of the Secured Convertible Debentures may tender to the Company up to 10% of the aggregate amount outstanding. As of December 31, 2015, the entire principal was reclassified as current and can be tendered by the secured holders due to the event of default that occurred as described above.

NOTE D—STOCKHOLDERS' EQUITY

        During 2014, as part of the acquisition of our Marcellus Assets, the Company issued approximately 6.7 million shares of our common stock valued at $41.4 million.

        During 2014, the Company issued 649,002 shares of common stock to individuals who exercised options at exercise prices ranging from $0.51 to $3.09 per share.

        During 2015, the Company issued 4 million shares of common stock valued at $2.0 million as a deal fee in conjunction with the Second Lien Credit Facility.

        The preferred stock has an 8% cumulative dividend, payable quarterly. Preferred dividends of approximately $113 thousand ($10.56 per share) and $103 thousand ($9.60 per share) were accrued at December 31, 2015 and 2014, respectively. The holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE D—STOCKHOLDERS' EQUITY (Continued)

voluntarily converted into common stock at the election of the holder based on the table below. The conversion rate is subject to adjustment as defined by the agreement.

Preferred to common
Period
Prior to June 30, 2005	1 to 1
July 1, 2005 through June 30, 2006	1 to .75
July 1, 2006 through redemption	1 to .50

        Additionally, commencing December 31, 2012, holders of the preferred stock may elect to require the Company to redeem their preferred stock at a redemption price equal to the liquidation value of $12 per share, plus accrued but unpaid dividends, if any ("Redemption Price"). Upon the receipt of a redemption election, the Company, at its option, shall either: (1) pay the holder cash in the amount equal to the Redemption Price or (2) issue to holder shares of common stock as defined by the agreement. The Company is accreting the carrying value of its preferred stock to its redemption price using the effective interest method with accretion recorded to additional paid in capital. The accretion of preferred stock results in a reduction of earnings per share applicable to common stockholders. There are 10,703 preferred shares outstanding that the Company may be required to redeem at the aggregate Redemption Price of $0.1 million after December 31, 2015. As noted above, the Company could, at its option, settle the redemption requests in shares of common stock.

Securities Authorized for Issuance Under Compensation Plans

        The table below includes information about our equity compensation plans as of December 31, 2015:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2010 Stock Incentive Plan	9,950,000	4,871,057	$1.85	2,828,050

        During 2015, the Board of Directors approved and the Company issued 2,730,400 stock options to officers and employees of the Company exercisable at prices ranging from $0.36 to $1.23 per share and 1,669,655 shares of restricted stock. During 2014, the Board of Directors approved and the Company issued 1,372,920 stock options to officers and employees of the Company exercisable at prices ranging from $3.01 to $6.66 per share and 525,296 shares of restricted stock. The options are exercisable at a price not less than the fair market value of the stock at the date of grant, have an exercisable period of five years and generally vest over three years.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's options issued to employees as of December 31, 2015 and 2014 and changes during the years ended on those dates is presented below:

	Incentive options	Weighted Average Exercise Price
Options outstanding—December 31, 2013	1,490,574	$2.65
Issued	1,372,920	$5.18
Exercised	(649,002)	$2.27
Expired	—	—
Forfeited	(227,333)	$3.98

Options outstanding—December 31, 2014	1,987,159	$4.37
Issued	2,730,400	$0.88
Exercised	—	—
Expired	(89,100)	$2.61
Forfeited	(1,034,870)	$2.64

Options outstanding—December 31, 2015	3,593,589	$2.26

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
Outstanding at December 31, 2015	3,593,589	$2.26	3.83

Exercisable at December 31, 2015	738,765	$4.10	2.62

        The total intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was $-0- and $1.8 million.

        The total intrinsic value of options outstanding at December 31, 2015 was $-0-.

        As of December 31, 2015, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. This cost is expected to be recognized over a weighted average period of 1.7 years.

        Cash received from option exercises under all stock-based payment arrangements for the years ended December 31, 2015 and 2014 was $-0- and $1.5 million. We issue new shares of common stock to settle option exercises.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE D—STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's restricted stock issued to employees as of December 31, 2015 and 2014 and changes during the years ended on those dates is presented below:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2013	1,898,133	$1.97
Granted	525,296	3.00
Vested	(908,750)	2.39
Forfeited	(825,309)	1.41

Outstanding at December 31, 2014	689,370	$2.87
Granted	1,669,655	0.56
Vested	(697,630)	1.79
Forfeited	(383,927)	2.06

Outstanding at December 31, 2015	1,277,468	$0.69

        Restricted stock awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.6 million which is expected to be recognized over a weighted average period of approximately 1.4 years.

NOTE E—INCOME TAXES

        The Company and its subsidiaries file a consolidated federal income tax return.

        The Company's effective income tax rate differed from the federal statutory rate as follows:

	2015	2014
	(in thousands)
Income Taxes at Federal Statutory Rate	$(210,781)	$8,167
Change in Valuation Allowance	251,045	(10,647)
Nondeductible Expenses	3,240	869
State Income Taxes Net of Federal Benefit	(37,197)	1,441
Other	(6,290)	153

	17	(17)

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE E—INCOME TAXES (Continued)

	2015	2014
	(in thousands)
Deferred Tax Assets Relating To:
Net Operating Loss Carryforward	130,816	94,321
Oil and Gas Properties and Tangible Equipment	228,324	6,256
Stock Option Expense	4,207	3,322
Unrealized Loss on Derivatives	—	4,381
Other	719	327

	364,066	108,607
Less Valuation Allowance	359,510	108,466

Total Deferred Tax Asset	4,556	141

Deferred Tax Liabilities Relating To:
Unrealized Loss on Derivatives	(4,432)	—
Net Unrealized Gain on Investments	(124)	(141)

Total Deferred Tax Liability	(4,556)	(141)

Net Deferred Tax Asset (Liability)	—	—

        A valuation allowance for deferred tax assets is required when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more-likely-than-not that the net deferred tax asset will not be realized by future operating results. The valuation allowance increased (decreased) by approximately $251 million and ($11 million) for the years ended December 31, 2015 and 2014, respectively.

        At December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $327 million, which will expire in years 2019 through 2035.

        Tax years beginning in 2012 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

  Leases

        The Company leases corporate office space in Denver, Colorado, which expires in August 2021. The Company leases oil and gas administrative offices located in New York City, New York, Houston, Texas and Plano, Texas which expire in March 2016, August 2016 and January 2017, respectively. The Company leases field office space in Rawlins, Wyoming, which expired in March 2015 and is currently in month to month status. The Company leases office space in Long Beach, California which expires in September 2020. The Company leases office space in Tunkhannock, Pennsylvania which expires in August 2019. The Company also leases office space in Casper, Wyoming on a month to month basis.

        Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2015, are as follows:

(in thousands)
Year ending December 31:
2016	$901
2017	648
2018	623
2019	635
2020	531
Thereafter	141

$3,479

        Rent expense under these leases was approximately $1.08 million and $960 thousand for the years ended December 31, 2015 and 2014, respectively.

  Lateral Demand and Commodity Fees

        Contract stipulated $92,000 per month for a period of 35 months (11 months remain on the contract), for gathering services provided in the Marcellus. The contract also call for several additional fees, not included in the calculation of commitment fees. The additional fees include a Lateral Commodity Fee of $0.055 per Mcf up to 150 Bcf of gas gathered, Gathering Commodity Rate of $0.04 per Mcf up to 15,000 Mcf per day per month for certain receipt points, a Gathering Demand Rate of $0.10 per Mcf up to 15,000 Mcf per day per month for certain receipt points, and a Compression Fee of $0.205 per Mcf of gas delivered to certain receipt points. For any amount in excess of the 15,000 Mcf delivered to certain receipt points for the Gathering Demand and Commodity Rates the Company is obligated to pay 50% of the fees which are adjusted for inflation annually by the CPI index.

  Transportation Fee

        Contract stipulated fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in December 2021 (72 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE F—COMMITMENTS AND CONTINGENCIES (Continued)

Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred. No overage fees have been included in the calculation of transportation fees.

  Legal Proceedings

        On November 3, 2014, Warren E&P was named as a defendant in a lawsuit in the Los Angeles County Superior Court, captioned Brandt Haas v. Warren E&P,  Inc., Case No. BC562435, involving a claim disputing royalty payments made from the Company's operation at the Wilmington Townlot Unit. The plaintiff seeks to certify a class of all Wilmington Townlot Unit royalty owners who have received royalty payments since November 2010. The Company filed a Demurrer to plaintiff's complaint in June 2015, principally on the grounds that the complaint failed to identify the contract or contracts giving rise to the plaintiff's claims. The court granted the Company's Demurrer on December 1, 2015. The plaintiff filed an amended complaint on December 21, 2015, alleging that he and each of the putative class members have one or more contracts with the defendant for the payment of royalties. Plaintiff alleges that the Company breached those contracts by excessively deducting from royalty payments improper fees, costs or expenses. The plaintiff also alleges causes of action for unjust enrichment and a violation of the California Unfair Competition Act, both based solely upon the Company's alleged breach of contract. On January 29, 2016, Warren filed an answer, along with a counterclaim seeking to recover from plaintiff any expenses incurred that properly should have been charged against royalty payments but were not charged. Warren is preparing and expects to file in mid-April 2016 a motion for summary adjudication, seeking a ruling that it was appropriate for defendant to recoup from royalty payments amounts owed by royalty owners. Discovery has been stayed pending this filing, and the Company is unable to estimate a possible loss, or range of possible loss, if any, in this case.

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

NOTE G—EMPLOYEE BENEFIT PLANS

        The Company has a retirement plan covering substantially all qualified employees under section 401(k) of the Internal Revenue Code. The Company's 401(k) was a safe harbor matching plan where the Company contributed up to 100% of the participants' 401(k) contributions, up to a maximum of 3% of the participants' compensation plus 50% of the next 2% of the active participants' compensation. The Company's safe harbor match vested immediately. The Company may also make discretionary contributions. The Company discontinued any matching policy on May 15, 2015. The Company's expenses under the plan were approximately $144 thousand and $314 thousand for the years ended December 31, 2015, and 2014, respectively.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

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

        Second Lien Credit Facility.    The carrying amount approximates fair value due to the current rate stipulated in the second lien credit facility agreement inclusive of capitalized interest paid in kind.

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Contingent Earn-Out.    The fair value is based on the present value of the amount discounted at the cost of capital.

	2015		2014
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets:
Collateral Security account	$2,812	$2,812	$3,165	$3,165
US Treasury Bonds	1,448	1,636	1,422	1,636
Derivatives	11,081	11,081	4,005	4,005
Financial liabilities:
Fixed rate debentures	3,057	1,636	3,035	1,636
Line of credit	—	—	134,749	134,749
First Lien Credit Facility	234,665	234,665	—	—
Second Lien Credit Facility	74,912	74,912	—	—
Senior Notes	25,090	165,368	195,000	296,053
Contingent Earn-Out	7,070	7,070	6,530	6,530

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

December 31, 2015 and 2014

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,448	$—	$—	$1,448
Commodity derivatives	$—	$11,081	$—	$11,081

December 31, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Restricted investments in US Treasury Bonds—available for sale, at fair value	$1,422	$—	$—	$1,422
Commodity derivatives	$—	$4,005	$—	$4,005

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

        The following table summarizes the open financial derivative positions as of December 31, 2015 related to oil and gas production. The Company will receive prices as noted in the table below and will

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Swap	01/01/16 - 03/31/16	250 Bbl/d	$62.92
NYMEX Oil	Collar	01/01/16 - 03/31/16	500 Bbl/d	$50.00 - 64.00
NYMEX Oil	Collar	04/01/16 - 06/30/16	250 Bbl/d	$55.00 - 69.97
NYMEX Oil	Collar	01/01/16 - 12/31/16	500 Bbl/d	$50.00 - 71.50
NYMEX Gas	Swap	01/01/16 - 03/31/16	5,000 MMBtu/d	$3.02
NYMEX Gas	Swap	01/01/16 - 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16 - 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	01/01/16 - 03/31/16	15,000 MMBtu/d	$3.18
NYMEX Gas	Swap	03/01/16 - 10/31/16	10,000 MMBtu/d	$2.72

        The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Years Ended December 31,
Derivatives not designated as Hedging Instrument under authoritative guidance	2015	2014
	(in thousands)
Realized cash settlements on hedges	$13,007	$(34)
Unrealized gain on hedges	7,076	7,479

Total	$20,083	$7,445

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE I—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	Derivative Assets
December 31, 2015	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$7,816
Commodity—Oil	current	3,265

Total derivatives not designated as hedging instruments		$11,081

	Derivative Assets
December 31, 2014	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	current	$3,611
Commodity—Oil	current	394

Total derivatives not designated as hedging instruments		$4,005

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

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE J—OIL AND GAS INFORMATION

        Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	2015	2014
	(in thousands)
Property acquisition—unproved	$—	$184,410
Property acquisition—proved	18,626	172,264
Exploration costs	3	32
Development costs	17,359	108,676

	$35,988	$465,382

        Asset retirement cost included in oil and gas property costs increased by approximately $8,700 in 2015 and $2.1 million in 2014.

        The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at December 31:

	2015	2014
	(in thousands)
Unproved oil and gas properties	$14,658	$204,627
Proved oil and gas properties	1,125,297	1,091,063

	1,139,955	1,295,690
Less accumulated depreciation, depletion, amortization and impairment expense	977,270	542,194

	$162,685	$753,496

        The following table sets forth the Company's results of operations from oil and natural gas producing activities for the years ended December 31:

	2015	2014
	(in thousands)
Revenues	$83,734	$145,385
Production costs	(49,557)	(48,357)
Accretion of asset retirement obligation	(2,857)	(2,521)
Impairment	(562,151)	—
Depreciation, depletion, amortization	(59,729)	(50,686)

Income (loss) from oil and gas producing activities	$(590,560)	$43,821

        In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company's tax loss carryforwards.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE J—OIL AND GAS INFORMATION (Continued)

        The following is a summary of Warren's oil and gas properties not subject to amortization as of December 31, 2015:

	Costs incurred in
	Fiscal year 2015	Fiscal year 2014	Fiscal year 2013	Prior to 2013	Total
	(in thousands)
Acquisition costs	$—	$—	$—	$—	$—
Exploration costs	—	—	—	—	—
Development costs(1)	365	1,127	126	13,040	14,658

Total oil and gas properties not subject to amortization	$365	$1,127	$126	$13,040	$14,658

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

        The standardized measure of discounted future net cash flows were computed by applying 12-month average prices for oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10%.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

        The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2015 and 2014:

	Oil (MBbls)	Gas (MMcf)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2013	16,074	106,028	33,745
Purchases of oil and gas reserves in place	—	204,839	34,140
Discoveries and extensions	481	23,533	4,403
Revisions of previous estimates	1,357	9,013	2,859
Production	(1,118)	(16,085)	(3,799)

Balance at December 31, 2014	16,794	327,328	71,348

Purchases of oil and gas reserves in place	—	—	—
Discoveries and extensions	69	4,654	845
Revisions of previous estimates	(2,944)	(140,218)	(26,314)
Production	(980)	(28,033)	(5,652)

Balance at December 31, 2015	12,939	163,731	40,227

Proved reserves at December 31, 2014:
Proved developed reserves	8,561	203,272	42,439
Proved undeveloped reserves	8,233	124,056	28,909

	16,794	327,328	71,348

Proved reserves at December 31, 2015:
Proved developed reserves	6,824	153,093	32,339
Proved undeveloped reserves	6,115	10,638	7,888

	12,939	163,731	40,227

        At December 31, 2015, our proved reserves were 40.2 MMBoe, all of which are scheduled to be drilled within five years of initial disclosure. Undeveloped reserves transferred to developed reserves were 0.8 MMBoe for the year ended December 31, 2015 and capital costs incurred to convert these proved undeveloped reserves were $12.9 million. Revisions decreased 2015 proved natural gas reserves and oil reserves by a net amount of 140 Bcf and 2.9 MMbbls, of which for natural gas 124 Bcf was due to pricing, 16 Bcf due to performance, and for oil 2.2 MMBbl was due to pricing and 0.7 MMBbl was due to performance. In 2015, total oil extensions and discoveries of 0.07 MMbbls resulted from the Company's drilling and completion activities in the Wilmington Townlot and North Wilmington Units in California. In 2015, total gas extensions and discoveries of 4.7 Bcf were from drilling activities in the Marcellus.

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

December 31, 2015 and 2014

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

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

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

	2015	2014
Future cash inflows	$862,751	$2,510,062
Future production costs and taxes	(503,702)	(967,776)
Future development costs(1)	(180,790)	(390,057)
Future income tax expenses	—	(140,458)

Net future cash flows	178,259	1,011,771
Discounted at 10% for estimated timing of cash flows	(82,236)	(456,704)

Standardized measure of discounted future net cash flows	$96,023	$555,067

(1)
Includes future estimated asset retirement obligations of $55.8 million in 2015 and $69.7 million in 2014.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE K—OIL AND GAS RESERVE DATA (UNAUDITED) (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Related to Proved Oil and Gas Reserves

	2015	2014
Sales, net of production costs and taxes	$(34,176)	$(97,028)
Discoveries and extensions	2,540	40,720
Purchases of reserves in place	—	206,334
Changes in prices and production costs	(342,650)	(84,548)
Revisions of quantity estimates	(202,716)	47,425
Development costs incurred	12,869	92,983
Net changes in development costs	131,919	(134,255)
Interest factor—accretion of discount	55,506	50,371
Net change in income taxes	(54,059)	(25,354)
Changes in production rates (timing) and other	(28,277)	(16,582)

Net (decrease) increase	(459,044)	80,066
Balance at beginning of year	555,067	475,001

Balance at end of year	$96,023	$555,067

        Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2015 and 2014 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2015 and were $42.81 and $86.71 per Bbl and $1.74, $3.22 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

        Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company's portion of proved undeveloped and proved developed non-producing properties through December 31, 2020 is $124.9 million.

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

December 31, 2015 and 2014

NOTE L—QUARTERLY INFORMATION (UNAUDITED)

        Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are as follows:

	2015
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$25,777	$26,217	$20,805	$15,574	$88,373
Gross profit	12,692	12,938	8,514	2,966	37,110
Net income	(102,272)	(85,276)	(186,061)	(246,354)	(619,963)
Net income applicable to common stockholders	(102,274)	(85,279)	(186,063)	(246,357)	(619,973)
Earnings per share
Basic	$(1.26)	$(1.05)	$(2.29)	$(2.89)	$(7.55)
Diluted	$(1.26)	$(1.05)	$(2.29)	$(2.89)	$(7.55)

	2014
	Quarter
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Revenues	$34,202	$34,994	$40,513	$41,014	$150,723
Gross profit	24,136	25,235	26,618	23,974	99,963
Net income	8,210	10,754	3,726	1,340	24,030
Net income applicable to common stockholders	8,207	10,752	3,723	1,338	24,020
Earnings per share
Basic	$0.11	$0.15	$0.05	$0.02	$0.31
Diluted	$0.11	$0.15	$0.05	$0.02	$0.31

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year. Gross profit represents total revenues less applicable direct operating expenses.

NOTE M—INTEREST AND OTHER INCOME

        During 2015, the Company sold various surface lots and other assets located in California which did not contain oil or natural gas deposits. Any gains or losses on sales have been netted against each other and accounted for within the Interest and Other Income line item on the Consolidated Statements of Operations. At December 31, 2015 the total amount of these sales amounted to approximately $5.6 million.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE N—ACQUISITIONS

Marcellus Assets

        On August 11, 2014, we acquired essentially all of the Marcellus Assets (the "Marcellus Assets") of Citrus Energy Corporation ("Citrus") and two other working interest owners in exchange for approximately 6.7 million shares of our common stock valued at $41.4 million and cash consideration of $312.5 million, subject to certain post-closing adjustments and certain closing conditions (the "Citrus Acquisition"). The Citrus Acquisition provides us a new area of operations in the Marcellus Shale in Pennsylvania. The Citrus Acquisition was accounted for as a business combination in accordance with Accountant Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price of the Marcellus Assets was as follows (in thousands):

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

Pro Forma Impact of Acquisition (Unaudited)

        The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2014 as though the Citrus Acquisition of the Marcellus Assets had occurred on January 1, 2014. The pro forma combined results of operations for the year ended December 31, 2014 have been prepared by adjusting the historical results of the Company to include the historical results of the Marcellus Assets to give effect to the pro forma events that were directly attributable to the Citrus Acquisition that were factually supportable. These supplemental pro forma results of operations

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE N—ACQUISITIONS (Continued)

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

For the Year Ended December 31, 2014
(in thousands)
Revenues	$212,518
Income (loss) from Operations	$57,800
Net income	$52,395
Diluted net income per share	$0.65

NOTE O—SUBSEQUENT EVENTS

Management

        On January 1, 2016 and January 5, 2016, respectively, the Company entered into Consulting Services Agreements (the "Consulting Agreements") with each of Jeffrey Keeler, former Vice President of Corporate Development, and Somalya Law PLLC, of which the Company's former Senior Vice President, General Counsel and Corporate Secretary, Saema Somalya, is the sole proprietor (the "Consultants"), for a transitional period following their respective departures. Under the terms of the Consulting Agreements, Mr. Keeler will be engaged as a consultant in order to effect an orderly transition of corporate development and human resources matters, and Somalya Law PLLC will be engaged as a consultant in order to effect an orderly transition of legal matters. The Consulting Agreements for Mr. Keeler and Somalya Law PLLC will commence on January 1, 2016 and January 5, 2016, respectively, and will remain in effect for an initial term through March 31, 2016, unless earlier terminated by the Consultant upon 2 weeks written notice. After completion of the initial term, each of the Consulting Agreements will continue on a month to month basis under the same terms unless earlier terminated by the Company or the Consultant.

        Prior to entering into the Consulting Agreements, as previously disclosed, each of Mr. Keeler and Ms. Somalya was separated from employment with the Company effective December 31, 2015 and Stewart Skelly, the former Vice President and Chief Financial Officer was separated effective November 6, 2015. Each of these former officers was required under the terms of his or her respective Retention Agreement dated October 15, 2015 (each, a "Retention Agreement") to deliver an irrevocable release in order to receive certain payments and benefits thereunder upon their departure from the Company. In connection with this requirement, each of Mr. Keeler, Ms. Somalya and Mr. Skelly has entered into a Separation Agreement with the Company (each a "Separation Agreement"), pursuant to which each of these former officers provides a release of claims and also a commitment to customary continuing obligations, including without limitation, covenants regarding non-competition, non-solicitation, and non-disclosure. Accordingly, provided that the relevant former

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE O—SUBSEQUENT EVENTS (Continued)

officer does not revoke his release prior to January 5, 2016 in the case of Mr. Keeler or January 6, 2016 in the case of Mr. Skelly, as previously disclosed, Mr. Keeler will receive a lump sum cash payment of $306,250 and Mr. Skelly will receive a lump sum cash payment of $275,000. In addition, each of Mr. Keeler and Mr. Skelly will receive reimbursement for a certain period of medical care coverage pursuant to COBRA, which, if elected, will expire on the earlier of the date that the former officer obtains coverage from a subsequent employer, the date that he is otherwise ineligible for continued medical coverage under COBRA and September 1, 2016 for Mr. Keeler and August 6, 2016 for Mr. Skelly. Ms. Somalya's release was irrevocable upon delivery on December 31, 2015, and accordingly, she will receive a lump sum cash payment of $250,000 and reimbursement for a certain period of medical care coverage pursuant to COBRA, which, if elected, will expire on the earlier of the date that Ms. Somalya obtains coverage from a subsequent employer, the date that she is otherwise ineligible for continued medical coverage under COBRA and September 1, 2016.

        On February 8, 2016, the Company entered into the First Amendment (the "First Amendment") to the Separation Agreement and General Release dated December 28, 2015 (the "Separation Agreement") with Mr. Stewart Skelly, the Company's former Vice President and Chief Financial Officer. Under the terms of the First Amendment, Mr. Skelly has agreed to waive reimbursement of all further COBRA premiums to which he is entitled under the Separation Agreement in consideration for a lump sum payment of $5,000 from the Company. All other provisions of the Separation Agreement remain in full force and effect.

        On February 15, 2016, Chief Accounting Officer Brian Gelman notified the Company of his decision to resign from all positions with the Company effective immediately. He will be pursuing other opportunities in connection with the closure of the New York City offices in which he is located.

        On February 16, 2016, Mr. Gelman entered into a Separation and Release Agreement with the Company (the "Separation Agreement") in connection with his departure from the Company. Pursuant to the Separation Agreement, Mr. Gelman provides a release of claims and also a commitment to customary continuing obligations, including without limitation, covenants regarding non-competition, non-solicitation, and non-disclosure. Accordingly, provided that Mr. Gelman does not revoke his release prior to February 23, 2016, he will be entitled to receive the severance benefits provided to him under the terms of the Retention Agreement that he signed with the Company on November 3, 2016 (the "Retention Agreement"), which shall include a lump sum cash payment of $121,000, plus reimbursement for a certain period of medical care coverage pursuant to COBRA, which, if elected, will expire on the earlier of the date that Mr. Gelman obtains coverage from a subsequent employer, the date that he is otherwise ineligible for continued medical coverage under COBRA and August 31, 2016. In addition, also on February 16, 2016, Mr. Gelman and the Company entered into a Consulting Services Agreement for a transitional period from February 16, 2016 through March 31, 2016, unless earlier terminated by Mr. Gelman upon 2 weeks written notice.

        On February 15, 2016, the Board of Directors of the Company appointed John R. Powers, age 62, to serve as Vice President, Chief Accounting Officer and Controller. Mr. Powers has served as the Company's VP—Accounting since December 2015.

Warren Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014

NOTE O—SUBSEQUENT EVENTS (Continued)

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

        On June 24, 2015, Warren Resources, Inc. (the "Company") received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the "Staff") notifying the Company that, for the 30 consecutive business days preceding June 24, 2015, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market ("NASDAQ") pursuant to NASDAQ Listing Rule 5450(a)(1) (the "Rule"). In accordance with the Nasdaq Listing Rules, the Company was provided 180 calendar days, or until December 21, 2015, to regain compliance with the Rule, during which time it would be required to maintain a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

        The Company was unable to regain compliance with the Rule by December 21, 2015. Accordingly, on December 22, 2015, the Company received a letter from the Staff notifying it that the Company's common stock would be subject to delisting from The NASDAQ Global Market unless the Company timely requested a hearing before a NASDAQ Listing Qualifications Panel (the "Panel").

        On February 18, 2016, the Company received a deficiency letter from the Staff notifying the Company that for the last 30 consecutive business days the market value of the Company's publicly held shares has been below the minimum $15 million market value of publicly held shares requirement for continued listing on NASDAQ as set forth in NASDAQ Listing Rule 5450(b)(3)(C) ("Rule 2"). In accordance with the NASDAQ Listing Rules, the Company has been provided a grace period of 180 calendar days, through August 16, 2016, to evidence compliance with Rule 2. In order to satisfy Rule 2, the Company must evidence a market value of publicly held shares of at least $15 million for a minimum of 10 consecutive business days. The notice has no effect on the listing or trading of the Company's common stock on NASDAQ during the 180 day grace period.

        On March 7, 2016, the Company received a decision letter from the the Panel indicating that Warren's common stock is permitted to continue to trade on the Nasdaq Global Market through June 20, 2016. The continued listing of the Company's common stock is contingent on the Company (i) providing the Panel with an update regarding its restructuring efforts on or before April 20, 2016 and (ii) completing a reverse stock split that results in a minimum closing bid price of $1.00 for a minimum of ten consecutive trading days prior to June 20, 2016. The Panel noted that it may, at its discretion, require that the minimum closing bid price of $1.00 be met for greater than ten trading days. The Panel's decision is subject to review of the Nasdaq Listing and Hearing Review Council, which may affirm, modify, reverse, dismiss or remand the decision of the Panel.

        The Panel informed the Company that, if the Company is unable to maintain compliance with the minimum bid requirement prior to June 20, 2016, the Panel will issue a final delist determination and immediately suspend all trading in the Company's common stock.

Warren Resources, Inc. and Subsidiaries
WARREN RESOURCES, INC.
FORM 10-K
December 31, 2015

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	(40)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2	(41)	First Amendment and Waiver to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

3.1	(17)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2	(14)	Bylaws of the Registrant, dated June 2, 2004

3.3	(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4	(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5	(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6	(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7	(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1	(18)	Specimen Stock Certificate for Common Stock (Maryland)

4.2	(6)	Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3	(43)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4	(45)	Form of Note (included in Exhibit 4.3)

4.5	(42)	Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.7	(61)	Registration Rights Agreement, dated as of October 22, 2015, between Warren Resources, Inc. and the holders named therein

10.1	(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2	(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3	(3)*	2001 Stock Incentive Plan

10.4	(4)*	2001 Key Employee Stock Incentive Plan

10.5	(5)*	Form of Indemnification Agreement

Exhibit No.		Description
10.6	(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7	(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.8	(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9	(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10	(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11	(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12	(21)*	2010 Stock Incentive Plan

10.13	(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14	(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15	(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

10.16	(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17	(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18	(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19	(28)*	Amendment to 2010 Stock Incentive Plan

10.20	(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21	(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22	(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23	(32)*	Warren Resources, Inc. Severance Plan

10.24	(33)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.25	(35)*	Form of Incentive Stock Option Award Agreement

10.26	(36)*	Form of Chief Executive Officer Incentive Stock Option Award Agreement

Exhibit No.		Description

10.27	(37)*	Form of Restricted Stock Unit Agreement

10.28	(38)	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 9, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender, amending the Second Amended and Restated Credit Agreement dated as of December 15, 2011, as amended

10.29	(39)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.30	(46)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

10.31	(47)	Third Amended and Restated Credit Agreement, dated as of August 11, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.32	(48)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 26, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.33	(49)*	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34	(50)*	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.35	(51)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

10.36	(52)*	Warren Resources, Inc. Executive Severance Plan

10.37	(53)*	Form of Change in Control Agreement by and between Warren Resources, Inc. and each of Saema Somalya and Jeffrey Keeler

10.38	(54)*	Offer Letter, dated December 24, 2013 and effective February 16, 2014, between Warren Resources, Inc. and Saema Somalya

10.39	(55)*	Offer Letter, dated December 3, 2013 and effective January 8, 2014, between Warren Resources, Inc. and Jeffrey Keeler

10.40	(56)	Credit Agreement dated as of May 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, the lenders party thereto, with GSO Capital Partners LP, as Sole Lead Arranger and Sole Bookrunner

Exhibit No.		Description
10.41	†	Swap Intercreditor Agreement dated as of May 22, 2015 among Warren Resources, Inc. and certain of its subsidiaries, Cargill, Incorporated, as the Initial Secured Swap Counterparty, the Secured Swap Counterparties listed therein, Wilmington Trust National Association, as administrative agent and each other Person that from time to time becomes a party thereto

10.42	†	Exchange Agreement dated as of May 22, 2015, by and between Warren Resources, Inc. and the Holders listed on Exhibit A thereto

10.43	†	Security Agreement dated as of May 22, 2015, made by Warren Resources, Inc. and certain of its Subsidiaries in favor of Wilmington Trust, National Association, as Administrative Agent

10.44	†	Pledge Agreement dated as of May 22, 2015, among Warren Resources, Inc., Warren Resources of California, Inc., Warren Resources E&P, Warren Marcellus LLC, and Wilmington Trust, National Association, in its capacity as Administrative Agent under the Credit Agreement

10.45	†	Guaranty dated as of May 22, 2015, made by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC in favor of Wilmington Trust, National Association, in its capacity as administrative agent under the Credit Agreement

10.46	(57)	Second Amendment to the Warren Resources, Inc. 2010 Stock Incentive Plan

10.47	(58)	Retention Agreement with Stewart Skelly dated October 15, 2015

10.48	(59)	Retention Agreement with Saema Somalya dated October 15, 2015

10.49	(60)	Retention Agreement with Jeffrey Keeler dated October 15, 2015

10.50	(62)	Second Lien Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders party thereto

10.51	†	Intercreditor Agreement dated as of October 22, 2015, among Wilmington Trust, National Association as First Lien Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time party thereto and Cortland Products Corp., as Second Lien Credit Agreement Agent

10.52	†	Form of Exchange Agreement dated as of October 22, 2015, by and between Warren Resources, Inc., and the funds listed on the signature pages thereof

10.53	†	Security Agreement dated as of October 22, 2015, made by Warren Resources, Inc. and certain of its Subsidiaries in favor of Cortland Products Corp., as Administrative Agent

10.54	†	Pledge Agreement dated as of October 22, 2015, among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Marcellus LLC, and Cortland Products Corp., in its capacity as Administrative Agent under the Credit Agreement

10.55	†	Guaranty dated as of October 22, 2015, made by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC in favor of Cortland Products Corp., in its capacity as administrative agent under the Credit Agreement

10.56	(63)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto

10.57	(64)	Retention Agreement with Brian Gelman dated November 4, 2015

10.58	(65)*	Offer of Employment to James A. Watt dated November 13, 2015

10.59	(66)*	Offer of Employment to Frank T. Smith dated November 25, 2015

Exhibit No.		Description

10.60	(67)	First Amended and Restated Executive Severance Plan

10.61	(68)	Consulting Services Agreement with Jeffrey Keeler, effective as of January 1, 2016

10.62	(69)	Consulting Services Agreement with Somalya Law PLLC, effective as of January 5, 2016

10.63	(70)	Separation Agreement with Jeffrey Keeler, dated December 28, 2015

10.64	(71)	Separation Agreement with Saema Somalya, dated December 31, 2015

10.65	(72)	Separation Agreement with Stewart Skelly, dated December 29, 2015

10.66	(73)	First Amendment to the Separation Agreement and General Release with Stewart Skelly, dated February 8, 2016

10.67	(74)	Consulting Services Agreement with Brian Gelman, dated February 16, 2016

10.68	(75)	Separation and Release Agreement with Brian Gelman, dated February 16, 2016

10.69	(76)*	Offer of Employment to John R. Powers dated December 1, 2015

14.1	(9)	Code of Ethics for Senior Financial Officers

21.1	†	Subsidiaries of the Registrant

23.1	†	Consent of Grant Thornton LLP

23.2	†	Consent of Netherland, Sewell & Associates, Inc.

31.1	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	†	Certification of CEO and CFO pursuant to Section 1350

99.1	†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101	**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†
Filed herewith

*
Denotes a management contract or compensatory plan or arrangement

**
Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL- Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections

(1)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

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

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013

(34)
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014

(35)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(36)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(37)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014

(38)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014

(39)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014

(40)
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

(49)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(50)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014

(51)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015

(52)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on April 4, 2015

(53)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015

(54)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015

(55)
Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015

(56)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on May 26, 2015

(57)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on June 8, 2015

(58)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015

(59)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015

(60)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015

(61)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015

(62)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015

(63)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015

(64)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on November 6, 2015

(65)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on November 16, 2015

(66)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2015

(67)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on December 9, 2015

(68)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016

(69)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016

(70)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016

(71)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016

(72)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016

(73)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 9, 2016

(74)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016

(75)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016

(76)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016