Form 10-K/A
period 2015-12-31
WARREN RESOURCES INC
filed 2016-05-26
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-33275

Warren Resources, Inc.

(Exact name of registrant as specified in its charter)

Maryland	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 17th Street, Suite 720 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(720) 403-8125

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015, based on the closing price on the Nasdaq Global Market on such date, was approximately $35.1 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.).    Yes  ☒    No  ☐

As of May 20, 2016, there were 85,250,025 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Warren Resources, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to include Items in Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) previously omitted from the Annual Report on Form 10-K filed by the Company on March 17, 2016 (the “Original Filing”).

Other than as described above, no changes have been made in this Amendment No. 1 to any Items in the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Name	Age	Director Since	Position
Dominick D’Alleva	64	1992	Chairman of the Board
Chet Borgida	71	2003	Director
Anthony L. Coelho	73	2001	Director
Leonard A. DeCecchis	67	2006	Director
Lance Peterson	55	2014	Director
Espy P. Price	74	2007	Director
James A. Watt	66	2015	CEO, President and Director

Director Biographies and Qualifications

Dominick D’Alleva, age 64, has been a director since June 1992. He serves as an independent Director and as Chairman of the Board of Directors. He was our Secretary until 2002 and became an independent director thereafter. Mr. D’Alleva also serves as a member of the Compensation, Audit and Corporate Governance Committees of the Board of Directors, and he is the chair of the Corporate Governance Committee. Additionally, from 1995 to the present, he has been a principal with D and D Realty Company, LLC, a privately owned New York limited liability company involved in the acquisition and financing of real estate. From 1986 to 1995, he was engaged in residential New York City real estate for his own account and as general counsel to various real estate acquisition firms, where he negotiated contracts for the acquisition and financing of commercial real estate. From 1983 to 1985, he served as Executive Vice President, Director and General Counsel of Swanton Corporation, which engaged in energy, retail and financial services businesses. From 1980 to 1983, he was Associate Counsel of Damson Oil Corporation. From 1977 to 1980 he was an associate with Simpson, Thatcher & Bartlett specializing in securities and corporate law. Mr. D’Alleva received a Bachelor of Arts degree Summa Cum Laude from Fordham University in 1974 and earned his Juris Doctor degree with honors from Yale University in 1977. As a member of the Board of Directors since 1992, Mr. D’Alleva brings a significant historical knowledge to the board. As a former officer and general counsel of two oil and gas companies, he also provides legal expertise and leadership in serving on the Board of Directors and on the Compensation, Audit and Corporate Governance Committees.

Chet Borgida, age 71, was elected to the Board of Directors in November 2003 as an independent director and also serves as a member of our Audit Committee, which he chairs, and our Compensation Committee. Mr. Borgida has more than 30 years of domestic and international management experience in auditing and advising retail, distribution and media businesses. He was a partner at Grant Thornton LLP (Warren’s independent auditors) from 1977 to 2001. While at Grant Thornton LLP, Mr. Borgida had no involvement in the review or preparation of Warren’s audited financial statements. From 2006 through 2007, he served as the Chief Operating Officer of the Naples Realty Group, Inc. From 2001 to 2003, Mr. Borgida was a Senior Vice-President and Chief Financial Officer of Cross Media Marketing Corporation. From 2007 until December 2009 when it was acquired by another company, Mr. Borgida was a director of MTS Medication Technologies, Inc., a NASDAQ listed company, of which he was appointed lead director in 2009 and a member of the Audit Committee. Mr. Borgida has been the President of CHESU, INC., which owns the franchising rights to a territory within the UPS Store organization, since its founding in May 2012. He graduated from Hunter College with a Bachelor Degree in Business Science in 1967. He is a retired member of the American Institute of Certified Public Accountants. With over 30 years of experience in an auditing and advisory capacity with a major public accounting firm, Mr. Borgida brings extensive financial and accounting expertise to the board. His prior experience serving on the audit committees of public companies brings leadership as Chairman of the Audit Committee.

Anthony L. Coelho, age 73, has been an independent director since May 2001 and serves on the Compensation Committee, which he chairs, and the Corporate Governance Committee of the Board. From December 2000 to the present, Mr. Coelho has devoted his time to serving on the boards of directors listed below and as an independent consultant and adviser. From 1998 through November 2000, he served as the General Chairman for the U.S. Presidential campaign of Vice President Al Gore. From 1995 to 1998, he was Chairman and Chief Executive Officer of ETC w/tci, Inc. an education and training technology company in Washington, D.C. and from 1990 to 1995, he served as President and CEO of Wertheim Schroeder Investment Services, Inc. From 1978 to 1989, he served five terms in the U.S. Congress, representing the State of California as a member of the U.S. House of Representatives. During his congressional terms, he served as Democratic Majority Whip from 1987 to 1989 and authored the Americans with Disabilities Act. Congressman Coelho was also appointed chairman of the President’s Committee on the Employment of People with Disabilities by President Clinton.

Congressman Coelho has served on a number of corporate boards. In the last five years he has served on the boards CepTor Corporation, Cyberonics, Inc., Stem Cell Innovation, Inc., Universal Access Global Holdings, Inc., and since 1991, he has been a member of the Board of Service Corporation International, a publicly traded company. Congressman Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. As a 5 term U.S. Congressman, working in congress from 1965 to 1989, Mr. Coelho brings significant knowledge and understanding of government relations expertise. Mr. Coelho, a former CEO of an investment services company and board member of publically traded companies, brings significant expertise on investment banking and public company boards.

Leonard DeCecchis, age 67, was elected to the Board of Directors in September 2006 as an independent director and serves on the Audit Committee and the Corporate Governance Committee of the Board. Mr. DeCecchis retired from Prestone Products Corporation, where he was Executive Vice President and Chief Financial Officer of Prestone Products Corporation and a member of its board of directors until June 1999, and has been an investor in real estate and numerous business ventures since that time. In 1994, Mr. DeCecchis participated in a management buyout of Prestone antifreeze and other car care products from First Brands Corporation, a NYSE company. The new Prestone management team was successful in growing sales and doubling operating income within three years. In 1997, the company was sold to Allied Signal Corporation. From 1986 to 1994, Mr. DeCecchis was Vice President and Treasurer of First Brands Corporation, which had also been a management buyout of the automotive and home products divisions of Union Carbide Corporation. Mr. DeCecchis joined Union Carbide in 1974 and held numerous positions in auditing, treasury and financial reporting. In 1971, Mr. DeCecchis began his career at Peat Marwick Mitchell & Co. Mr. DeCecchis received a Bachelor’s degree from Pace University in 1971 and a Master of Business Administration from Fordham University in 1979. He was previously a Certified Public Accountant in New York. As a result of his professional experiences, and as a retired Certified Public Account, Mr. DeCecchis possesses significant experience in finance and the preparation of financial statements, as well as corporate sales transactions. Mr. DeCecchis also brings experience from serving on corporate boards.

Lance Peterson, age 55, was elected to the Board of Directors in July 2014 upon the Company’s acquisition of assets in the Marcellus Shale from Citrus Energy Corporation and was appointed Interim CEO in December 2014. Mr. Peterson stepped down from the Interim CEO role on November 16, 2015. Mr. Peterson has more than 30 years of experience in the oil and gas industry. He co-founded Citrus Energy Corporation in 1989 and has served as CEO and President since its formation. Prior to co-founding Citrus Energy Corporation, Mr. Peterson worked in Denver, Colorado as a Reservoir Engineer at Hamilton Brothers Oil Company. Mr. Peterson has overseen the activity and resulting growth of Citrus Energy through asset development in the geographic areas of Mid-Continent, South Texas, Barnett Shale and Marcellus Shale. Mr. Peterson has a B.S. in Geological Engineering from the University of North Dakota (1982). As a result of over 25 years of experience in the oil and gas industry, including as Chief Executive Officer of the Company, Mr. Peterson brings business leadership and strategic experience to act as a link between the Board of Directors and management. As a former reservoir engineer, Mr. Peterson brings technical expertise in the successful exploitation of oil and gas reservoirs.

Espy P. Price, age 74, has been an independent director since May 2007 and serves on the Compensation Committee. Mr. Price retired in late 1999 as Vice President and General Manager of Chevron’s Mid-Continent Business Unit, where he was responsible for all onshore USA exploration and production. From 1992 to 1996, he was Vice President of Chevron Overseas Petroleum, Inc., where he was responsible for Chevron’s joint venture in the Republic of Kazakhstan. From 1990 to 1992, he was Vice President of Chevron’s Gulf of Mexico Business Unit. From 1985 to 1990, he was employed at P.T. Caltex Pacific Indonesia, where he was Executive Vice President and Managing Director. From 1965 to 1985, he held various petroleum engineering positions with Chevron. Mr. Price earned a Bachelor of Science in Petroleum Engineering in 1963 and a Master of Science in Petroleum Engineering in 1969 from the University of Southwestern Louisiana. As a former officer of a major integrated oil and gas company, Mr. Price is well suited to inform the board of significant strategic matters. As an engineer, with significant experience, Mr. Price brings technical expertise to the board.

Jams A. Watt, age 66, has been a director since November 2015 and also serves as President and Chief Executive Officer. Mr. Watt joined the Company from Dune Energy, Inc. (“Dune”), where he served as President, Chief Executive Officer and Director until September 2015. Dune filed for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2015. Prior to joining Dune in 2007, Mr. Watt also served as the Chief Executive Officer of Remington Oil and Gas Corporation since February 1998 and the Chairman of Remington since May 2003, until Helix Energy Solutions Group, Inc. acquired Remington in July 2006. From 1993 through 1997, Mr. Watt served as Vice President—Exploration of Seagull E&P, Inc., and from 1991-1993, he served as Vice President—exploration and exploitation of Nerco Oil and Gas. From August 2006 through March 2007, Mr. Watt also served as the Chairman and Chief Executive Officer of Maverick Oil & Gas, Inc. Mr. Watt currently serves on the Board of Directors of Bonanza Creek Energy, Inc., where he is Chairman of the Board, and Helix. Mr. Watt received a B.S. in Physics from Rensselaer Polytechnic Institute. Mr. Watt’s extensive experience in the oil and gas industry and board and executive leadership positions at other oil and gas companies bring important experience and industry expertise to our Board.

Executive Officers

We have presented below information about our executive officers as of May 20, 2016. Officers are appointed annually by the board of directors and serve until their successors are chosen or until their resignation or removal.

Nane	Age	Position
James A. Watt	66	Chief Executive Officer and President (1)
Frank T. Smith	70	Senior Vice President and Chief Financial Officer
John R. Powers	62	Vice President, Chief Accounting Officer and Controller
Zach Waite	30	Vice President of Operations and Business Development

(1)	For biographical information on Mr. Watt, see “— Board of Directors” beginning on page 5.

Frank T. Smith, age 70, was appointed Senior Vice President and Chief Financial Officer in November 2015. Mr. Smith has over 40 years of experience in the global oil and gas industry. Prior to his appointment at the Company, he served as Senior Vice President and Chief Financial Officer of Dune Energy, Inc. since 2007 and as Secretary since January 2012. Prior to his appointment at Dune Energy, Inc., he served as President and Chief Financial Officer of Sonoran Energy, Inc. From 2004 through 2006, Mr. Smith served as Senior Vice President—Finance and Corporate Secretary of Remington Oil and Gas Corp., which was acquired by Helix Energy Solutions Group, Inc. in June 2006. From June 1997 through 2003, Mr. Smith served as Executive Vice President and Manager of energy lending at the Bank of Texas. From 1990 through 1997, Mr. Smith served as Director in the energy and utilities division of the First National Bank of Boston. Prior to 1990, Mr. Smith held positions of increasing responsibility in the energy banking departments of other major, publicly-traded United States financial institutions. Mr. Smith received an MBA in Corporate Finance & Banking from the University of Pennsylvania (Wharton School). He also holds M.Ed and B.S. degrees from the University of Delaware.

John R. Powers, age 62, was appointed Vice President and Chief Accounting Officer and Controller in February 2016. Mr. Powers has served as the Company’s former VP — Accounting since December 2015. Prior to joining the Company in December 2015, Mr. Powers served as the Vice President and Chief Accounting Officer of Dune Energy, Inc. from July 2005 through September 2015, where he was responsible for the preparation of Dune’s monthly financial statements and filings with the Securities and Exchange Commission.

Zach Waite, age 30, was elected as our Vice President of Business Development and Marcellus Operations in August 2014. From 2009 to 2014, Mr. Waite held various roles with Citrus, including Operations Engineer and Director of Operations and Business Development, where he oversaw the drilling and completion of all of Citrus’s producing wells. Mr. Waite graduated from the Colorado School of Mines with a B.S. in petroleum engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership (“Form 3”) and reports of changes in beneficial ownership of common stock and other equity securities of the Company (“Form 4”). Executive officers, directors and greater than ten percent stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all reporting obligations of the Company’s officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2015.

Codes of Conduct

Code of Business Conduct and Ethics for All Directors, Officers and Employees

The Board has adopted a Code of Business Conduct and Ethics for all directors, officers and employees. It is the responsibility of every Company director, officer and employee to maintain a commitment to high standards of conduct and ethics. It is the intent of the Code of Business Conduct and Ethics to inspire continuing dedication to the fundamental principles of honesty, loyalty, fairness and forthrightness. A waiver of any part of this Code for any director or officer may be made only by a vote of the Board of Directors or a designated Board committee that ascertains whether a waiver is appropriate under all the circumstances. In case a waiver of this Code is granted to a director or officer, the notice of such waiver will be posted on our website at warrenresources.com. A copy of the Code of Business Conduct and Ethics is available on our website at www.warrenresources.com by clicking on “About Warren” and then “Corporate Governance.”

Code of Ethics for Senior Financial Officers

The Board has also adopted a separate Code of Ethics for our CEO, CFO and chief accounting officer (the “Senior Financial Officers’ Code”). Each of the covered officers has to certify on an annual basis that the officer shall:

•	act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships;

•	provide constituents with information that is accurate, complete, objective, relevant, timely and understandable;

•	comply with all applicable laws, rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies;

•	act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the officer’s independent judgment to be subordinated;

•	respect the confidentiality of information acquired in the course of business except when authorized or otherwise legally obligated to disclose the information, acknowledging that confidential information acquired in the course of business is not to be used for personal advantage;

•	proactively promote ethical behavior among employees at Warren and as a responsible partner with industry peers and associates;

•	maintain control over and responsibly manage all assets and resources employed or entrusted to the officer by Warren; and

•	report illegal or unethical conduct by any director, officer or employee that has occurred, is occurring or may occur, including any potential violations of the Senior Financial Officers’ Code or the Code of Business Conduct.

A waiver of any part of the Senior Financial Officers’ Code may be made only by a vote of the Board or a designated Board committee that ascertains whether a waiver is appropriate under all the circumstances. In case a waiver of the Senior Financial Officers’ Code is granted, the notice of such waiver will be posted on our website at www.warrenresources.com. A copy of the Senior Financial Officers’ Code that has been adopted by the Board is available on our website at www.warrenresources.com by clicking on “About Warren” and then “Corporate Governance.”

Shareholder Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Committees of the Board

The Board of Directors has established the following three standing committees: Audit, Compensation and Corporate Governance. The Board is comprised of a majority of independent directors and the Audit Committee, the Corporate Governance Committee and the Compensation Committee are comprised entirely of independent directors.

The table below shows the current membership of each committee of the Board and the number of meetings each committee held in 2015:

Director	Audit	Compensation	Governance
Mr. D’Alleva(1)	X	X	X(1)
Mr. Borgida	X(1)	X
Mr. Coelho		X(1)	X
Mr. DeCecchis	X		X
Mr. Price		X
2015 Meetings Held	9	7	18

(1)	Committee Chair.

Audit Committee

The Audit Committee is comprised of three independent, non-employee directors. The Audit Committee consists of Messrs. Borgida, DeCecchis and D’Alleva. Mr. Borgida is Chairman of the Audit Committee, and he and Mr. DeCecchis are deemed by the Board to be “Audit Committee Financial Experts”.

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

The purpose of the Audit Committee is to assist the Board in monitoring:

•	the integrity of the Company’s financial statements;

•	the Company’s compliance with legal and regulatory requirements;

•	the independent auditor’s qualifications and independence;

•	the performance of the Company’s internal and independent auditors; and

•	the business practices and ethical standards of the Company.

The Audit Committee is also directly responsible for:

•	the appointment, approval of compensation, retention and oversight of the work of the Company’s independent auditor, Grant Thornton LLP; and

•	the preparation of the Audit Committee report.

All of the members of the Audit Committee meet the independence requirements of the NASDAQ Stock Market, including the additional criteria for independence of audit committee members set forth in Rule 10A-3 under the Securities Exchange Act of 1934, and the Company’s Corporate Governance Guidelines. The charter of the Audit Committee can be found on our website at warrenresources.com by clicking on “About Warren” and then “Corporate Governance.”

Compensation Committee

The Compensation Committee is comprised of four independent, non-employee directors. The Compensation Committee consists of Messrs. Coelho, Borgida, D’Alleva and Price. Mr. Coelho is the chairman of the Compensation Committee. The Compensation Committee has sole authority to administer our equity incentive plans.

The Compensation Committee is responsible for translating our compensation objectives into a compensation strategy that aligns the interests of our executives with that of our stockholders. The Compensation Committee has overall responsibility for:

•	approving and evaluating the Company’s executive officer compensation plans, policies and programs;

•	retaining compensation or other consultants to assist in the evaluation of executive compensation and otherwise to aid the Compensation Committee in meeting its responsibilities;

•	reviewing the compensation disclosures made in the proxy statement;

•	producing an annual Compensation Committee report, which is set forth below; and

•	approving and evaluating broad-based incentive programs, qualified equity plans and tax-qualified benefit plans to ensure that our compensation philosophy is executed consistently at all salaried levels of the Company.

The charter of the Compensation Committee can be found on our website at warrenresources.com by clicking on “About Warren” and then “Corporate Governance.”

Corporate Governance Committee

The Corporate Governance Committee is comprised of three independent, non-employee directors. The Corporate Governance Committee consists of Messrs. D’Alleva, Coelho and DeCecchis. Mr. D’Alleva is the chairman of the Corporate Governance Committee.

The Corporate Governance Committee has overall responsibility for:

•	assisting the Board in identifying qualified individuals to become directors;

•	recommending to the Board qualified director nominees for election at each annual meeting of stockholders;

•	evaluating and recommending director compensation, policies and programs to the Board;

•	recommending membership on the Board committees to the Board;

•	recommending Corporate Governance guidelines to the Board;

•	overseeing of the Company’s compliance structure and programs;

•	conducting annual self-evaluations of the Board and the Corporate Governance Committee; and

•	reporting annually to the Board on the CEO succession plan.

The charter of the Corporate Governance Committee can be found on our website at www.warrenresources.com by clicking on “About Warren” and then “Corporate Governance.”

Item 11.	Executive Compensation

Summary Compensation Table

The following tables, narrative and footnotes discuss the annual compensation of our former and current principal executive officer (our CEO) and the three other most highly compensated executive officers who served as executive officers during 2015, who we refer to as the named executive officers or NEOs.

The table below summarizes the total compensation paid or earned for the years ended December 31, 2015 and 2014 by the named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)(4)		Option Awards ($)(3)(4)	All Other Compensation ($)(5)		Total ($)
Lance Peterson(6)	2015	509,396	—	—		—	—		509,396
Former CEO	2014	37,596	—	16,500		165,000	—		219,096
James A. Watt(7)	2015	59,231	—	27,452	(8)	—	—		86,683
President and CEO	2014	—	—	—		—	—		—
Saema Somalya(9)	2015	213,990	—	—		—	281,681		495,671
Former Senior Vice President, General Counsel and Corporate Secretary	2014	224,038	63,021	46,100		77,200	78,400	(11)	488,759
Jeffrey Keeler(10)	2015	263,846	—	—		—	369,774		633,620
Former Vice President of Corporate Development	2014	236,519	53,900	—		185,800	8,323		484,542
Stewart P. Skelly(11)	2015	323,125	—	—		—	279,139		602,264
Former Vice President and CFO	2014	270,857	78,650	67,615		79,200	10,400		506,722

(1)	Salary increases for the year are usually approved by the Compensation Committee and implemented in March of each year. Cash incentive bonuses are usually paid in March of the following year for performance in the previous year.
(2)	The amounts in this column reflect the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the value of the stock awards granted to the NEOs in 2015, see Note D-Stockholders’ Equity of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of the Form 10-K for the year ended December 31, 2015.
(3)	The amounts in this column reflect the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the value of the stock awards granted to the NEOs in 2015, see Note A-Organization and Accounting Policies of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of the Form 10-K for the year ended December 31, 2015.
(4)	Annual restricted stock and stock option awards approved by the Compensation Committee are based upon performance measures achieved during the prior year. Additionally, as a retention tool, grants to NEOs are typically time-based, vesting over a three year period from the date of grant. According to the Stock Incentive Plans, fair market value that is used to determine the exercise price for option grants is defined as the NASDAQ closing price of the Company’s common stock on the grant date. Shares of restricted stock (including RSUs) granted to NEOs and options granted during 2013 vest 1/3rd on the first anniversary of the grant date, 1/3rd on the second anniversary of the grant date and 1/3rd on the third anniversary of the grant date.

W adopted ASC 718 on January 1, 2007, see Note A under Item 8 of the 2015 Annual Report on Form 10-K. The grant date fair value of the 2015 option awards to employees is calculated using the Black-Scholes valuation model using the following weighted average assumptions:

Assumptions	Rate
Average risk free interest rate	1.09%
Average expected term (years)	3.5
Average expected volatility	53%

(5)	Except where indicated otherwise, amounts reflect 401(k) matching contribution.
(6)	Mr. Peterson’s 2014 compensation reflects partial year employment, as he joined the Company as Interim CEO effective December 4, 2014. M. Peterson’s 2015 compensation also reflects partial year employment, as he stepped down from the Interim CEO role on November 16, 2015.
(7)	Mr. Watt’s 2015 compensation reflects partial year employment, as he joined the Company as President and CEO effective November 16, 2015.
(8)	Reflects a grant of restricted stock units to Mr. Watt that convert into shares of common stock upon vesting. The number of shares subject to vesting ranges from 115,833 shares to 695,000 shares based upon the achievement and maintenance of an average common stock price between $2.00/share and $6.00/share over a twenty-day period over the three-year period starting on the grant date. The Company can make no assurance that this stock price will be achieved or maintained or that any of the shares underlying the grant of restricted stock units will vest.

There is no assurance that any of the of the RSUs granted to Mr. Watt at the time of his appointment to CEO will vest.

(9)	Ms. Somalya, former Senior Vice President and General Counsel, resigned effective December 31, 2015. Ms. Somalya received certain payments and benefits under her employment agreement associated with her termination of service.
(10)	Mr. Keeler, former Vice President of Corporate Development, resigned effective December 31, 2015. Mr. Keeler received certain payments and benefits under his employment agreement associated with his termination of service.
(11)	Mr. Skelly, former Vice President and Chief Financial Officer, resigned effective November 26, 2015. Mr. Skelly received certain payments and benefits under his employment agreement associated with his termination of service.

Summary of the 2010 Stock Incentive Plan, as Amended

The following summary of the 2010 Plan, as amended by the Second Amendment (the “2010 Plan”), does not purport to be a complete description of all provisions of the 2010 Plan and should be read in conjunction with, and is qualified in its entirety by reference to, the complete text of (i) the 2010 Plan, which was filed as Annex A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010, (ii) the First Amendment to the 2010 Plan, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2012, and (iii) the Second Amendment to the 2010 plan, which was filed as Annex A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 21, 2015.

The 2010 Plan authorizes the Company to grant various awards (“Awards”) to employees (including officers and directors who are employees) of the Company or its subsidiaries and to individuals who are performing services for those entities (including consultants and directors who are not employees of the Company), including: (i) incentive stock options (“ISOs”), (ii) nonqualified stock options (“NSOs”), (iii) deferred compensation stock options (“DCSOs”), (iv) stock appreciation rights (“SARs”), (v) restricted stock grants (“Restricted Stock Grants”), and (vi) restricted unit grants (“Restricted Unit Grants”); provided, however, that individuals who are not employees of the Company or its subsidiaries may be granted only NSOs.

Administration. The 2010 Plan shall be administered by a Compensation Committee of the board of directors (the “Compensation Committee”) that will have sole authority to construe and interpret the 2010 Plan, to select participants (“Participants”), to grant Awards and to establish the terms and conditions of Awards. The Compensation Committee is allowed to give the Company’s chief executive officer specifically limited written authority to grant awards to new employees. A member of the Compensation Committee is not eligible to receive an Award under the 2010 Plan, unless the member recuses himself from voting on an Award to him and a majority of the remaining members of the Compensation Committee vote for such Award.

Eligibility. Any employee of the Company or its subsidiaries, including, without limitation, any officer or director who is an employee, or any person performing services for the Company or its subsidiaries (including a consultant to, or a director who is not an employee of the Company, but only insofar as NSOs are concerned), is eligible to receive an Award under the 2010 Plan. The 2010 Plan sets forth various restrictions upon exercise of an Award.

Shares Subject to the 2010 Plan. The maximum number of shares of common stock in respect of which Awards may be granted under the 2010 Plan is 9,950,000, subject to appropriate adjustment in the event of a reorganization, stock split, stock dividend, merger, consolidation or other change in capitalization of the Company affecting its common stock. The maximum number of shares subject to an Award that may be granted to a Participant in any calendar year is 695,000.

Term of the 2010 Plan. The 2010 Plan will expire on January 1, 2020, except with respect to Awards then outstanding, and no Award may be granted under the Plan after that date.

Amendment and Termination of Plan. The board of directors, without the further approval of the stockholders, may at any time suspend or terminate the 2010 Plan, in whole or in part, or amend it from time to time. No termination, suspension or amendment of the 2010 Plan shall adversely affect the rights of a Participant under any Award without such Participant’s consent.

Termination of Employment or other Relationships. In the event that a Participant’s employment or other relationship with the Company or any subsidiary is terminated by reason of death, or the Participant dies within one year after termination due to disability or within three months after the termination for reason other than disability, any Award held by the Participant immediately prior to his or her death may generally be exercised, to the extent that the Award is vested, by the legal representative of the Participant’s estate or any person who acquired the Award by will or laws of descent and distribution for the shorter of one year from the date of the Participant’s death or the expiration of the stated term of the Award. In the event that a Participant’s employment or other relationship with the Company or any subsidiary is terminated by reason of disability, any Award held by the Participant immediately prior to the date of the Participant’s disability may generally be exercised, to the extent that the Award is vested, by the Participant for the shorter of one year from the date of disability or the expiration of the stated term of the Award. In the event that a Participant’s employment or other relationship with the Company is terminated for any reason other than death or disability, any Award held by the Participant immediately prior to his or her termination may be exercised by the Participant, to the extent that the Award is vested, for the shorter of three months from the date of such termination or the expiration of the stated term of the Award. Upon the retirement of a Participant, if the Participant continues or begins to serve as a director, the Participant may continue to hold any previously granted Awards under the original terms thereof. Notwithstanding the above, the Compensation Committee also has the discretion to accelerate the vesting or exercisabilty of Awards in the event of the retirement, death, disability or other termination of a Participant, provided however, that in the case of ISOs the conditions under which post-termination exercises will be permitted in all events will be in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

Incentive Stock Options. Options designated as ISOs within the meaning of Section 422 of the Code, together with the regulations promulgated thereunder, may be granted for a stated number of shares. To the extent that any portion of an ISO that first becomes exercisable by any Participant (under all of the stock option plans of the Company or its subsidiaries) during any calendar year exceeds the $100,000 aggregate fair market value limitation of Section 422(d) of the Code, or such other limit as may be imposed by the Code, such excess portion shall be treated as a NSO.

Nonqualified Stock Options. NSOs may be granted for a stated number of shares of common stock and will be exercisable for such period or periods as the Compensation Committee shall determine. Holders of NSOs may elect to have the Company withhold from shares to be delivered upon exercise of a NSO, shares whose fair market value satisfies withholding taxes attributable to the exercise of the NSOs.

Exercisability of Options. ISOs and NSOs will become exercisable in installments as determined by the Compensation Committee, in its sole discretion; provided, however, that, if not otherwise determined by the Compensation Committee, ISOs and NSOs may be exercised as to one-third (1/3rd) of the shares covered thereby beginning on the first anniversary of the date of grant, as to one-third (1/3rd) on the second anniversary of the date of grant and as to one-third (1/3rd) on the third anniversary of the date of grant. The exercise price for options may be paid in cash; by certified or cashier’s check; by money order or by personal check (if approved by the Compensation Committee); if permitted by the Compensation Committee, by delivery of shares of common stock already owned by the Participant for more than six months, which shares, including any cash tendered therewith, have an aggregate fair market value equal to the exercise price.

The Compensation Committee may permit payment by delivery of a properly executed notice, together with a copy of the Participant’s irrevocable instruction to a broker acceptable to the Compensation Committee to deliver promptly to the Company the amount of sale or loan proceeds sufficient to pay the exercise price.

Term of Options. The term of each ISO and NSO shall be fixed by the Compensation Committee; provided, however, that the term of each ISO will be for a period not exceeding ten years from the date of grant thereof, and provided further, that in the case of any ISO granted to a Participant who owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company (“Ten Percent Stockholder”), the term of the ISO shall not exceed five years from the date the ISO is granted.

Option Exercise Prices. NSOs and DCSOs may be issued at any exercise price that the Compensation Committee determines. The exercise price of an ISO, or of any option intended to comply with the performance-based compensation exception to the deduction limitation of Section 162(m) of the Code, shall be at least one hundred percent (100%) of the fair market value of the common stock on the date of grant and at least one hundred ten percent (110%) of the fair market value of the common stock on the date of grant to a Ten Percent Stockholder.

Transferability. The Compensation Committee may allow transfer of NSOs to immediate family members, trusts and partnerships for their benefit or owned by them, or to charitable trusts created or controlled by the Participant. Options held by transferees are subject to the same restrictions and forfeiture upon termination of employment applicable to the Original Option holder. ISOs are not transferable except by will or the laws of descent and distribution.

Deferred Compensation Stock Options. DCSOs are designed to provide a means by which compensation payments can be deferred to future dates. Deferred compensation may include amounts awarded under the 2010 Plan or any other compensation plan or program of the Company. The number of shares subject to a DCSO will be determined by the Compensation Committee using the following formula:

Amount of Compensation to be Deferred     =     Number of Shares

FMV-Stock Option Exercise Price

DCSOs will be exercisable for such period or periods as the Compensation Committee determines.

Stock Appreciation Rights. The Compensation Committee may grant an Award of SARs that entitles a Participant to receive an amount in cash, by certified or cashier’s check, shares of common stock, DCSOs, or any combination thereof, which is determined by multiplying the number of shares of common stock as to which the SAR is being exercised by an amount equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value of a share of common stock on the date of grant. The Compensation Committee may establish procedures for exercise and restrictions regarding the dates on which SARs may be exercised, but in no event will SARs be exercisable before the first anniversary date of the date of grant.

Stock Grants, Restricted Stock Grants and Restricted Unit Grants. The Compensation Committee may in its discretion grant shares of common stock to a Participant with or without restrictions, vesting requirements or other conditions. A Restricted Stock Grant is an Award of shares of the Company’s common stock that does not vest until certain conditions established by the Compensation Committee have been satisfied. A Restricted Unit Grant is an Award of “units” subject to similar vesting conditions, each unit having a fair value equal either to a share of common stock or the amount by which a share of common stock appreciates in value between the date of grant and the date at which any restrictions lapse. At a minimum, a Restricted Stock Grant or Restricted Unit Grant will provide that in order for a Participant to vest in the award, the Participant must continuously provide services for the Company or its subsidiaries, subject to relief for specified reasons, for a period of not less than two years (or one year if such Award is performance-based) commencing on the date the Award is granted (the “Registration Period”). During the Restriction Period, a Participant may vote and receive dividends on the shares of common stock awarded pursuant to a Restricted Stock Grant, but may not sell, assign, transfer, pledge or otherwise encumber such shares. In the event that a Participant’s employment (or other relationship) with the Company (or any of its affiliates) is terminated for any reason during the Restriction Period, the Participant’s Award, to the extent still restricted, may vest or be forfeited as determined by the Compensation Committee upon or after grant. When the Restriction Period expires or the restriction with respect to installments of shares lapses, the Participant is entitled to receive (1) with respect to a Restricted Stock Grant, shares of common stock free and clear of restrictions on sale, assignment, transfer, pledge or other encumbrances, or (2) with respect to a Restricted Unit Grant, payment for the value of the units.

Deductibility under Section 162(m). The 2010 Plan is designed to provide that all options, SARs, and other Awards granted under the 2010 Plan that are conditioned on performance goals as described below, may be excluded from the calculation of annual compensation for purposes of Code Section 162(m) and may be fully deductible. While the Compensation Committee believes it is important to preserve the deductibility of compensation under Code Section 162(m) generally, there is no guarantee that the performance-based compensation exemption would be available in any particular circumstance, and the Board and the Compensation Committee reserve the right to grant or approve awards or compensation that is non-deductible.

Performance Based Awards. A performance award (whether granted as a performance share or a performance unit) consists of a grant made subject to the attainment of one or more performance goals for a specified performance period (as determined by the Plan Administrator) and may be intended to meet the requirements of qualified performance-based compensation under Section 162(m) of the Internal Revenue Code. Performance awards will only be earned by participants if the performance goals are met for the performance period. At the discretion of the Plan Administrator and as prescribed in the award agreement, payment may be made in the form of cash, shares or a combination of cash and shares. Incentive awards consist of grants denominated in cash and may be intended to meet the requirements of qualified performance-based compensation under Section 162(m) of the Internal Revenue Code. The Plan Administrator will determine the performance goals applicable to the payout for incentive awards to Covered Employees for each performance period. The Compensation Committee cannot adjust an incentive award upward for a Covered Employee, but retains the discretion to adjust the incentive award downward. At the discretion of the Plan Administrator, payment of incentive awards may be made in cash and/or other equity-based awards as provided under the 2010 Plan and will be paid no later than March 15 following the end of the calendar year for which the incentive awards are applicable.

For any awards intended to meet the requirements of Section 162(m) of the Internal Revenue Code, the grant or vesting of such awards may be based upon one or more performance goals that apply to the specified participant, one or more business units of the company, or the Company as a whole. Prior to the payment of any award based on the achievement of performance goals intended to qualify under Section 162(m) of the Internal Revenue Code, the Compensation Committee must certify in writing that the applicable performance goals and any material terms were, in fact, satisfied. The business criteria on which Performance Goals intended to qualify compensation as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code may be based are set forth in the 2010 Plan, any of which may be measured with respect to us, or any subsidiary, affiliate or other business unit of the Company, either in absolute terms, terms of growth or as compared to any incremental increase, as compared to results of a peer group. The Compensation Committee will define in an objective fashion the manner of calculating the performance criteria it selects to use for the awards. With regard to a particular performance period, the committee will have the discretion to select the length of the performance period, the type of performance-based awards to be granted, and the goals that will be used to measure the performance for the period. In determining the actual size of an individual performance-based award for a performance period, the committee may reduce or eliminate (but not increase) the initial award. Generally, a participant will have to be employed by or providing services to the Company or any of its subsidiaries or affiliates on the date the performance-based award is paid to be eligible for a performance-based award for any period. The Administrator may, in its sole discretion, provide that one or more objectively determinable adjustments shall be made to one or more of the Performance Goals to reflect certain changes, including reorganizations, liquidations, and capitalization and accounting changes

For all awards intended to qualify as performance-based compensation, such determinations will be made by the organization and Compensation Committee within the time prescribed by, and otherwise in compliance with, Section 162(m) of the Code.

Change of Control. In the event of a proposed liquidation or dissolution of the Company, all then unexercised options will, upon written notice from the Compensation Committee, become exercisable in full at least ten business days prior to the effective date of the liquidation or dissolution and terminate upon the liquidation or dissolution to the extent then unexercised. The board of directors may specify the effect of a liquidation or dissolution on any other Award at the time such Award is granted.

In the event of an Acquisition Event (as defined below) or the Company’s execution of an agreement with respect to an Acquisition Event (regardless of whether such event also constitutes a Change in Control Event (as defined below)), the board of directors will provide that all outstanding stock options will be assumed, or equivalent stock options will be substituted, by the acquiring corporation or succeeding corporation (or an affiliate thereof). However, if in an Acquisition Event, the acquiring or succeeding corporation (or an affiliate thereof) does not agree to assume, or substitute for, such stock options, then the board of directors will provide that all then unexercised stock options will become exercisable in full as of a specified time prior to the acquisition and any unexercised options will terminate immediately prior to the consummation of such Acquisition Event. With respect to other types of Awards, the board of directors will specify the effect of an Acquisition Event that is not also a Change in Control Event, at the time such Award is granted.

In case of a Change in Control Event (regardless of whether such event is also an Acquisition Event), unless there is an agreement between the Company and the Participants that specifically provides otherwise, the outstanding Awards will be accelerated in part so that one-half of the Awards that would otherwise have become vested after the date of the Change in Control Event will become exercisable or realizable immediately. The remaining one-half of the Awards will continue to vest in accordance with the original vesting schedule. Notwithstanding any of the foregoing, each outstanding Award will become exercisable in full if, on or before the first anniversary of the Change in Control Event, the Participant’s employment (or other relationship) is terminated by the Participant for good reason or is terminated by the Company without cause.

An “Acquisition Event” means (i) any merger or consolidation of the Company with or into another entity which results in the Company’s common stock being converted into or exchanged for the right to receive cash, securities or other property of the other entity; or (ii) any exchange of shares of the Company for cash, securities or other property in connection with an exchange transaction.

A “Change in Control Event” means (i) a sale of all or substantially all of the Company’s assets; (ii) the acquisition by a person or group of the beneficial ownership of capital stock of the Company representing 50% or more of either (x) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (y) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); or (iii) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving the Company (a “Business Combination”) if persons who were not stockholders of the Company immediately prior to the Business Combination beneficially own, immediately after the Business Combination, 50% or more of either the Outstanding Company Common Stock or the Outstanding Company Voting Securities. Notwithstanding any of the foregoing, a Change in Control Event will not include an acquisition directly from the Company (other than an acquisition pursuant to the exercise, conversion or exchange of any security, unless such security was acquired directly from the Company or an underwriter or agent of the Company); any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company (or any corporation controlled by the Company); or a Business Combination.

U.S. Federal Income Tax Consequences

The following is a brief description of the federal income tax treatment that will generally apply to awards made under the 2010 Plan, based on federal income tax laws currently in effect. The summary is not intended to be exhaustive and, among other things, does not describe state, local or foreign income and other tax consequences. The exact federal income tax treatment of an award will depend on the specific nature and form of such award.

Incentive Stock Options. An employee generally will not recognize taxable income upon grant or exercise of an incentive stock option. However, the amount by which the fair market value of the shares on the exercise date of an incentive stock option exceeds the purchase price generally will constitute an item of adjustment for alternative minimum tax purposes, and may therefore result in alternative minimum tax liability to the option holder. Incentive stock option tax treatment will be available only if the participant has been an employee of Warren or its subsidiaries within three months of the date of exercise. Warren will not be entitled to any business expense deduction on the grant or exercise of an incentive stock option. If the employee has held the shares acquired upon exercise of an incentive stock option for at least two years after the date of grant and for at least one year after the date of exercise, upon disposition of the shares by the employee, the difference, if any, between the sales price of the shares and the exercise price of the option will be treated as a long-term capital gain or loss. If the employee does not satisfy these holding period requirements (a “disqualifying disposition”), the employee will generally recognize ordinary income for the year of disposition, in an amount equal to the excess of the fair market value of the shares on the date the option was exercised over the option exercise price (or, if less, the amount realized upon disposition over the exercise price). Any excess of the amount realized by the employee on the disqualifying disposition over the fair market value of the shares on the date of exercise of the option will be a short-term capital gain. Warren generally will be entitled to a deduction in the year of disposition equal to the amount of ordinary income recognized by the employee. The employee’s basis in the shares acquired upon exercise of an incentive stock option is equal to the exercise price paid, plus any amount includible as ordinary income as a result of a disqualifying disposition. A subsequent disqualifying disposition of shares acquired upon exercise of an incentive stock option will eliminate the alternative minimum taxable income adjustment if the disposition occurs in the same taxable year as the exercise. A disqualifying disposition in a subsequent taxable year will not affect the alternative minimum tax computation in the earlier year.

Nonqualified Stock Options. An employee will not recognize any income at the time of grant of a nonqualified stock option and Warren will not be entitled to a tax deduction with respect to such grant. Generally, upon exercise of a nonqualified stock option, the employee will recognize ordinary income in an amount equal to the amount by which the fair market value of the shares on the date of exercise exceeds the exercise price of the option. Subject to any deduction limitation under Section 162(m) of the Code (which is discussed below), Warren will be entitled to a federal income tax deduction in the year of exercise in the same amount as the taxable compensation recognized by the employee. The employee’s basis in the stock for purposes of measuring the amount of gain will be the exercise price paid to Warren plus the amount of compensation includible in income at the time of exercise. An employee’s subsequent disposition of shares acquired upon the exercise of a nonqualified stock option will ordinarily result in long-term or short-term capital gain or loss, depending on the holding period of the shares.

Generally, the shares received on exercise of an option or stock appreciation right under the 2010 Plan are not subject to restrictions on transfer or risks of forfeiture and, therefore, the participant will recognize income on the date of exercise of a nonqualified stock option or stock appreciation right. However, if the optionee is subject to Section 16(b) of the Exchange Act, the Section 16(b) restriction will be considered a substantial risk of forfeiture for tax purposes. Under current law, employees who are either directors or officers of the Company will be subject to restrictions under Section 16(b) of the Exchange Act during their term of service and for up to six months after termination of service. Exchange Act Rule 16b-3 provides an exemption from the restrictions of Section 16(b) for the grant of derivative securities, such as stock options, under qualifying plans. The 2010 Plan is intended to satisfy the requirements for exemption under Exchange Act Rule 16b-3.

Therefore, the grant of awards will not be considered a purchase and the exercise of the awards to acquire the underlying shares of the Company common stock will not be considered a purchase or a sale. Thus, ordinary income will be recognized and measured on the date of exercise.

Payment of Option Exercise Price in Shares. If a nonqualified option is exercised by tendering previously owned shares of Warren common stock in payment of the exercise price, then, instead of the treatment described above, the tender generally will not be considered a taxable disposition of the previously owned shares and no gain or loss will be recognized with respect to the equivalent number of new shares (the “exchanged shares”) acquired at the time of exercise. The employee’s basis and holding period for the exchanged shares will be the same as the previously owned shares exchanged. The employee will, however, have ordinary income equal to the fair market value on the date of exercise of the new additional shares received in excess of the number of exchanged shares. The employee’s basis in the new additional shares will be equal to the amount of such compensation income and the holding period will begin on the date of exercise. However, if an incentive stock option is exercised by tendering previously owned shares of Warren common stock in payment of the exercise price, if the previously owned shares were acquired on the exercise of an incentive stock option and have not satisfied statutory holding period requirements, a disqualifying disposition will occur and the employee will recognize income and be subject to other basis allocation and holding period adjustments with respect to the exchanged shares.

Stock Appreciation Rights and Performance Awards. When stock appreciation rights are exercised or when performance awards are settled or paid, the amount of cash and the fair market value of property received by the employee (including shares) will be ordinary income, unless the property is subject to transfer restrictions or forfeiture.

Restricted Stock. Restricted Stock granted under the 2010 Plan may, in the determination of the Plan Administrator, be subject to rights of repurchase, forfeiture and other transfer restrictions. The tax consequences of stock granted under the 2010 Plan depends on whether the stock is subject to restrictions and, if so, whether the restrictions are deemed to create a “substantial risk of forfeiture” under Section 83 of the Code (for example, stock granted under the 2010 Plan that is subject to forfeiture if the employee terminates employment prior to the time the restrictions lapse, which right lapses over a period of continued employment, is considered a “substantial risk of forfeiture” under Section 83 of the Code). If stock is not subject to a “substantial risk of forfeiture,” the employee normally will recognize taxable ordinary income equal to the value of the stock on the date on which the stock is granted less any amount paid for that stock. If the stock is subject to a “substantial risk of forfeiture,” the employee normally will recognize taxable ordinary income as and when the “substantial risk of forfeiture” lapses in the amount equal to the fair market value of the shares at the time they are no longer subject to the “substantial risk of forfeiture” less the amount paid for the stock. Upon disposition of the stock, the employee will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for the stock plus any amount recognized as ordinary income upon grant or vesting of the stock. The gain or loss will be long- or short-term depending on how long the employee held the stock.

A recipient of stock subject to a “substantial risk of forfeiture” may make an election under Code Section 83(b) to recognize ordinary income on the date the employee receives the restricted stock, rather than waiting until the “substantial risk of forfeiture” lapses. If the employee makes a Section 83(b) election, the employee will be required to recognize as ordinary income on the date the employee receives the stock grant the difference, if any, between the fair market value of the stock on the award date and the purchase price paid. If the employee makes a Section 83(b) election, the employee will not be required to recognize any income when the “substantial risk of forfeiture” lapses.

The shares acquired will have a cost basis equal to the fair market value on the date the restrictions lapse (or the date of grant if a Section 83(b) election is made). When the employee disposes of the shares acquired, any amount received in excess of the share’s cost basis will be treated as long- or short-term capital gain, depending upon the holding period of the shares. If the amount the employee receives is less than the cost basis of the shares, the loss will be treated as long- or short-term capital loss, depending upon the holding period of the shares.

Other Awards. In addition to the types of awards described above, the 2010 Plan authorizes certain other awards that may include payments in cash, common stock, or a combination of cash and common stock. The tax consequences of such awards will depend upon the specific terms of such awards. Generally, however, a participant who receives an award payable in cash will recognize ordinary income with respect to such award at the earliest time at which the participant has an unrestricted right to receive the amount of the cash payment, and the Company will be entitled to a corresponding deduction at that time. In general, the sale or grant of stock to a participant under the 2010 Plan will be a taxable event at the time of the sale or grant if such stock at that time is not subject to a substantial risk of forfeiture or is transferable within the meaning of Section 83 of the Internal Revenue Code in the hands of the participant. (For such purposes, stock is ordinarily considered to be transferable if it can be transferred to another person who takes the stock free of any substantial risk of forfeiture.) In such case, the participant will recognize ordinary income, and the Company will be entitled to a deduction, equal to the excess of the fair market value of such stock on the date of the sale or grant over the amount, if any, paid for such stock. Stock that at the time of receipt by a participant is subject to a substantial risk of forfeiture and that is not transferable within the meaning of Section 83 generally will be taxed under the rules applicable to Restricted Stock as described above.

Other Tax Issues. The terms of awards granted under the 2010 Plan may provide for accelerated vesting or payment of an award in connection with a change of control of the Company. In that event and depending upon the individual circumstances of the recipient, certain amounts with respect to such awards may constitute “excess parachute payments” under the “golden parachute” provisions of the Internal Revenue Code. Pursuant to these provisions, a participant will be subject to a 20% excise tax on any “excess parachute payments” and the Company will be denied any deduction with respect to such payment.

In general, Section 162(m) of the Internal Revenue Code imposes a $1,000,000 limit on the amount of compensation that may be deducted by the Company in any tax year with respect to the Company’s named executive officers, including any compensation relating to an award granted under the 2010 Plan. Compensation that is considered to be performance-based will not have to be taken into account for purposes of the $1,000,000 limitation, and accordingly, should be deductible by the Company without limitation under Section 162(m). Provided an option is approved by a committee comprised of two or more “outside directors,” has an exercise price of at least fair market value on the date of grant, the plan under which the option is granted imposes a per person limit on the number of shares covered by awards and the material terms of the plan under which the option is granted have been disclosed to and approved by stockholders, any compensation deemed paid by the Company in connection with the disqualifying disposition of incentive stock option shares or the exercise of non-statutory options will qualify as performance-based compensation for purposes of Section 162(m). An award may also qualify as performance-based compensation if the administrator conditions the grant, vesting, or exercisability of such an award on the attainment of a pre-established objective performance goal.

If any award granted under the 2010 Plan is considered deferred compensation under Internal Revenue Code Section 409A, then certain requirements must be met for the deferral to be effective for federal tax purposes. These requirements include: ensuring that any election to defer made by the employee is done within the time period(s) permitted by Section 409A; certain limitations on distributions; and, the prohibition of accelerating the time or schedule of any payment of deferred amounts except in certain permitted circumstances. If these requirements are not met, the employee will be immediately taxable on such purportedly deferred amounts, a penalty of 20% of such amounts deferred after December 31, 2004 will be imposed, and interest will accrue at the underpayment rate plus one percent on the underpayments that would have occurred had the compensation been includible in the taxable year in which first deferred or, if later, the first taxable year in which such deferred compensation is not subject to a substantial risk of forfeiture.

The taxable income resulting from awards under the 2010 Plan, other than incentive stock options, will constitute wages subject to withholding and the Company will be required to make whatever arrangements are necessary to ensure that funds equaling the amount of tax required to be withheld are available for payment, including the deduction of required withholding amounts from the employee’s other compensation and requiring payment of withholding amounts as part of the exercise price or as a condition to receiving shares pursuant to an award. The Company will generally be required to withhold applicable taxes with respect to any ordinary income recognized by a participant in connection with awards made under the 2010 Plan. Whether or not such withholding is required, the Company will report such information to the Internal Revenue Service as may be required with respect to any income attributable to transactions involving awards.

Dividends paid on the restricted shares prior to the lapse of restrictions will be taxable as additional compensation income to the recipient in the year received and subject to withholding.

New Plan Benefits and Previously Awarded Options

The awards, if any, that will be made to eligible persons under the 2010 Plan are subject to the discretion of the Compensation Committee and, therefore, we cannot currently determine the benefits or number of shares subject to awards that may be granted in the future to our executive officers, employees and directors under the 2010 Plan. Therefore, a New Plan Benefits Table is not provided.

Outstanding Equity Awards as of December 31, 2015

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2015 for each of the below officers. The table also reflects unvested and unearned stock awards assuming a market value of $0.21 a share (the closing stock price of the Company’s stock on December 31, 2015).

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Unexercisable)	Number of Securities Underlying Unexercised Options (# Exercisable)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested($)
James A. Watt	—	—	—	—	695,000	145,950
Frank T. Smith	—	—	—	—	450,000	94,500
Saema Somalya(1)	—	125,000	1.11	3/12/18	38,733	8,134
Jeffrey Keeler(2)	—	125,000	1.11	3/12/18	30,276	6,358

(1)	Ms. Somalya, former Senior Vice President and General Counsel, resigned effective December 31, 2015.
(2)	Mr. Keeler, former Vice President of Corporate Development, resigned effective December 31, 2015.

Executive Severance Plan

In December 2015, the Company adopted the Warren Resources, Inc. First Amended and Restated Executive Severance Plan (the “Executive Severance Plan”), which offers severance payments to our executives upon certain involuntary terminations of employment.

The payments under the Executive Severance Plan for the CEO of the Company may be summarized as follows:

•	Upon an involuntary termination of employment without cause occurring in the absence of a change in control of the Company, the Executive Severance Plan provides a lump sum severance payment equal to two years of the executive’s base salary and reimbursement for up to nine months of Consolidated Omnibus Reconciliation Act (“COBRA”) benefits.

•	In the event there is a change in control of the Company and employment is involuntarily terminated without cause within two years thereafter, the Executive Severance Plan provides a lump sum severance payment equal to the sum of two and a half years of the executive’s base salary, the average of the executive’s incentive bonus for the three years preceding termination (excluding any bonus paid in 2016), and reimbursement for up to nine months of COBRA benefits.

The payments under the Executive Severance Plan for Vice Presidents and Senior Vice Presidents may be summarized as follows:

•	Upon an involuntary termination of employment without cause occurring in the absence of a change in control of the Company, the Executive Severance Plan provides a lump sum severance payment equal to one year of the executive’s base salary and the pro-rated portion of the executive’s current year incentive bonus.

•	In the event there is a change in control of the Company and employment is involuntarily terminated without cause within two years thereafter, the Executive Severance Plan provides a lump sum severance payment equal to the sum of two years of the executive’s base salary, the average of the executive’s incentive bonus for the three years preceding termination, and the pro-rated portion of the executive’s current year incentive bonus.

The Executive Severance Plan does not provide for any accelerated vesting or other enhancement of terms with respect to any of the outstanding equity awards held by our executive officers. The terms of the change in control agreements and offer letters that entitle employees to accelerated vesting or enhanced terms are set forth separately under the discussion of “NEO Employment Arrangements.”

We maintain the Executive Severance Plan to enhance our executives’ dedication, objectivity, and productivity and encourage retention in the event of an actual or threatened change in control. The Executive Severance Plan better aligns the interests of our executive officers with those of our stockholders by enabling our executive officers to consider corporate transactions that are in the best interests of our stockholders and other stakeholders without undue concern over whether a transaction may jeopardize their employment.

Director Compensation for 2015

The following table sets forth information concerning total director compensation during the 2015 fiscal year for each non-employee director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)
Lance Peterson(1)	26,589	—	—	26,589
Dominick D’Alleva	148,000	—	13,600	161,600
Chet Borgida	126,000	—	13,600	139,600
Anthony L. Coehlo	130,000	—	13,600	143,600
Leonard DeCecchis	124,000	—	13,600	137,600
Marcus C. Rowland(3)	67,500	—	13,600	81,100
Espy P. Price	91,500	—	13,600	105,100
Thomas Noonan(4)	10,000	—	—	10,000

(1)	Lance Peterson was appointed Interim CEO and became an employee of the Company as of December 2014. Mr. Peterson stepped down from the position of Interim CEO in November of 2015 after the appointment of James A. Watt as President and CEO.
(2)	The amounts included in the “Option Awards” column represent the aggregate grant date value computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification(tm) (ASC) Topic 718. As of December 31, 2015, each of the non-employee directors had aggregate outstanding stock options as follows: Mr. Borgida-100,409 vested and exercisable stock options and 87,772 unvested stock options that vest over the course of 2016, 2017 and 2018; Mr. Coehlo-100,409 vested and exercisable stock options and 87,772 unvested stock options that vest over the course of 2016, 2017 and 2018; Mr. D’Alleva-85,409 vested and exercisable stock options and 87,772 unvested stock options that vest over the course of 2016, 2017 and 2018; Mr. DeCecchis-70,409 vested and exercisable stock options and 87,772 unvested stock options that vest over the course of 2016, 2017 and 2018; Mr. Price-70,409 vested and exercisable stock options and 22,637 unvested stock options that vest over the course of 2016,2017 and 2018 7,808 RSUs that vest over the course of 2016 and 2017; Mr. Peterson-26,860 unvested stock options that vest over the course of 2016, 2017 and 2018.
(3)	Mr. Rowland resigned from the Board of Directors effective March 4, 2016.
(4)	Mr. Noonan resigned from the Board of Directors following the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders.

Plan	Number of Shares Authorized for Issuance under Plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock ($/Sh)	Number of securities remaining available for future issuance under equity compensation plans
2010 Stock Incentive Plan	9,950,000	4,871,057	1.85	2,828,650

Total	9,950,000	4,871,057	1.85	2,828,650

In the event that Warren or Warren E&P, Inc. is acquired by merger, consolidation, asset sale or equity sale, outstanding options will be assumed, or equivalent options will be issued by the successor corporation. If the successor corporation refuses to assume or substitute the options, the Compensation Committee may accelerate the participants’ rights to exercise for a limited period of time after which the options would terminate. With respect to restricted stock awards (including RSUs), the Compensation Committee could also elect to terminate any vested awards in exchange for cash payments.

Directors and Executive Officers

As of April 28, 2016, the directors and executive officers of the Company beneficially owned, in the aggregate, 5,005,539 shares of Warren common stock (approximately 5.9% of the outstanding shares entitled to vote at that time).

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)(2)	Percentage of Ownership
James A. Watt	0	*
Frank T. Smith	0	*
Lance Peterson	3,793,334	4.4%
Zachary Waite	64,190	*
Dominick D’Alleva	612,917	*
Leonard DeCecchis	139,202	*
Chet Borgida	121,572	*
Anthony L. Coehlo	108,722	*
Espy P. Price	165,602	*

All directors and executive officers as a group (9 persons)	5,005,539	5.9%

*	Less than one percent.
(1)	The shares shown include the following shares that directors and executive officers have the right to acquire within 60 days after April 28, 2016, through the exercise of vested stock options: Dominick D’Alleva, 39,393 shares; Leonard DeCecchis, 39,393 shares; Chet Borgida, 44,393 shares; Anthony L. Coelho, 44,393 shares; and Espy P. Price, 27,682 shares.
(2)	The shares shown exclude RSUs that directors and executive officers have the right to acquire within 60 days after April 28, 2016, which convert into the following amount of Warren stock: Espy P. Price, 3,904 shares.

Certain Beneficial Owners

N/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership (“Form 3”) and reports of changes in beneficial ownership of common stock and other equity securities of the Company (“Form 4”). Executive officers, directors and greater than ten percent stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all reporting obligations of the Company’s officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2015.

Changes in Control

The Company continues to engage in discussions with its first lien lender, second lien lender and an ad hoc group of unsecured noteholders, regarding a restructuring of its debt obligations, which may occur as an out-of-court restructuring or pursuant to a bankruptcy court proceeding. See Items 1 and 2: Business and Properties—Business Strategy—Improve the Capital Structure in the Original Filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons, Promoters And Certain Control Persons

The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct, which prohibits conflicts of interest between a director, officer or employee and the Company. The Code of Ethics and Business Conduct requires directors, officers and employees to inform the Company of any transaction that involves related parties and that may give rise to a conflict of interest. Our Audit Committee, pursuant to the Audit Committee Charter, has oversight for related person transaction and compliance with our code. The Audit Committee will review, ratify or approve, as necessary, any related person transactions prior to the transaction being entered into, or ratify any related person transactions that have not been previously approved, in which a director, five percent owner, executive officer or immediate family member of any such person has a material interest, and which the transaction is in an amount in excess of $120,000, either individually or in the aggregate of several transactions during any calendar year.

On July 6, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Citrus, Citrus Energy Appalachia, LLC, a wholly owned subsidiary of Citrus, TLK Energy, LLC, and Troy Energy Investments, LLC, pursuant to which the Company acquired substantially all of Citrus’ Marcellus Shale assets in August 2014 for total consideration of $352.5 million, consisting of approximately $312.5 million of cash and the issuance of 6,666,667 shares of our common stock (the “Citrus Acquisition”). The Purchase Agreement also provides for a potential earn out payment not to exceed $8.5 million. Mr. Peterson is the CEO and President of Citrus and holds 50% of the issued and outstanding equity of Citrus. On December 4, 2014, Citrus transferred 3,333,334 shares of our common stock to Mr. Peterson pursuant to an in-kind dividend of all of the shares of our common stock held by Citrus. The remaining shares of our common stock held by Citrus were transferred to the other Citrus stockholder in connection with the in-kind dividend.

In connection with the closing of the Citrus Acquisition, the Company entered into a transition services agreement with Citrus pursuant to which Citrus provides certain transition services to the Company. The transition services agreement provides for the payment of approximately $290,000 by the Company to Citrus for such services.

The Company also entered into a commitment agreement with Citrus Energy Appalachia, LLC (“CEA”) in connection with the closing of the Citrus Acquisition, pursuant to which the Company committed to drill and complete two (2) horizontal Upper Marcellus Shale wells (the “Commitment Wells”) and pay for a portion of CEA’s share of such well costs (the “Commitment Agreement”). The Commitment Agreement provides specifically that, until January 1, 2016, in addition to the Company paying its own working interest share, it will pay 100% of CEA’s working interest share of all capital costs and expenses incurred in connection with drilling, completing and equipping one or more Upper Marcellus wells (including the Commitment Wells) located on properties acquired from Citrus, up to an aggregate amount of $3.5 million.

Board Independence

In accordance with the NASDAQ Stock Market rules, the Board must affirmatively determine the independence of each director. The Board of Directors has determined each of the following directors to be an “independent director” as such term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules:

Anthony Coelho

Dominick D’Alleva

Leonard DeCecchis

Espy P. Price

Chet Borgida

The Board of Directors has also determined that each member of the three committees of the Board currently meets the independence requirements applicable to those committees prescribed by the NASDAQ. In determining Mr. Price’s independence, the Board considered his service as Interim CEO in 2012 and concluded that such service does not impair his independence, giving particular consideration to the short duration of such service. The Board of Directors has further determined that Chet Borgida and Leonard DeCecchis, members of the Audit Committee of the Board of Directors, are “Audit Committee Financial Experts” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company in each of the last two fiscal years by Grant Thornton LLP:

	2015($)	2014($)
Audit Fees(1)	708,978	738,000

Audit Related Fees	—	—
Tax Fees(2)	25,000	29,000
All Other Fees	30,100	—
Totals	764,078	767,000

(1)	Represents fees for the 2015 and 2014 audit and quarterly reviews, as well as the preparation of comfort letters, consents and assistance with and review of documents filed with the SEC in 2015 and 2014, including approximately $552,617 related to the annual audit, $123,450 related to interim reviews, and $119,000 related to services provided in connection with the Citrus Acquisition and other SEC regulatory filings.

(2)	Represents fees for assisting management in the preparation of the corporate tax return.

Pre-approval Policies and Procedures

Prior to engagement of the independent auditor, management submits an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.    Audit services include audit work performed in the annual audit of the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including quarterly reviews, consents and assistance with and review of documents filed with the SEC, comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.    Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.    Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance.

4.    Other Fees are those associated with services not captured in the other categories. The Company generally doesn’t request such services from the independent auditor.

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

For 2015 and 2014, 100% of the accounting fees and services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3)    Exhibits required to be filed by Item 601 of Regulation S-K .

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Amendment No. 1 to the Annual Report on Form 10-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.

By:	/s/ JAMES A. WATT James A. Watt Chief Executive Officer

By:	/s/ FRANK T. SMITH, JR. Frank T. Smith, Jr. Senior Vice President and Chief Financial Officer

By:	/s/ JOHN R. POWERS John R. Powers Vice President, Chief Accounting Officer and Controller

Dated: May 26, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

2.1(40)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2(41)	First Amendment and Waiver to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

3.1(17)	Articles of Incorporation of Registrant filed May 20, 2004 (Maryland)

3.2(14)	Bylaws of the Registrant, dated June 2, 2004

3.3(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1(18)	Specimen Stock Certificate for Common Stock (Maryland)

4.2(6)	Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3(43)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4(45)	Form of Note (included in Exhibit 4.3)

4.5(42)	Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.7(61)	Registration Rights Agreement, dated as of October 22, 2015, between Warren Resources, Inc. and the holders named therein

4.8†	Indenture, dated as of June 1, 1997, by and between Warren Resources, Inc., as Issuer, and Continental Stock Transfer & Trust Company, as Trustee

4.9†	Indenture, dated as of February 1, 1998, by and between Warren Resources, Inc., as Issuer, and Continental Stock Transfer & Trust Company, as Trustee

10.1(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3(3)*	2001 Stock Incentive Plan

10.4(4)*	2001 Key Employee Stock Incentive Plan

Exhibit No.	Description

10.5(5)*	Form of Indemnification Agreement

10.6(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

10.8(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12(21)*	2010 Stock Incentive Plan

10.13(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

10.16(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19(28)*	Amendment to 2010 Stock Incentive Plan

10.20(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23(32)*	Warren Resources, Inc. Severance Plan

10.24(33)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

Exhibit No.	Description

10.25(35)*	Form of Incentive Stock Option Award Agreement

10.26(36)*	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.27(37)*	Form of Restricted Stock Unit Agreement

10.28(38)	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 9, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender, amending the Second Amended and Restated Credit Agreement dated as of December 15, 2011, as amended

10.29(39)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.30(46)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

10.31(47)	Third Amended and Restated Credit Agreement, dated as of August 11, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.32(48)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 26, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.33(49)*	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34(50)*	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.35(51)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

10.36(52)*	Warren Resources, Inc. Executive Severance Plan

10.37(53)*	Form of Change in Control Agreement by and between Warren Resources, Inc. and each of Saema Somalya and Jeffrey Keeler

10.38(54)*	Offer Letter, dated December 24, 2013 and effective February 16, 2014, between Warren Resources, Inc. and Saema Somalya

10.39(55)*	Offer Letter, dated December 3, 2013 and effective January 8, 2014, between Warren Resources, Inc. and Jeffrey Keeler

10.40(56)	Credit Agreement dated as of May 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, the lenders party thereto, with GSO Capital Partners LP, as Sole Lead Arranger and Sole Bookrunner

10.41(77)	Swap Intercreditor Agreement dated as of May 22, 2015 among Warren Resources, Inc. and certain of its subsidiaries, Cargill, Incorporated, as the Initial Secured Swap Counterparty, the Secured Swap Counterparties listed therein, Wilmington Trust National Association, as administrative agent and each other Person that from time to time becomes a party thereto

Exhibit No.	Description

10.42(78)	Exchange Agreement dated as of May 22, 2015, by and between Warren Resources, Inc. and the Holders listed on Exhibit A thereto

10.43(79)	Security Agreement dated as of May 22, 2015, made by Warren Resources, Inc. and certain of its Subsidiaries in favor of Wilmington Trust, National Association, as Administrative Agent

10.44(80)	Pledge Agreement dated as of May 22, 2015, among Warren Resources, Inc., Warren Resources of California, Inc., Warren Resources E&P, Warren Marcellus LLC, and Wilmington Trust, National Association, in its capacity as Administrative Agent under the Credit Agreement

10.45(81)	Guaranty dated as of May 22, 2015, made by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC in favor of Wilmington Trust, National Association, in its capacity as administrative agent under the Credit Agreement

10.46(57)	Second Amendment to the Warren Resources, Inc. 2010 Stock Incentive Plan

10.47(58)	Retention Agreement with Stewart Skelly dated October 15, 2015

10.48(59)	Retention Agreement with Saema Somalya dated October 15, 2015

10.49(60)	Retention Agreement with Jeffrey Keeler dated October 15, 2015

10.50(62)	Second Lien Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders party thereto

10.51(82)	Intercreditor Agreement dated as of October 22, 2015, among Wilmington Trust, National Association as First Lien Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time party thereto and Cortland Products Corp., as Second Lien Credit Agreement Agent

10.52(83)	Form of Exchange Agreement dated as of October 22, 2015, by and between Warren Resources, Inc., and the funds listed on the signature pages thereof

10.53(84)	Security Agreement dated as of October 22, 2015, made by Warren Resources, Inc. and certain of its Subsidiaries in favor of Cortland Products Corp., as Administrative Agent

10.54(85)	Pledge Agreement dated as of October 22, 2015, among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Marcellus LLC, and Cortland Products Corp., in its capacity as Administrative Agent under the Credit Agreement

10.55(86)	Guaranty dated as of October 22, 2015, made by Warren Resources of California, Inc., Warren E&P, Inc. and Warren Marcellus LLC in favor of Cortland Products Corp., in its capacity as administrative agent under the Credit Agreement

10.56(63)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto

10.57(64)	Retention Agreement with Brian Gelman dated November 4, 2015

10.58(65)*	Offer of Employment to James A. Watt dated November 13, 2015

10.59(66)*	Offer of Employment to Frank T. Smith dated November 25, 2015

10.60(67)	First Amended and Restated Executive Severance Plan

10.61(68)	Consulting Services Agreement with Jeffrey Keeler, effective as of January 1, 2016

Exhibit No.	Description

10.62(69)	Consulting Services Agreement with Somalya Law PLLC, effective as of January 5, 2016

10.63(70)	Separation Agreement with Jeffrey Keeler, dated December 28, 2015

10.64(71)	Separation Agreement with Saema Somalya, dated December 31, 2015

10.65(72)	Separation Agreement with Stewart Skelly, dated December 29, 2015

10.66(73)	First Amendment to the Separation Agreement and General Release with Stewart Skelly, dated February 8, 2016

10.67(74)	Consulting Services Agreement with Brian Gelman, dated February 16, 2016

10.68(75)	Separation and Release Agreement with Brian Gelman, dated February 16, 2016

10.69(76)*	Offer of Employment to John R. Powers dated December 1, 2015

14.1(9)	Code of Ethics for Senior Financial Officers

21.1(87)	Subsidiaries of the Registrant

23.1(88)	Consent of Grant Thornton LLP

23.2(89)	Consent of Netherland, Sewell & Associates, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

32†	Certification of CEO and CFO pursuant to Section 1350

99.1(90)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101(91)	The following materials from the Warren Resources, Inc. Annual Report on Form 10 -K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†	Filed herewith
*	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(5)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(9)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003
(10)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(11)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(12)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(13)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(14)	Incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005
(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 14, 2005
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009
(21)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013
(34)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014
(40)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(41)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(42)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(43)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014

(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(45)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(47)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 2, 2014
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(50)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on April 4, 2015
(53)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(54)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(55)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(56)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on May 26, 2015
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on June 8, 2015
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(59)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(60)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(61)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(62)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015

(63)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(64)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 6, 2015
(65)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 16, 2015
(66)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2015
(67)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 9, 2015
(68)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(69)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(70)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(71)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(72)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(73)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 9, 2016
(74)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(75)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(76)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(77)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(78)	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(79)	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(80)	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(81)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016

(82)	Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(83)	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(84)	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(85)	Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(86)	Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(87)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(88)	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(89)	Incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(90)	Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016
(91)	Incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on March 17, 2016