Form 10-Q
period 2016-03-31
WARREN RESOURCES INC
filed 2017-04-07
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-33275

WARREN RESOURCES, INC.

(Exact Name of Registrant as Specified in its Charter.)

Delaware	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5420 LBJ Freeway, Suite 600 Dallas, TX	75240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(214) 393-9688

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of Registrant’s outstanding shares on April 7, 2017 was 10,000,000 shares of Common Stock, $0.01 par value.

WARREN RESOURCES, INC. AND SUBSIDIARIES

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
	(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,773	$26,764
Accounts Receivable, net of allowance for doubtful accounts of $701 at March 31, 2016 and $16 at December 31, 2015	8,494	9,880
Restricted investment in U.S. Treasury Bonds – available for sale, at fair value (amortized costs of $1,156 at March 31, 2016 and $1,138 at December 31, 2015)	1,523	1,448
Derivative financial instruments	9,402	11,081
Other current assets	4,195	5,439

Total current assets	41,387	54,612

Other Assets
Oil and gas properties – at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and impairment (includes unproved properties excluded from amortization of $- at March 31, 2016 and $14,658 at December 31, 2015)	97,294	162,685
Property and equipment - at cost, net	1,440	1,548
Other assets	3,012	3,107

Total other assets	101,746	167,340

	$143,133	$221,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$37,371	$43,124
First lien credit facility, net of debt issuance costs of $4,698 at March 31, 2016 and $4,980 at December 31, 2015	229,967	229,685
Second lien credit facility, net of debt issuance costs of $1,850 at March 31, 2016 and $1,952 at December 31, 2015	73,435	72,960
Senior notes, net of debt issuance costs of $4,356 at March 31, 2016 and $5,482 at December 31, 2015	161,082	159,885
Convertible debentures, net of debt issuance costs of $92 at March 31, 2016 and $96 at December 31, 2015	1,520	1,540

Total current liabilities	503,375	507,194
Long-term liabilities
Other long-term liabilities	39,364	38,322

Total liabilities	542,739	545,516

Commitment and Contingencies
Stockholders’ Equity (Deficit)
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2016 and 2015, respectively (aggregate liquidation preference $128,437 in 2016 and 2015)	128	128
Common stock, $.0001 par value, authorized 100,000,000 shares, issued 85,250,025 shares in 2016 and 85,203,466 shares in 2015	9	9
Additional paid-in capital	516,883	516,715
Accumulated deficit	(916,872)	(840,606)
Accumulated other comprehensive income, net of applicable income taxes	246	190

Total stockholders’ equity (deficit)	(399,606)	(323,564)

	$143,133	$221,952

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Operating Revenues
Oil and gas sales	$11,231	$24,590
Transportation revenue	1,045	1,188

Total revenues	12,276	25,778

Operating Expenses
Lease operating expenses and taxes	10,999	12,508
Depreciation, depletion and accretion	10,411	17,191
Impairment expense	56,702	91,375
Transportation expense	273	577
General and administrative	4,957	5,019

Total operating expenses	83,342	126,670

Income (loss) from operations	(71,066)	(100,892)
Other income (expense)
Interest and other income (expense)	(272)	17
Interest expense	(10,299)	(5,234)
Gain on financial instruments	5,511	3,960
Loss on contingent consideration	(140)	(130)

Total other income (expense)	(5,200)	(1,387)

Income (loss) before provision for income taxes	(76,266)	(102,279)
Deferred income tax (benefit) expense	—	(8)

Net loss	(76,266)	(102,271)
Less dividends and accretion on preferred shares	—	3

Net loss applicable to common stockholders	$(76,266)	$(102,274)

Loss per common share - Basic and diluted	($0.90)	($1.26)
Weighted average common shares outstanding - Basic and diluted	85,213,025	80,869,169

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(76,266)	$(102,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(18)	(17)
Accretion of discount on senior notes	71	131
Accretion of second lien premium	(1,175)	—
Amortization of deferred bond offering costs	594	515
Depreciation, depletion and accretion	10,411	17,191
Impairment expense	56,702	91,375
Deferred tax expense (benefit)	—	(8)
Change in fair value of derivative financial instruments	1,678	37
Loss on contingent consideration	140	—
Stock-based compensation	167	1,079
Bad debt expense	701	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable - trade	843	3,717
(Increase) decrease in other assets	2,173	(1,439)
Increase (decrease) in accounts payable and accruals	(4,052)	(4,030)
Decrease in other long term liabilities	—	(288)

Net cash provided by (used in) operating activities	(8,031)	5,992
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(868)	(22,992)
Purchase of property and equipment	(59)	(451)

Net cash used in investing activities	(927)	(23,443)
Cash flows from financing activities:
Payments on debt issuance costs	(8)	—
Payments on debt and debentures	(25)	—
Proceeds from Credit Facility	—	19,000
Payments on taxes of vested restricted stock and proceeds from the exercise of options	—	(292)

Net cash provided by (used in) financing activities	(33)	18,708

Net increase (decrease) in cash and cash equivalents	(8,991)	1,257
Cash and cash equivalents at beginning of period	26,764	1,703

Cash and cash equivalents at end of period	$17,773	$2,960

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$5,684	$11,432
Income taxes paid	—	—
Noncash investing and financing activities
Accrued preferred stock dividend	$—	$3

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2016	2015
	(in thousands)
Net loss	$(76,266)	$(102,271)
Other comprehensive loss:
Gain (loss ) on investments available for sale	56	(11)

Comprehensive loss	$(76,210)	$(102,282)

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Warren Resources, Inc. (the “Company,” “Warren Resources,” “Warren,” “we” or “us”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company was incorporated under the laws of the state of Maryland prior to incorporation in the state of Delaware effective October 5, 2016. The Company’s properties are primarily located in California, Pennsylvania, and Wyoming.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2016 and December 31, 2015, the consolidated results of operations for the three months ended March 31, 2016 and 2015, the consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015 and consolidated cash flows for the three months ended March 31, 2016 and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2015. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2015 Annual Report on Form 10-K.

Going Concern

As a result of the impacts to the Company’s financial position resulting from declining industry conditions and in consideration of the substantial amount of debt outstanding, the Company determined that a filing under Chapter 11 provided the most expeditious manner in which to enhance its liquidity position and effect a substantial reduction in its debt obligations. As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured. Additionally, our independent registered public accounting firm expressed their audit opinion dated March 17, 2016 on the financial statements dated December 31, 2015 with a going concern uncertainty explanatory paragraph.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified in order to conform to the current year presentation.

Emergence from Voluntary Reorganization under Chapter 11

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.    The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc. (“Warren E&P”), Warren Resources of California, Inc. (“Warren California”), Warren Marcellus, LLC (“Warren Marcellus”), Warren Energy Services, LLC and Warren Management Corp., (together the “Chapter 11 Subsidiaries”) which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”). On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order filed on Form 8-K with the Securities and Exchange Commission (the “SEC”) on September 20, 2016.

Accounts Receivable

Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2016, the Company has an allowance for doubtful accounts of $701,000. The allowance for doubtful accounts at December 31, 2015 was $16,000.

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

In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. The Company recorded impairment expenses of $56.7 million and $91.4 million for the three months ended March 31, 2016 and 2015, respectively.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred. No impairment expense for unevaluated oil and gas properties was recorded for the three months ended March 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-9, Compensation-Stock Compensation (ASU 2016-9). For public business entities, ASU 2016-9 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. As there are multiple amendments in this ASU, the FASB has issued guidance on how an entity should apply each amendment, either prospectively or retrospectively. The Company is in the process of assessing the effects of the application on the new guidance.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments (ASU 2016-06). For public business entities, ASU 2016-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. ASU 2016-06 provides new guidance that simplifies the analysis of whether a contingent put or call option in a debt instrument qualifies as a separate derivative. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is in the process of assessing the effects of the application of the new guidance.

In February 2016, the FASB issued ASU No. 2016-06, Leases (Topic 842) (ASU 2016-02). For public business entities, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity should apply the amendments in this ASU on a modified retrospective basis. The transition will require application of the new guidance at the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of assessing the effects of the application of the new guidance.

In April 2015, the Financial Accounting Standard Board issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company has implemented this standard in the attached financial statements.

NOTE B—DEBT

Current maturing long-term debt, net of debt issuance costs and discounts, consisted of the following for the balance sheets dated:

	March 31, 2016	December 31, 2015
	(in thousands)
First Lien Credit Facility	$229,967	$229,685
Second Lien Credit Facility	73,435	72,960
Convertible Debentures	1,520	1,540
Senior Notes	161,082	159,885

	466,004	464,070
Less current portion	(466,004)	(464,070)

Long-term portion	$—	$—

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

The conditions applicable to further draw downs under the First Lien Credit Facility were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015. The First Lien Credit Facility was guaranteed by Warren California, Warren E&P and Warren Marcellus, which are three of the Company’s wholly-owned subsidiaries and was collateralized by substantially all of Warren’s assets, including the equity interests of the guarantors. Warren used the proceeds drawn at closing of the First Lien Credit Facility to repay the balance on its former credit facility, and has been released from all legal obligations on such former facility. The Company accounted for this Exchange transaction in accordance with ASC 470 and ASC 405 and as a result recognized a gain on the retirement of debt in the amount of $14.4 million during 2015.

The First Lien Credit Facility is subject to prepayment in respect of asset sales, subject to limited reinvestment rights and certain excluded asset sales. The First Lien Credit Facility also includes certain covenants, including a maintenance covenant requiring the Company to maintain a minimum consolidated first lien leverage ratio. The terms of the maintenance covenant were modified as part of the First Amendment to the First Lien Credit Facility that was entered into on October 22, 2015.

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

The annual interest rate on borrowings under the First Lien Credit Facility was 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and was payable quarterly in arrears on the next to last business day of each March, June, September and December. At March 31, 2016 the interest rate was 9.5%.

On November 9, 2015, $15 million of additional borrowings were drawn depleting the total available under the facility. The balance outstanding at March 31, 2016 was $230.0 million which was net of debt issuance costs of $4.7 million.

On the Effective Date, pursuant to the Plan, all amounts outstanding under the Company’s previously existing First Lien Credit Facility were cancelled and the obligation thereunder terminated, released and discharged. Lenders under the First Lien Credit Facility received distributions of the Company’s common stock, par value $0.01 (the “New Common Stock”) under the Plan, and entered into a new term loan facility with the Company (the Exit Credit Facility as discussed below).

Second Lien Credit Facility and Senior Note Exchange

On October 22, 2015, the Company entered into a second lien credit facility (the “Second Lien Credit Facility”) by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time party thereto. The Second Lien Credit Facility provided for a five-year, approximately $51.0 million term loan facility that matured on November 1, 2020. At closing, certain of the lenders exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Facility, and (ii) four million (4,000,000) shares of Company Common Stock and, in addition, extended credit in the form of new second lien term loans in the amount of approximately $11.0 million. The annual interest rate on borrowings under the Second Lien Facility was 12%, with interest payable semi-annually in arrears on each April 20 and October 20. On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company could elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding. For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company could elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding. The amount of accrued unpaid potential “PIK” interest outstanding on the Second Lien Credit facility at March 31, 2016 was $2.7 million.

The transaction was accounted for as a troubled debt restructuring in accordance with ASC 470, whereby no gain on the retirement of debt was recognized and a premium on the issuance equal to the amount of debt retired could be amortized over the life of the instrument. The value of the Second Lien Credit Facility premium at March 31, 2016 was $21.5 million. The total outstanding balance at March 31, 2016 amounted to $73.4 million which was net of debt issuance costs of $1.8 million.

On the Effective Date, pursuant to the Plan, all amounts outstanding under the Company’s previously existing Second Lien Credit Facility were cancelled and the obligation thereunder terminated, released and discharged. Lenders under the Second Lien Credit Facility received distributions of New Common Stock under the Plan. Additionally, the lenders under the prepetition Second Lien Credit Facility were party to the Warrant Agreement, pursuant to which they received warrants (the “Warrants”).

9.000% Senior Notes due 2022

On August 11, 2014, we acquired essentially all of the Marcellus Assets (the “Marcellus Assets”) of Citrus Energy Corporation (“Citrus”) and two other working interest owners (the “Marcellus Asset Acquisition”). To finance the Marcellus Asset Acquisition, on August 11, 2014, the Company issued 9.000% senior notes in a private offering at a price equal to 98.617% for a total of $300 million due to mature on August 1, 2022 (the “Unregistered Senior Notes”). Interest was payable on the Unregistered Senior Notes semi-annually in arrears at a rate of 9.000% per annum on each February 1 and August 1.

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

On July 27, 2015, substantially all of the outstanding Unregistered Senior Notes were exchanged for an equal principal amount of registered 9.000% Senior Notes due 2022 pursuant to a registration statement on Form S-4 that was declared effective by the SEC on June 19, 2015 under the Securities Act (the “Registered Senior Notes” and, together with the Unregistered Senior Notes, the “Senior Notes”). The Registered Senior Notes are identical to the Unregistered Senior Notes except that the Registered Senior Notes were registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

In connection with the Second Lien Credit Facility entered into on October 22, 2015, the Company exchanged $63.1 million in face value of Registered Senior Notes previously held by the lenders the Second Lien Credit Facility for approximately $40.1 million of Second Lien Term Loans.

We could redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017. We could also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017. If we should sell certain of our assets or experience certain kinds of changes in control, we could be required to offer to purchase the Senior Notes from the holders. The Senior Notes were fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and were fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions. Warren Resources, Inc. is a holding company with no independent assets or operations. Any subsidiaries of the Company other than the subsidiary guarantors are minor. There were no significant restrictions on the Company’s ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise. The total outstanding balance at March 31, 2016 amounted to $161.1 million which was net of debt issuance costs of $4.4 million.

The Company elected not to pay the semi-annual interest payment of $7.5 million due on February 1, 2016, although it had sufficient liquidity to make the interest payment in full. According to the agreement, this failure to pay was not an immediate event of default, however, the 30-day grace period elapsed on March 2, 2016, creating an event of default. Under the indenture governing the Senior Notes, the trustee or holders of not less than 25% in aggregate principal amount of the Senior Notes outstanding could declare the principal amount of the Senior Notes plus accrued and unpaid interest to be due and payable. The failure to pay interest on the Senior Notes within the 30-day grace period also resulted in events of default under Warren’s first lien credit facility and second lien credit facility, which entitled the administrative agents and lead lenders thereunder to declare all obligations thereunder to be immediately due and payable. No such right was exercised prior to filing from bankruptcy.

On the Effective Date, pursuant to the Plan, the Company’s 9% Senior Notes due 2022 and the indenture governing the Senior Notes were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Holders of the Senior Notes received distributions of New Common Stock under the Plan.

Convertible Debentures

In January, 2016, $25,000 of debentures were exchanged into $25,000 cash. Convertible debenture balances at March 31, 2016, net of debt issuance costs of $92,000, are as follows:

	Maturity date	Principal
		(in thousands)
Secured Convertible 12% Debentures	December 31, 2020	$761
Secured Convertible 12% Debentures	December 31, 2022	759

		$1,520

On the Effective Date, pursuant to the Plan, holders of the Company’s 12% Secured Convertible Bonds due December 31, 2020 and the 12% Secured Convertible Bonds due December 31, 2022 received payment in full in cash such that the claim of such holders was unimpaired, and the trustees under each series of Convertible Debentures were paid reasonable and documented unpaid fees and expenses incurred on or before the Effective Date. On the Effective Date, the Convertible Debentures and the indentures governing each series of Convertible Debentures were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Other than pursuant to the foregoing, holders of the Convertible Debentures did not receive distributions under the Plan in respect of the Convertible Debentures.

NOTE C—STOCKHOLDERS’ EQUITY

Preferred Stock

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

Due to the financial condition of the Company and ultimate filing of bankruptcy in the second quarter of 2016, all preferred stock dividends were suspended in 2016.

Securities Authorized for Issuance Under Compensation Plans

The Company utilizes restricted stock and stock options to compensate employees, officers, directors and consultants. Total stock-based compensation expense related to stock options and restrictive stock award amounted to $0.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

A summary of the Company’s stock options at March 31, 2016 is as follows:

		Weighted
		Average
	Incentive	Exercise
	Options	Price
Outstanding at December 31, 2015	3,593,589	$2.26
Issued	—	—
Exercised	—	—
Forfeited or expired	(218,625)	2.66

Outstanding at March 31, 2016	3,374,964	$2.18

The total intrinsic value of options outstanding at March 31, 2016 was $0.

A summary of the Company’s restricted stock issued to employees as of March 31, 2016 is as follows:

	Number Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,277,468	$0.69
Granted	—	—
Vested	(79,980)	3.65
Forfeited	(10,444)	4.61

Outstanding at March 31, 2016	1,187,004	$0.45

Restricted Stock Awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on the closing stock price on the date of grant.

On the Effective Date, pursuant to the Plan, the previously outstanding shares of the Company’s Prepetition Equity Securities, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company, in each case, outstanding immediately prior to effectiveness of the Plan, were cancelled and ceased to exist.

NOTE D—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Derivative Financial Instruments. The fair values are based upon observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs) and are reported on the Consolidated Balance Sheets at fair value.

9.000% Senior Notes. The fair value is based upon quoted market prices for those or similar investments and are reported on the Consolidated Balance Sheets at face value, net of discount.

	March 31, 2016		December 31, 2015
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets:
Collateral Security Account	$2,949	$2,949	$2,812	$2,812
U.S. Treasury Bonds-Available-For-Sale Securities	1,523	1,611	1,448	1,636
Derivative Financial Instruments	9,402	9,402	11,081	11,081

	March 31, 2016		December 31, 2015
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial liabilities:
Fixed Rate Debentures	3,174	1,611	3,057	1,636
First Lien Credit Facility	234,665	234,665	234,665	234,665
Second Lien Credit Facility	75,285	75,285	74,912	74,912
Senior Notes	21,094	165,438	25,090	165,368

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

March 31, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
U.S. Treasury Bonds—Available-For-Sale Securities	$1,523	$—	$—	$1,523
Derivative Financial Instruments	$—	$9,402	$—	$9,402

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
U.S. Treasury Bonds—Available-For-Sale Securities	$1,448	$—	$—	$1,448
Derivative Financial Instruments	$—	$11,081	$—	$11,081

NOTE E—ASSET RETIREMENT OBLIGATION

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $2.8 million that is legally restricted for potential plugging and abandonment liability in the Wilmington field which is recorded in other assets in the Consolidated Balance Sheets. A reconciliation of the Company’s asset retirement obligations is as follows:

March 31, 2016
(in thousands)
Balance at beginning of period	$31,405
Liabilities incurred in current period	—
Liabilities settled in current period	—
Accretion expense	749

Balance at end of period	$32,154

NOTE F — DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the open financial derivative positions, as of March 31, 2016, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Collar	04/01/16- 06/30/16	250 Bbl/d	$55.00 – 69.97
NYMEX Oil	Collar	01/01/16- 12/31/16	500 Bbl/d	$50.00 – 71.50
NYMEX Gas	Swap	01/01/16- 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16- 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	03/01/16- 10/31/16	10,000 MMBtu/d	$2.72

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Three Months Ended March 31,
Derivatives not designated as Hedging Instrument	2016	2015
	(in thousands)
Realized cash settlements on hedges	$7,171	$3,997
Mark-to-market gain (loss) on hedges	(1,678)	(37)

Total	$5,493	$3,960

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	March 31, 2016 Derivative Assets		December 31, 2015 Derivative Assets
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Commodity—Natural Gas	Current	$7,738	Current	$7,816
Commodity—Oil	Current	1,664	Current	3,265

Total derivatives not designated as hedging instruments		$9,402		$11,081

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

As of March 31, 2016, the counterparty to the Company’s commodity derivative contracts consisted of a financial institution which is also a lender under the Company’s Senior Credit Agreement and share in the collateral supporting the Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

On June 9, 2016, the Company, subsequent to it filing for bankruptcy, received notice that the counterparty to the three NYMEX Gas Swaps contracts was terminating the contracts. The Company received $1.5 million from the counterparty.

NOTE G — SUBSEQUENT EVENTS

Bankruptcy Proceedings

On June 2, 2016, the Debtors filed the Bankruptcy Petitions for the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court, Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.    The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Warren California, Warren Marcellus, Warren Energy Services, LLC and Warren Management Corp., which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered the Confirmation Order approving the Plan. On the “Effective Date, the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

Termination of Material Definitive Agreements

First- and Second-Lien Credit Facilities

On the Effective Date, pursuant to the Plan, all amounts outstanding under the Company’s previously existing first-lien credit facility and second-lien credit facility were cancelled and the obligations thereunder were terminated, released and discharged. Lenders under such first- and second-lien credit facilities received distributions of New Common Stock under the Plan. The Company also entered into the Exit Credit Facility with the lenders of the First Lien Credit Facility.

Indenture

On the Effective Date, pursuant to the Plan, the Company’s 9% Senior Notes due 2022 and the indenture governing the Senior Notes were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Holders of the Senior Notes received distributions of New Common Stock under the Plan.

Convertible Debentures

On the Effective Date, pursuant to the Plan, holders of the Company’s 12% Secured Convertible Bonds due December 31, 2020 and the 12% Secured Convertible Bonds due December 31, 2022 received payment in full in cash such that the claim of such holders was unimpaired, and the trustees under each series of Secured Bonds were paid reasonable and documented unpaid fees and expenses incurred on or before the Effective Date. On the Effective Date, the Secured Bonds and the indentures governing each series of Secured Bonds were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Other than pursuant to the foregoing, holders of the Secured Bonds did not receive distributions under the Plan in respect of the Secured Bonds.

Equity Securities and Related Instruments

Pursuant to the Plan, on the Effective Date, the previously outstanding shares of the Company’s common stock and preferred stock (collectively, the “Prepetition Equity Securities”) were cancelled, and the obligations of the Debtors thereunder were terminated, released and discharged. Holders of the Prepetition Equity Securities did not receive distributions under the Plan in respect of the Prepetition Equity Securities

Entry into a Material Definitive Agreements

New First Lien Exit Facility

On the Effective Date, pursuant to the Plan, the Company entered into a Credit Agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent (the “Agent”), and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a $150 million term loan facility (the “Exit Credit Facility”), consisting of initial senior secured term loans in an aggregate principal amount of $130 million (which, pursuant to the Plan, is deemed to be outstanding without any advancement of funds by the lenders under the Credit Agreement) and additional senior secured term loans (the “delayed draw term loans”) in an aggregate principal amount of up to $20 million, which, subject to the conditions set forth in the Credit Agreement, may be drawn from time to time by the Company.

The outstanding term loans, along with accrued and unpaid obligations with respect to such loans, under the Exit Credit Facility are subject to prepayment in respect of (i) proceeds from the issuance or incurrence of debt, excluding those items of debt permitted to be issued or incurred under the Credit Agreement and (ii) casualty proceeds and proceeds received from asset dispositions, subject to limited reinvestment rights and certain excluded asset sales. The Exit Credit Facility is guaranteed by all of the Company’s wholly owned subsidiaries (the “Guarantors”). The Exit Credit Facility is secured by substantially all of the oil and gas assets of the Company and the Guarantors, as well as all of the equity interests in the Guarantors. Certain third-party swap and derivative transactions may be secured pursuant to an intercreditor agreement on a pari passu basis with the same collateral securing the Exit Credit Facility. The Exit Credit Facility also includes certain covenants, including a net debt to EBITDA ratio as defined in the credit agreement.

Proceeds of the delayed draw term loans under the Exit Credit Facility may be used from time to time for lawful corporate purposes, including for working capital needs and to finance corporate and capital expenditures and permitted acquisitions of oil and gas properties and other assets related to the exploration, production, development, processing, gathering, storage and transportation of hydrocarbons.

The interest rate on borrowings under the Exit Credit Facility will be equal to the sum of (i) the LIBOR rate (with a minimum LIBOR rate of 1%) plus 9.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid in cash, plus (ii) an amount equal to 1.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid-in-kind and added to the outstanding principal amount of the loans on each quarterly interest payment date. Other than with respect to prepayments or during periods in which the outstanding principal amount of the loans and other obligations under the Exit Credit Facility is subject to an increased interest rate following the occurrence of an event of default under the Credit Agreement, interest on each loan under the Exit Credit Facility shall be due and payable on the next to last business day of each March, June, September and December and on May 22, 2020, the maturity date under the Credit Agreement (the “Maturity Date”).

Stockholders Agreement

On the Effective Date, pursuant to the Plan, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) by and among the Company and the stockholders named therein, providing for certain stockholders’ rights and obligations. Among other things, the Stockholders Agreement provides for Board Compensation, Transfer Restrictions, Restrictions on Authority of Board, Information Rights, Registration Rights, Preemptive Rights, Draw-Along and Tag-Along Rights.

Warrant Agreement

On the Effective Date, pursuant to the Plan, the Company entered into the Warrant Agreement, pursuant to which the Company issued the Warrants to Claren Road. The Warrants may be exercised in whole or in part and only during the period (the “Exercise Period”) commencing on the Effective Date and terminating at 5:00 p.m., Eastern time, on October 5, 2021 (the “Warrant Expiration Date”), at an exercise price of $10.50 per share. All Warrants not exercised on or before such time on the Warrant Expiration Date shall become void, and the rights of the holders of such warrants pursuant to the warrants, the Warrant Agreement or the Stockholders Agreement shall cease at such time on the Warrant Expiration Date. The Company may, subject to the Stockholders Agreement, extend the duration of the Warrants by delaying the Warrant Expiration Date.

Sales of Equity Securities

On the Effective Date, pursuant to the Plan:

•	7,899,537 shares of New Common Stock were issued to the lenders under the prepetition first-lien credit facility;

•	755,000 shares of New Common Stock were issued to the lenders under the prepetition second-lien credit facility;

•	1,284,818 shares of New Common Stock were issued pro rata to the holders of the Senior Notes; and

•	60,645 shares of New Common Stock were issued to parties involved in the Marcellus Asset Acquisition.

Additionally, the lenders under the prepetition second-lien credit facility are party to the Warrant Agreement, pursuant to which they received Warrants that are initially exercisable for an aggregate of 526,316 shares of New Common Stock.

NOTE H — Commitments and Contingencies

Bankruptcy Claims

Associated with the Company’s filing and emergence from the Chapter 11 Cases, creditors have filed claims against the Company. The claims reconciliation process is ongoing and the estimated liability has not been finalized. The process includes review of the underlying claim filed against the Company and a reconciliation against the debtor’s books and records.

The Company has estimated the liabilities associated with these claims at $1.5 million. These liabilities are recorded in the consolidated financial statements in the third and fourth quarters of 2016.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and local environmental laws and regulations, potential environmental obligations, the securities or capital markets, our ability to repay debt and other factors discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2015 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Warren undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, subsequent events or otherwise, unless otherwise required by law

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on our waterflood oil recovery programs and horizontal drilling in the Wilmington field within the Los Angeles Basin of California, the drilling and development of natural gas reserves within the Marcellus Shale in Pennsylvania and the exploration and development of coalbed methane (“CBM”) properties located in the Wyoming region.

Liquidity and Capital Resources

Our cash and cash equivalents decreased approximately $9.0 million to $17.8 million during the three months ended March 31, 2016. This resulted from cash used in operating activities of $8.0 million and cash used in investing activities of $1.0 million. Cash used in operating activities was primarily spent in oil and gas operations. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties.

Capital additions for the three months ended March 31, 2016 were approximately $1.0 million reflecting the Company’s efforts to restrict development activities and conserve cash.

We continually evaluate other measures to further improve our liquidity, including the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies.

During the first three months of 2016, the Company reported a net loss of $76.3 million (which included $56.7 million of impairment expense and $10.3 million of interest expense). This compares to the first three months of 2015 when the Company had a net loss of $102.3 million (which included $91.4 million of impairment expense and $5.2 million of interest expense). At March 31, 2016, current assets were $462 million less than current liabilities.

At March 31, 2016, we had approximately 3.4 million outstanding stock options issued under our stock based equity compensation plans. Of the total outstanding vested options, all had exercise prices above the closing market price of $0.17 of our common stock on March 31, 2016.

Contractual Obligations

Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (8 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in July 2022 (76 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. Following the emergence from bankruptcy in October 2016, the commitment was reduced to 90,000 dekatherms per day for the next 36 months of the contract. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred. No overage fees have been included in the calculation of transportation fees.

The contracts also call for several additional fees. The additional fees include a Lateral Commodity Fee of $0.055 per Mcf up to 150 Bcf of gas gathered, Gathering Commodity Rate of $0.04 per Mcf up to 15,000 Mcf per day per month for certain receipt points, a Gathering Demand Rate of $0.10 per Mcf up to 15,000 Mcf per day per month for certain receipt points, and a Compression Fee of $0.205 per MCF of gas delivered to certain receipt points. For any amount in excess of the 15,000 Mcf delivered to certain receipt points for the Gathering Demand and Commodity Rates the company is obligated to pay 50% of the fees which are adjusted for inflation annually by the CPI index.

These obligations were not cancelled as a result of Warren’s bankruptcy proceedings.

RESULTS OF OPERATIONS

Year-over-year production remained flat from 1,245 Mboe for the first three months of 2015 to 1,247 Mboe for the same three months of 2016. However, overall prices dropped 55% from $19.80 Mboe in the first three months of 2015 to $9.00 Mboe in the first three months of 2016.

The following table reflects the decrease in oil and gas sales due to prices changes.

	2016	% Increase (Decrease)	2015
Oil production volume (Mbbls)	214	-18%	262
Oil sales revenue ($millions)	$5.2	-50%	$10.5
Price per Bbl	$24.30	-39%	$40.08
Decrease in oil sales revenue due to:
Change in production volume ($millions)	$(1.9)
Change in prices ($millions)	(3.4)

Total decrease in oil sales revenue ($millions)	$(5.3)

Gas production volume (Bcf)	6.2	5%	5.9
Gas sales revenue ($millions)	$6.0	-57%	$14.1
Price per Mcf	$0.97	-59%	$2.39
Decrease in gas sales revenue due to:
Change in production volume ($millions)	$0.7

	2016	% Increase (Decrease)	2015
Change in prices ($millions)	(8.8)

Total decrease in gas sales revenue ($millions)	$(8.1)

Total production volume (Mboe)	1,247	—	1,245
Total revenue	$11.2	-54%	$24.6
Price per Boe	$9.00	-55%	$19.80
Increase (decrease) in revenue due to:
Change in production volume ($millions)	$(1.2)
Change in prices ($millions)	(12.2)

Total decrease in total revenue ($millions)	$(13.4)

We recorded a net loss for the three months ended March 31, 2016 of $76.3 million or $0.90 loss per share compared to a net loss of $102.3 million or $1.26 loss per share for the same quarter of 2015.

Revenues

Oil and Gas Revenues

Revenue from oil and gas sales decreased $13.4 million in the first quarter of 2016 to $11.2 million, a 54% decrease compared to the same quarter in 2015. Net oil production for the three months ended March 31, 2016 and 2015 was 214 Mbbls and 262 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended March 31, 2016 and 2015 was $24.30 and $40.08, respectively. Net gas production was 6.2 Bcf in the quarter compared with 5.9 Bcf in the prior year with an average realized price of $0.97 per Mcf compared to $2.39 per Mcf in the prior year.

Transportation Revenue

We receive fees for transporting gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company pipeline system. Transportation revenue totaled $1.0 million for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31, 2015.

Operating Expenses

Lease operating expense and taxes

Lease operating expense decreased 12% to $11.0 million ($8.82 per Boe) for the first quarter of 2016 compared to $12.5 million ($10.05 per Boe) in the comparable period of 2015. Primarily this decrease in lease operating expense resulted from cost savings efforts instituted to conserve cash balances.

Depreciation, depletion and accretion (DD&A)

Depreciation, depletion and accretion expense decreased for the first quarter of 2016 to $10.4 million, a 39% decrease compared to the first quarter in 2015. This decrease reflects the impact of the large impairment incurred in 2015 on the full-cost pool, thus significantly reducing DD&A. The Company expects an additional decrease in depreciation, depletion and accretion expense in the second quarter of 2016 following the impairment expense recorded in the current period.

Impairment

The Company recorded impairment expense of $56.7 million at March 31, 2016 relating to its ceiling test write down of oil and gas properties. Impairment expense for the first quarter of 2015 amounted to $91.4 million. These impairments resulted from a significant drop in PV-10 reflecting lower commodity prices for 2016 and 2015. The Company expects to recognize an additional impairment charge on the oil and gas properties in the second quarter of 2016 as commodity prices have declined when compared to the second quarter of 2015.

Transportation Expense

Pipeline operating expenses totaled $0.3 million and $0.6 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

General and administrative expenses (G&A expense)

Although most categories of G&A expense reflected a decline during the first quarter of 2016 compared to the first quarter of 2015, total G&A expense remained constant at $5.0 million. This was the result of higher G&A expense associated with the closing of the New York office.

Interest and other income (expense)

Interest and other income (expense) decreased $0.3 million in the first quarter of 2016 compared to the first quarter of 2015.

Interest expense

Interest expense increased $5.1 million in the first quarter of 2016 to $10.3 million compared to $5.2 million for the quarter ended March 31, 2015. This increase primarily pertains to the capitalization of $3.2 million of interest expense in the first quarter of 2015 associated with the development of the Marcellus Assets. As this development was abandoned in late 2015, no interest was capitalized in the first quarter of 2016 resulting in a significant increase in interest expense in the first quarter of 2016.

Gain on derivative financial instruments

During the three months ended March 31, 2016, the Company recorded a gain of $5.5 million composed of an unrealized loss on the change in mark-to-market valuations of $1.7 million and a realized gain on cash settlements of $3.8 million.

During the three months ended March 31, 2015, the Company recorded a gain of $4.0 million composed of an unrealized loss on the change in mark-to-market valuations of $0.1 million and a realized gain on cash settlements of $3.9 million.

Loss on contingent consideration

The Company recorded a $0.1 million loss from the contingent consideration related to the acquisition of our Marcellus Assets during the first quarter of 2016 and 2015. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our 2015 Form 10-K includes a discussion of our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Energy Price Risk

The Company’s most significant market risk is the pricing for natural gas and crude oil. Management expects energy prices to remain volatile and unpredictable. If energy prices continue to decline significantly, revenues and cash flow would continue to significantly decline.

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

Derivative Financial Instruments and Hedging Activity

We have entered into several financial derivative swap contracts to hedge our exposure to commodity price risk associated with anticipated future oil and gas production. We believe we will have more predictability of our crude oil and gas revenues as a result of these financial derivative contracts. The total volumes which we hedged through the use of our derivative instruments varies from period to period, however, subject to market conditions, our objective was to hedge up to at least 50% of our current and anticipated production for the next 12 to 24 months. Our hedge policies and objectives may change significantly as commodities prices or price futures change.

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

The following table summarizes our open financial derivative positions as of March 31, 2016, related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Collar	04/01/16- 06/30/16	250 Bbl/d	$55.00 – 69.97
NYMEX Oil	Collar	01/01/16- 12/31/16	500 Bbl/d	$50.00 – 71.50
NYMEX Gas	Swap	01/01/16- 10/31/16	15,000 MMBtu/d	$2.93
NYMEX Gas	Swap	01/01/16- 12/31/16	15,000 MMBtu/d	$3.16
NYMEX Gas	Swap	03/01/16- 10/31/16	10,000 MMBtu/d	$2.72

Under a swap contract, the counterparty is required to make a payment to us if the index price for any settlement period is less than the fixed price, and we are required to make a payment to the counterparty if the index price for any settlement period is greater than the fixed price.

On June 9, 2016, the Company, subsequent to it filing for bankruptcy, received notice that the counterparty to the three NYMEX Gas Swap contracts was terminating the contracts. The Company received $1.5 million from the counterparty.

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

Forward-Looking Statements and Risk

Certain statements in this report, including statements of the future plans, objectives, and expected performance of the company, are forward-looking statements that are dependent upon certain events, risks and uncertainties that may be outside the company’s control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, the market prices of oil and gas, economic and competitive conditions, exploration risks such as drilling unsuccessful wells, higher-than-expected costs, potential liability for remedial actions under existing or future environmental regulations and litigation, potential liability resulting from pending or future litigation, environmental and regulatory uncertainties that could delay or prevent drilling, and not successfully completing, or any material delay of, any development of new or existing fields, expansion, or capital expenditure, legislative and regulatory changes, financial market conditions, political and economic uncertainties of foreign governments, future business decisions, and other uncertainties, all of which are difficult to predict. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Warren does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Warren’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Warren’s 2015 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The following information should be read in conjunction with the discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

We are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the SEC, you should carefully consider the factors discussed in “Item 1. Business — Regulation and Environmental Matters” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 1A. Risk Factors

Our business has many risks. In addition to the other information set forth in this report and our press releases and other reports and materials that we file with the SEC, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, operating results or liquidity and the trading price of our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

The Company elected not to make the approximately $7.5 million semi-annual interest payment due February 1, 2016 on its outstanding $167.3 million aggregate principal amount of 9.00% Senior Notes due 2022 (the “Senior Notes”), although it had sufficient liquidity to make the interest payment in full. According to the indenture governing the Senior Notes, this failure to pay was not an immediate event of default, however, the 30-day grace period elapsed on March 2, 2016, creating an event of default. Under the indenture governing the Senior Notes, the trustee or holders of not less than 25% in aggregate principal amount of the Senior Notes outstanding could declare the principal amount of the Senior Notes plus accrued and unpaid interest to be due and payable. The failure to pay interest on the Senior Notes within the 30-day grace period also resulted in events of default under Warren’s first lien credit facility and second lien credit facility, which entitle the administrative agents and lead lenders thereunder to declare all obligations thereunder to be immediately due and payable.    On the Effective Date, pursuant to the Plan, the Company’s Senior Notes and the indenture governing the Senior Notes were cancelled, and all amounts outstanding under the Company’s previously existing first-lien credit facility and second-lien credit facility were cancelled and the obligations thereunder were terminated.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

a)    Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Warren Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 000 33275, filed on October 12, 2016).

3.2	Bylaws of Warren Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, Commission File No. 000 33275, filed on October 12, 2016).

10.1	Consulting Services Agreement with Jeffrey Keeler, effective as of January 1, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on January 5, 2016).

10.2	Consulting Services Agreement with Somalya Law PLLC, effective as of January 5, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on January 5, 2016).

10.3	First Amendment to the Separation Agreement and General Release with Stewart Skelly, dated February 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on February 9, 2016).

10.4	Consulting Services Agreement with Brian Gelman, dated February 16, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on February 18, 2016).

10.5	Separation and Release Agreement with Brian Gelman, dated February 16, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on February 18, 2016).

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

†	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARREN RESOURCES, INC.
(Registrant)
Date: April 7, 2017
	By:	/s/ James A. Watt
James A. Watt
Chief Executive Officer

WARREN RESOURCES, INC.
(Registrant)
Date: April 7, 2017
	By:	/s/ Frank T. Smith, Jr.
Frank T. Smith, Jr.
Executive Vice President, Chief Financial Officer