Form 10-Q
period 2016-09-30
WARREN RESOURCES INC
filed 2017-04-07
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

WARREN RESOURCES, INC. AND SUBSIDIARIES

WARREN RESOURCES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
	(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,034	$26,764
Accounts receivable, net of allowance for doubtful accounts of $701 at September 30, 2016 and $16 at December 31, 2015	7,094	9,880
Restricted investments in U.S. Treasury Bonds - available for sale at fair value (amortization costs of $- at September 30, 2016 and $1,138 at December 31, 2015)	—	1,448
Other current assets	5,498	5,439
Derivative financial instruments	134	11,081

Total current assets	17,760	54,612

Other Assets
Oil and gas properties - at cost, based on full cost method of accounting, net of accumulated depreciation, depletion, and impairment (includes unproven properties excluded from depletion of $- at September 30, 2016 and $14,658 at December 31, 2015)	62,659	162,685
Property and equipment - at cost, net	1,176	1,548
Other assets	3,026	3,107

Total other assets	66,861	167,340

	$84,621	$221,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$15,116	$43,124
First lien credit facility, net of debt issuance costs of $4,980	—	229,685
Second lien credit facility, net of debt issuance costs of $1,952	—	72,960
Senior notes, net of debt issuance costs of $5,482	—	159,885
Convertible debentures, net of debt issuance costs $96	—	1,540

Total Current liabilities	15,116	507,194
Long-term liabilities
Other long-term liabilities	33,654	38,322
Liabilities subject to compromise	509,306	—

Total liabilities	558,076	545,516

Commitments and contingencies
Stockholders’ Equity (Deficit)
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2016 and 2015, respectively (aggregate liquidation preference $128,437 in 2016 and 2015)	128	128
Common stock, $.0001 par value, authorized 100,000,000 shares, issued 85,253,929 shares in 2016 and 85,203,466 shares in 2015	9	9
Additional paid-in capital	517,468	516,715
Accumulated deficit	(991,060)	(840,606)
Accumulated other comprehensive income, net of applicable income taxes	—	190

Total stockholders’ equity (deficit)	(473,455)	(323,564)

	$84,621	$221,952

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Operating Revenues
Oil and gas sales	$14,907	$19,613	$39,712	$69,290
Transportation revenue	1,048	1,191	3,205	3,509

Total revenues	15,955	20,804	42,917	72,799

Operating Expenses
Lease operating expenses and taxes	11,386	12,034	32,611	37,413
Depreciation, depletion and accretion	3,282	18,318	18,885	54,750
Impairment expense	—	175,744	87,094	350,625
Transportation expense	389	256	1,048	1,243
General and administrative	1,442	3,994	8,864	12,800
Reorganization items	8,812	—	14,171	—

Total operating expenses	25,311	210,346	162,673	456,831

Loss from operations	(9,356)	(189,542)	(119,756)	(384,032)
Other income (expense)
Interest and other income	809	1,926	537	6,047
Interest expense, net (includes contractual interest expense on debt subject to compromise of $6,716 and $10,464 for the three and nine months ended September 30, 2016, respectively)	(11,016)	(8,967)	(31,812)	(20,935)
Gain on financial instruments	397	10,644	1,131	11,304
Loss on contingent consideration	(150)	(130)	(430)	(400)
Gain on debt extinguishment	—	—	—	14,407

Total other income (expense)	(9,960)	3,473	(30,574)	10,423

Loss before provision for income taxes	(19,316)	(186,069)	(150,330)	(373,609)
Deferred income tax (benefit) expense	124	(8)	124	—

Net loss	(19,440)	(186,061)	(150,454)	(373,609)
Less dividends and accretion on preferred shares	—	2	—	7

Net loss applicable to common stockholders	$(19,440)	$(186,063)	$(150,454)	$(373,616)

Loss per common share - Basic and diluted	($0.23)	($2.29)	($1.77)	($4.61)
Weighted average common shares outstanding - Basic and diluted	85,253,929	81,203,466	85,239,176	81,092,772

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(in thousands,)
Cash flows from operating activities:
Net loss	$(150,454)	$(373,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	(393)	(53)
Accretion of discount on senior notes	214	144
Accretion of second lien premium	(3,539)	—
Amortization of deferred bond offering costs	1,783	1,107
Depreciation, depletion and accretion	18,885	54,750
Impairment of oil and gas properties	87,094	350,625
Deferred tax benefit	124	—
Unrealized loss (gain) on derivative instruments	10,947	(3,525)
Loss on contingent consideration	430	—
Stock-based compensation	640	2,109
Bad debt expense	701	—
Gain on debt extinguishment	—	(14,407)
Change in assets and liabilities:
Decrease in accounts receivable - trade	2,277	4,321
Decrease (increase) in other assets	868	(1,265)
Increase (decrease) in accounts payable and accruals	12,239	(12,957)
Decrease in other long term liabilities	—	(956)

Net cash provided by (used in) operating activities	(18,184)	6,284
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(3,332)	(28,818)
Purchase of property and equipment	(110)	(150)
Liquidation of U.S. Treasury Bonds	1,527	—

Net cash used in investing activities	(1,915)	(28,968)
Cash flows from financing activities:
Payments on debt issuance costs	(8)	—
Payments on debt and debentures	(1,623)	(158,748)
Proceeds from Credit Facility	—	189,559
Payments on taxes of vested restricted stock and proceeds from the exercise of options	—	(329)

Net cash provided by (used in) financing activities	(1,631)	30,482

Net increase (decrease) in cash and cash equivalents	(21,730)	7,798
Cash and cash equivalents at beginning of period	26,764	1,703

Cash and cash equivalents at end of period	$5,034	$9,501

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$17,048	$13,176
Income taxes paid	—	—
Noncash investing and financing activities
Accrued interest converted to debt	$3,079	—
Accrued preferred stock dividend		7
Exchange of Senior Notes for First Lien Debt	—	47,164

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(19,440)	$(186,061)	$(150,454)	$(373,609)
Other comprehensive loss:
Gain (loss) on investments available for sale	(52)	14	(190)	1

Comprehensive loss	$(19,492)	$(186,047)	$(150,644)	$(373,608)

See summary of significant accounting policies and notes to unaudited consolidated financial statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Warren Resources, Inc. (the “Company,” “Warren Resources” or “Warren”, “we” or “us”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company was incorporated under the laws of the state of Maryland prior to its reincorporation in the state of Delaware effective October 5, 2016. The Company’s properties are primarily located in California, Pennsylvania, and Wyoming.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2016 and December 31, 2015, the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and consolidated cash flows for the nine months ended September 30, 2016 and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in Form 10-K for the year ended December 31, 2015. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2015 Annual Report on Form 10-K.

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

Emergence from Voluntary Reorganization under Chapter 11

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc. (“Warren E&P”), Warren Resources of California, Inc. (“Warren California”), Warren Marcellus, LLC (“Warren Marcellus”), Warren Energy Services, LLC and Warren Management Corp., (together, the “Chapter 11 Subsidiaries”) which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”). On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2016.

Accounts Receivable

Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2016, the Company had an allowance for doubtful accounts of $701,000. The allowance for doubtful accounts at December 31, 2015 was $16,000.

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

In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. The Company recorded impairment expenses of $— and $175.7 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded impairment expense of $87.1 million and $350.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred. No impairment expense for unevaluated oil and gas properties was recorded for the three months ended September 30, 2016 and 2015. Additionally, no impairment expense for unevaluated oil and gas properties was recorded for the nine months ended September 30, 2016.

Financial Statement Classification of Liabilities Subject to Compromise

Our financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that have been allowed, or that we anticipate will be allowed, as claims in the Chapter 11 Cases. As previously referenced, resolution of certain of these claims have and will extend beyond the date we exited bankruptcy. These balances include amounts related to the anticipated rejection of various executory contracts and unexpired leases. Because the uncertain nature of many of the potential claims has not been determined at this time, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

The following table summarizes the components of liabilities subject to compromise included on our consolidated balance sheets as of:

September 30, 2016
(in thousands)
Accounts payable and accrued expenses	$38,105
First Lien Credit Facility	230,532
Second Lien Credit Facility	71,617
Senior Notes	161,635
Convertible debentures	(83)
Other long-term liabilities	7,500

$509,306

Reorganization Items

The Company and the Chapter 11 Subsidiaries have incurred significant one-time costs associated with their reorganization under the Bankruptcy Code, principally professional and legal fees. The amount of these costs, which are being expensed as incurred, significantly affect our results of operations. For the three and nine months ended September 30, 2016, restructuring costs amounted to $8.8 million and $14.2 million, respectively.

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

The annual interest rate on borrowings under the First Lien Credit Facility was 8.5% plus LIBOR for the applicable LIBOR period (with a minimum LIBOR rate of 1%) and was payable quarterly in arrears on the next to last business day of each March, June, September and December. At September 30, 2016 the interest rate was 9.5%.

On November 9, 2015, $15 million of additional borrowings were drawn depleting the total available under the facility. The balance outstanding at September 30, 2016 was $230.5 million which was net of debt issuance costs of $4.1 million.

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

Second Lien Credit Facility and Senior Note Exchange

On October 22, 2015, the Company entered into a second lien credit facility (the “Second Lien Credit Facility”) by and among the Company, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders from time to time party thereto. The Second Lien Credit Facility provided for a five-year, approximately $51.0 million term loan facility that matured on November 1, 2020. At closing, certain of the lenders exchanged approximately $63.1 million in face value of previously-issued Senior Notes held by them, plus accrued interest, for (i) approximately $40.1 million of second lien term loans under the Second Lien Credit Facility, and (ii) four million (4,000,000) shares of the Company’s Common Stock and, in addition, extended credit in the form of new second lien term loans in the amount of approximately $11.0 million. The annual interest rate on borrowings under the Second Lien Credit Facility was 12%, with interest payable semi-annually in arrears on each April 20 and October 20. On the first three semi-annual interest payment dates, beginning with April 20, 2016, the Company could elect to pay up to all of such interest (6% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the second lien loans then outstanding. For the subsequent three semi-annual interest payment dates, beginning with October 20, 2017 and ending October 20, 2018, the Company could elect to pay up to one quarter of such interest (1.5% per semi-annual period) by capitalizing accrued and unpaid interest and adding the same to the principal amount of the Second Lien Loans then outstanding. The Company capitalized accrued and unpaid interest of $3.1 million in the second quarter of 2016. The amount of accrued unpaid potential “PIK” interest outstanding on the Second Lien Credit facility at September 30, 2016 was $2.9 million.

The transaction was accounted for as a troubled debt restructuring in accordance with ASC 470, whereby no gain on the retirement of debt was recognized and a premium on the issuance equal to the amount of debt retired could be amortized over the life of the instrument. The value of the Second Lien Credit Facility premium at September 30, 2016 was $19.1 million. The total outstanding balance at September 30, 2016 amounted to $71.6 million which was net of debt issuance costs of $1.6 million.

On the Effective Date, pursuant to the Plan, all amounts outstanding under the Second Lien Credit Facility were cancelled and the obligations thereunder terminated, released and discharged. Lenders under the Second Lien Credit Facility received distributions of New Common Stock under the Plan. Additionally, the lenders under the Second Lien Credit Facility were party to the Plan Warrant Agreement, dated as of October 5, 2016, by and among the Company, and Claren Road Credit Master Fund, Ltd. and Claren Road Credit Opportunities Master Fund, Ltd. (collectively, “Claren Road”) and the other registered holders from time to time party thereto, pursuant to which they received warrants exercisable, in accordance with the terms thereof, for an aggregate of 526,316 shares of New Common Stock (the “Warrants”).

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

In connection with the First Lien Credit Facility entered into on May 22, 2015, the Company exchanged $69.59 million in face value of the Unregistered Senior Notes previously held by the lenders under the First Lien Credit Facility for approximately $45.23 million of first lien term loans plus accrued unpaid interest of $1.9 million rolled into the First Lien Term Loans as additional borrowing.

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

We could redeem, at specified redemption prices, some or all of the Senior Notes at any time on or after August 1, 2017. We could also redeem up to 35% of the Senior Notes using the proceeds of certain equity offerings completed before August 1, 2017. If we should sell certain of our assets or experience certain kinds of changes in control, we could be required to offer to purchase the Senior Notes from the holders. The Senior Notes were fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by certain of our existing subsidiaries and were fully, unconditionally and jointly and severally guaranteed on a senior unsecured basis by our future domestic subsidiaries, subject to certain exceptions. Warren is a holding company with no independent assets or operations. Any subsidiaries of the Company other than the subsidiary guarantors are minor. There were no significant restrictions on the Company’s ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise. The total outstanding balance at September 30, 2016 amounted to $161.6 million which was net of debt issuance costs of $3.9 million.

On the Effective Date, pursuant to the Plan, the Company’s 9% Senior Notes due 2022 and the indenture governing the Senior Notes were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Holders of the Senior Notes received distributions of New Common Stock under the Plan.

Convertible Debentures

In January, 2016, $25,000 of debentures were converted into $25,000 cash. Additionally, in September, 2016, payments of $1.6 million were made to liquidate the remaining debenture balance.

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

NOTE C—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s preferred stock, pays an 8% cumulative dividend which is treated as a deduction of additional paid in capital due to insufficient retained earnings. Holders of the preferred stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted, at the election of the holder, into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock. The accrual of the dividend is deducted from earnings in the calculation of earnings attributable to common stockholders.

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

Securities Authorized for Issuance Under Compensation Plans

The Company utilizes restricted stock and stock options to compensate employees, officers, directors and consultants. Total stock-based compensation expense related to stock options and restrictive stock award amounted to $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

A summary of the Company’s stock options at September 30, 2016 is as follows:

	Incentive Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	3,593,589	$2.26
Issued	—	—
Exercised	—	—
Forfeited or expired	(1,085,882)	2.44

Outstanding at September 30, 2016	2,507,707	$2.21

The total intrinsic value of options outstanding at September 30, 2016 was $0.

A summary of the Company’s restricted stock issued to employees as of September 30, 2016 is as follows:

	Number Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,277,468	$0.69
Granted	—	—
Vested	(83,884)	3.70
Forfeited	(21,097)	4.31

Outstanding at September 30, 2016	1,172,487	$0.41

Restricted Stock Awards for executive officers and employees generally vest ratably over three years. Fair value of our restricted shares is based on the closing stock price on the date of grant.

On the Effective Date, pursuant to the Plan, the previously outstanding shares of the Company’s common and preferred stock (together, the “Prepetition Equity Securities”) as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company, in each case, outstanding immediately prior to effectiveness of the Plan, were cancelled and ceased to exist.

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

	September 30, 2016		December 31, 2015
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets:
Collateral Security Account	$2,949	$2,949	$2,812	$2,812
U.S. Treasury Bonds—Available-For-Sale Securities	—	—	1,448	1,636
Derivative Financial Instruments	134	134	11,081	11,081
Financial liabilities:
Fixed Rate Debentures	—	—	3,057	1,636
First Lien Credit Facility	234,665	234,665	234,665	234,665
Second Lien Credit Facility	73,261	73,261	74,912	74,912
Senior Notes	33,124	165,581	25,090	165,368

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

September 30, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Derivative Financial Instruments	$—	$134	$—	$134

December 31, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
U.S. Treasury Bonds—Available-For-Sale Securities	$1,448	$—	$—	$1,448
Derivative Financial Instruments	$—	$11,081	$—	$11,081

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

September 30, 2016
(in thousands)
Balance at beginning of period	$31,406
Liabilities incurred in current period	—
Liabilities settled in current period	—
Accretion expense	2,248

Balance at end of period	$33,654

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

On June 9, 2016, the Company, subsequent to filing the Bankruptcy Petitions, received notice that the counterparty to the three NYMEX Gas Swaps contracts was terminating the contracts. The Company received $1.5 from the counterparty.

The following table summarizes the open financial derivative positions, as of September 30, 2016, related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Collar	01/01/16- 12/31/16	500 Bbl/d	$50.00 – 71.50

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not designated as Hedging Instrument	2016	2015	2016	2015
	(in thousands)		(in thousands)
Realized cash settlements on hedges	$232	$2,644	$11,741	$7,778
Mark-to-market gain (loss) on hedges	(172)	8,000	(10,947)	3,526

Total	$60	$10,644	$794	$11,304

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

	September 30, 2016 Derivative Assets		December 31, 2015 Derivative Assets
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)		(in thousands)
Commodity—Natural Gas	Current	$—	Current	$7,816
Commodity—Oil	Current	134	Current	3,265

Total derivatives not designated as hedging instruments		$134		$11,081

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

As of September 30, 2016, the counterparty to the Company’s commodity derivative contracts consisted of a financial institution which is also a lender under the Company’s Senior Credit Agreement and share in the collateral supporting the Agreement. The Company is not generally required to post additional collateral under derivative agreements.

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

NOTE G — SUBSEQUENT EVENTS

Bankruptcy Proceedings

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the

Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc. (“Warren E&P”), Warren Resources of California, Inc. (“Warren California”), Warren Marcellus, LLC (“Warren Marcellus”), Warren Energy Services, LLC and Warren Management Corp., which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”). On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

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

Convertible Debentures

On the Effective Date, pursuant to the Plan, holders of the Company’s Convertible Debentures received payment in full in cash such that the claim of such holders was unimpaired, and the trustees under each series of Convertible Debentures were paid reasonable and documented unpaid fees and expenses incurred on or before the Effective Date. On the Effective Date, the Convertible Debentures and the indentures governing each series of Convertible Debentures were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Other than pursuant to the foregoing, holders of the Convertible Debentures did not receive distributions under the Plan in respect of the Convertible Debentures.

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

The Company has estimated the liabilities associated with these claims at $1.5 million. Of this liability, $1.2 million was recorded in the third quarter of 2016.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased approximately $21.7 million to $5.0 million during the nine months ended September 30, 2016. This resulted from cash used in operating activities of $18.1 million and cash used in investing activities of $1.9 million. Cash used in operating activities was primarily spent in oil and gas operations. Cash used in investing activities was primarily spent on capital expenditures for the development of oil and gas properties.

Capital additions for the nine months ended September 30, 2016 were approximately $3.3 million reflecting the Company’s efforts to restrict development activities and conserve cash.

We continually evaluate other measures to further improve our liquidity, including the sale of equity or debt securities, the sale of certain assets, entering into joint ventures with third parties, volumetric production payments, additional commodity price hedging and other monetization of assets strategies.

During the first nine months of 2016, the Company reported a net loss of $150.4 million (which included $87.1 million of impairment expense and $31.8 million of interest expense.) This compares to the first nine months of 2015 when the Company had a net loss of $373.6 million (which included $350.6 million of impairment expense and $20.9 million of interest expense.) At September 30, 2016, current assets were $2.7 million less than current liabilities.

Contractual Obligations

On August 11, 2014, we acquired essentially all of the Marcellus Assets (the “Marcellus Assets”) of Citrus Energy Corporation (“Citrus”) and two other working interest owners (the “Marcellus Asset Acquisition”). Contracts assumed related to the Marcellus Assets include a Lateral Demand Fee, a Lateral Commodity Fee, and a Transportation Fee. The Lateral Demand Fee stipulates that the company pay $92,000 per month for a period of 35 months (2 months remain on the contract), for gathering services provided in the Marcellus. The Transportation Fee provides that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in July 2022 (70 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. Following the emergence from bankruptcy in October 2016, the commitment was reduced to 90,000 dekatherms per day for the next 36 months of the contract. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred. No overage fees have been included in the calculation of transportation fees.

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

RESULTS OF OPERATIONS

Year-over-year production decreased from 4,238 Mboe’s for the first nine months of 2015 to 3,558 Mboe’s for the same nine month period of 2016 representing a16% decline. Additionally, overall prices dropped 32% from $16.35 Mboe in the first nine months of 2015 to $11.16 Mboe in the first nine months of 2016.

The following table reflects the decrease in oil and gas sales due to prices changes.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		%			%
	2016	Change	2015	2016	Change	2015
Oil production volume (Mbbls)	192	-21%	243	608	-19%	755
Oil sales revenue ($millions)	$7.0	-27%	$9.6	$19.4	-41%	$32.9
Price per Bbl	$36.46	-8%	$39.51	$31.91	-27%	$43.58
Increase (decrease) in oil sales revenue due to:
Change in production volume	(2.0)			(6.4)
Change in prices	(0.6)			(7.1)

Total decrease in oil sales revenue	$(2.6)			$(13.5)

Gas production volume (Bcf)	5.5	-25%	7.3	17.7	-15%	20.9
Gas sales revenue ($millions)	$7.9	-21%	$10.0	$20.3	-44%	$36.4
Price per Mcf	$1.44	5%	$1.37	$1.15	-34%	$1.74
Increase (decrease) in gas sales revenue due to:
Change in production volume	(2.0)			(6.0)
Change in prices	(0.1)			(10.1)

Total decrease in gas sales revenue	$(2.1)			$(16.1)

Total production volume (Mboe)	1,109	-24%	1,460	3,558	-16%	4,238
Total revenue ($millions)	$14.9	-24%	$19.6	$39.7	-43%	$69.3
Price per Boe	$13.44	0%	$13.42	$11.16	-32%	$16.35
Decrease in total revenue due to:
Change in production volume	(4.7)			(11.1)
Change in prices	0.0			(18.5)

Total decrease in total revenue	(4.7)			(29.6)

Three Months ended September 30, 2016 Compared to Three Months ended September 30, 2015

Revenues

Oil and Gas Revenues

Revenue from oil and gas sales decreased $4.7 million in the third quarter of 2016 to $14.9 million, a 24% decrease compared to the same quarter in 2015. Net oil production for the three months ended September 30, 2016 and 2015 was 192 Mbbls and 243 Mbbls, respectively, and the average realized price per barrel of oil for the three months ended September 30, 2016 and 2015 was $36.46 and $39.51, respectively. Net gas production was 5.5 Bcf in the three months ended September 30, 2016 compared with 7.3 Bcf in the prior year with an average realized price of $1.44 per Mcf in the current year compared to $1.37 per Mcf in the prior year.

Transportation Revenue

We receive fees for transporting gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company pipeline system. Transportation revenue remained comparable at $1.0 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Lease operating expense and taxes

Lease operating expense decreased 6% to $11.4 million ($10.19 per Boe) for the third quarter of 2016 compared to $12.0 million ($8.22 per Boe) in the comparable period of 2015. Primarily this decrease in lease operating expense resulted from cost savings efforts instituted to conserve cash balances.

Depreciation, depletion and accretion (DD&A)

Depreciation, depletion and accretion expense decreased for the third quarter of 2016 to $3.3 million, a 82% decrease compared to the third quarter in 2015. This decrease reflects the impact of the large impairment incurred in 2015 and the first six months of 2016 on the full-cost pool, thus significantly reducing DD&A.

Impairment

The Company did not record an impairment expense in the third quarter of 2016. Impairment expense for the third quarter of 2015 amounted to $175.7 million. This impairment resulted from a significant drop in our PV-10 reflecting lower commodity prices for 2015.

Transportation Expense

Pipeline operating expenses totaled $0.4 million and $0.3 million for the three months ended September 30, 2016 and September 3, 2015, respectively.

General and administrative expenses (G&A expense)

G&A expense declined $2.6 million to $1.4 million in the third quarter of 2016 compared to $4.0 million in the third quarter of 2015. This 65% reduction reflects the impact of cost savings efforts to conserve cash balances.

Reorganization items

The Company incurred restructuring expense of $8.8 million in the third quarter of 2016 related to legal and professional fees associated with the Chapter 11 Cases. There was no restructuring expense recorded in the third quarter of 2015.

Other Income (Expense)

Interest and other income (expense)

Interest and other income (expense) decreased $1.1 million in the third quarter of 2016 compared to the third quarter of 2015.

Interest expense

Interest expense increased $2.0 million in the third quarter of 2016 to $11.0 million compared to $9.0 million for the quarter ended September 30, 2015. This increase primarily pertains to the capitalization of $2.2 million of interest expense in the third quarter of 2015 associated with the development of the Marcellus Assets. As this development was abandoned in late 2015, no interest was capitalized in the third quarter of 2016 resulting in a significant increase in interest expense in the third quarter of 2016.

Gain on financial instruments

During the three months ended September 30, 2016, the Company recorded a gain of $0.1 million composed of an unrealized loss on the change in mark-to-market valuations of $0.1 million and a realized gain on cash settlements of $0.2 million.

During the three months ended September 30, 2015, the Company recorded a gain of $10.6 million composed of an unrealized gain on the change in mark-to-market valuations of $8.0 million and a realized gain on cash settlements of $2.6 million.

Loss on contingent consideration

The Company recorded a $0.1 million loss from the contingent consideration related to the acquisition of our Marcellus Assets during the second quarter of 2016 and 2015. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

Gain on Extinguishment of debt

In the third quarter of 2016 and 2015, the Company did not record a gain on the extinguishment of debt.

Nine months ended September 30, 2016 Compared to Nine Months ended September 30, 2015

Revenues

Oil and Gas Revenues

Revenue from oil and gas sales decreased $29.6 million in the first nine months of 2016 to $39.7 million, a 43% decrease compared to the same period in 2015. Net oil production for the nine months ended September 30, 2016 and 2015 was 608 Mbbls and 755 Mbbls, respectively, and the average realized price per barrel of oil for the nine months ended September 30, 2016 and 2015 was $31.91 and $43.58, respectively. Net gas production was 17.7 Bcf in the nine months ended September 30, 2016 compared with 20.9 Bcf in the prior year with an average realized price of $1.15 per Mcf in the current year compared to $1.74 per Mcf in the prior year.

Transportation Revenue

We receive fees for transporting gas through our Atlantic Rim intrastate gas pipeline, which connects with the Wyoming Interstate Company pipeline system. Transportation revenue totaled $3.2 million for the nine months ended September 30, 2016 compared to $3.5 million for the nine months ended September 30, 2015.

Operating Expenses

Lease operating expense and taxes

Lease operating expense decreased 13% to $32.6 million ($9.16 per Boe) for the first nine months of 2016 compared to $37.4 million ($8.83 per Boe) in the comparable period of 2015. Primarily this decrease in lease operating expense resulted from cost savings efforts instituted to conserve cash balances.

Depreciation, depletion and accretion (DD&A)

Depreciation, depletion and accretion expense decreased for the first nine months of 2016 to $18.9 million, a 66% decrease compared to the first nine months in 2015. This decrease reflects the impact of the large impairment incurred in 2015 and the first six months of 2016 on the full-cost pool, thus significantly reducing DD&A.

Impairment

The Company recorded impairment expense of $87.1 million in the first nine months of 2016 relating to its ceiling test write down of oil and gas properties. Impairment expense for the first nine months of 2015 amounted to $350.6 million. These decreases resulted from a significant drop in our PV-10 reflecting lower commodity prices for 2016 and 2015.

Transportation Expense

Pipeline operating expenses totaled $1.0 million and $1.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

General and administrative expenses (G&A expense)

G&A expense declined $4.0 million to $8.8 million in the first nine months of 2016 compared to $12.8 million in the first nine months of 2015. This 31% reduction reflects the impact of cost savings efforts to conserve cash balances.

Reorganization items

The Company incurred restructuring expense of $14.2 million in the first nine months of 2016 related to legal and professional fees associated with the Chapter 11 Cases. There was no restructuring expense recorded in the first nine months of 2016.

Other Income (Expense)

Interest and other income (expense)

Interest and other income decreased $5.5 million in the first nine months of 2016 compared to the first nine months of 2015. This decrease pertains to the 2015 sale of property in our North Wilmington Unit in California. There was no significant interest and other income recorded in 2016.

Interest expense

Interest expense increased $10.9 million in the first nine months of 2016 to $31.8 million compared to $20.9 million for the first nine months of 2015. This increase primarily pertains to the capitalization of $8.8 million of interest expense in the first nine months of 2015 associated with the development of the Marcellus Assets. As this development was abandoned in late 2015, no interest was capitalized in the first nine months of 2016 resulting in a significant increase in interest expense in the nine months ended September 30, 2016.

Gain on financial instruments

During the first nine months ended September 30, 2016, the Company recorded a gain of $0.8 million composed of an unrealized loss on the change in mark-to-market valuations of $10.9 million and a realized gain on cash settlements of $11.7 million.

During the first nine months ended September 30, 2015, the Company recorded a gain of $11.3 million composed of an unrealized gain on the change in mark-to-market valuations of $3.5 million and a realized gain on cash settlements of $7.8 million.

Loss on contingent consideration

The Company recorded a $0.4 million loss from the contingent consideration related to the acquisition of our Marcellus Assets during the first nine months of 2016 and 2015. This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale agreement with Citrus.

Gain on Extinguishment of debt

In the first nine months of 2015, the Company recorded a gain on the extinguishment of debt associated with the First Lien Credit Facility of $14.4 million. The details of this transaction are more fully discussed in Note B – Debt included in the Notes to Consolidated Financial Statements. No such transaction occurred in 2016.

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

The following table summarizes our open financial derivative positions as of September 30, 2016, related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
NYMEX Oil	Collar	01/01/16 -12/31/16	500 Bbl/d	$50.00 – 71.50

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company elected not to make the approximately $7.5 million semi-annual interest payment due February 1, 2016 on its outstanding $167.3 million aggregate principal amount of 9.00% Senior Notes due 2022 (the “Senior Notes”), although it had sufficient liquidity to make the interest payment in full. According to the indenture governing the Senior Notes, this failure to pay was not an immediate event of default, however, the 30-day grace period elapsed on March 2, 2016, creating an event of default. Under the indenture governing the Senior Notes, the trustee or holders of not less than 25% in aggregate principal amount of the Senior Notes outstanding could declare the principal amount of the Senior Notes plus accrued and unpaid interest to be due and payable. The failure to pay interest on the Senior Notes within the 30-day grace period also resulted in events of default under Warren’s first lien credit facility and second lien credit facility, which entitle the administrative agents and lead lenders thereunder to declare all obligations thereunder to be immediately due and payable. On the Effective Date, pursuant to the Plan, the Company’s Senior Notes and the indenture governing the Senior Notes were cancelled, and all amounts outstanding under the Company’s previously existing first lien credit facility and second lien credit facility were cancelled and the obligations thereunder were terminated.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

a)	Exhibits

Exhibit No.	Description

2.1	Order Confirming the Debtor’s Plan of Reorganization. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 000 33275, filed on September 20, 2016).

3.1	Certificate of Incorporation of Warren Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 000 33275, filed on October 12, 2016).

3.2	Bylaws of Warren Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, Commission File No. 000 33275, filed on October 12, 2016).

10.1	Amended and Restated Restructuring Support Agreement, dated July 11, 2016, by and among Warren Resources, Inc., certain of its subsidiaries, GSO Capital Partners LP on behalf of itself and on behalf of certain funds and accounts it manages, advises or sub-advises named as signatories therein, Claren Road Credit Master Fund, Ltd. and Claren Road Credit Opportunities Master Fund, Ltd., and each beneficial holder (or investment manager or advisor therefor) of the 9.0% Senior Notes due 2022 issued by Warren Resources, Inc. identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on July 12, 2016).

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

†	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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