Form 10-K
period 2016-12-31
WARREN RESOURCES INC
filed 2017-04-07
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-33275

Warren Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 LBJ Freeway, Suite 600 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 393-9688

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value per share	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non- affiliates of the registrant on June 30, 2016 was approximately $1.6 million.

The number of shares of registrant’s common stock outstanding as of April 7, 2017 was 10,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file an amendment on Form 10-K/A not later than 120 days after the close of the fiscal year ended December 31, 2016. Portions of such amendment are incorporated by reference into Part III of this report on Form 10-K.

WARREN RESOURCES, INC.

FORM 10-K

As used in this document, “Warren”, “the Company”, “we”, “us” and “our” refer to Warren Resources, Inc. and its subsidiaries. The term “Warren E&P” refers to our wholly owned subsidiary Warren E&P, Inc.

Warren’s logo is a trademark or service mark of Warren. Other trademarks or service marks appearing herein are the property of their respective holders.

For abbreviations or definitions of certain terms used in the oil and gas industry and in this annual report on Form 10-K, please refer to the section entitled “Glossary of Abbreviations and Terms”.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-K that are not historical are “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.

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

These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business and Properties” and other sections of this annual report on Form 10-K. Forward-looking statements are typically identified by use of terms such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target” or “continue,” the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this annual report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

•	commodity price volatility;

•	potential adverse effects of our emergence from Chapter 11 Cases (as defined below) on our liquidity, results of operations, brand or business prospects and our ability to operate our business;

•	the effect of the bankruptcy filing on our business and the interest of various creditors, equity holders and other constituents;

•	domestic and worldwide economic conditions;

•	potential adverse changes in general economic conditions, including performance of financial markets, interest rates and unemployment rates;

•	unsuccessful drilling or operating activities;

•	the inability to develop our reserves through exploration and development activities;

•	the potential impact of environmental and other governmental regulation, including delays in obtaining governmental and other permits and approvals, and impacts on competing energy sources as well as on natural gas;

•	possible legislative or regulatory changes, including severance or production tax regimes, hydraulic-fracturing regulation, additional drilling and permitting regulations, oil and natural gas derivatives reform, changes in state, federal and foreign income taxes, environmental regulation (including with respect to climate change and greenhouse gas emissions), environmental risks and liability under federal, state, foreign and local environmental and other laws and regulations;

•	the failure to obtain sufficient capital resources to fund our operations;

•	our ability to service and repay our debt;

•	the extent to which natural gas markets in the United States become integrated with global natural gas markets through the approval and development of infrastructure supporting the export of liquefied and other natural gas;

•	a decline in oil or natural gas production;

•	changes in the localized and global supply and demand fundamentals of natural gas and oil and transportation availability;

•	incorrect estimates of reserve quantities, operating costs and capital expenditures;

•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

•	hazardous and risky drilling operations; and

•	an inability to grow.

You should also consider carefully the statements under other sections of this annual report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Proved developed reserves. This term means “proved developed oil and gas reserves” as defined in Rule 4-10 of SEC Regulation S-X, and refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves or proved oil and gas reserves. This term means “proved oil and gas reserves” as defined in Rule 4-10 of SEC Regulation S-X and refers to the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Items 1 and 2:    Business and Properties

Overview

Warren Resources, Inc. is an independent energy company engaged in the exploration, development and production of domestic onshore crude oil and gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, our position in the Marcellus Shale in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in the Washakie Basin in southwestern Wyoming.

As of December 31, 2016, we owned natural gas and oil leasehold interests in approximately 105,897 gross (80,099 net) acres, approximately 66% of which are undeveloped. Substantially all our undeveloped acreage is located in Wyoming. We have identified approximately 140 gross drilling locations in our Wilmington field units. Additionally, we have identified approximately 140 gross drilling locations on our acreage in Wyoming, primarily on 80-acre well spacing and 74 gross drilling locations in the Marcellus Shale.

As of December 31, 2016, we had estimated net proved reserves of 25.4 MMBoe, with a PV-10 Value of $28.4 million, based on a reserve report prepared by Netherland, Sewell & Associates, Inc. These estimated net proved reserves include 4.7 MMBbls in our Wilmington units (19%), 93.5 Bcf in our Marcellus field in Pennsylvania (61%) and 28.4 Bcf in our CBM program in the Washakie Basin (19%). These estimated net proved reserves are located on approximately 30% of our total net acreage.

As of December 31, 2016, we had interests in 668 gross (507.7 net) producing wells and are the operator for 87% of these wells. For December of 2016, our average daily production was 13.7 MBoe/d gross (11.1 MBoe/d net). For 2017, we have a projected total capital expenditure budget of approximately $8.5 million.

The Company was incorporated on June 12, 1990 as a Delaware corporation for the purpose of acquiring and developing Oil & Gas Properties. The Company was incorporated under the laws of the state of Maryland prior to its reincorporation in the state of Delaware effective October 5, 2016.

The Company’s principal executive offices are located at Two Lincoln Centre, 5420 LBJ Freeway, Suite 600, Dallas, Texas 75240 and the Company’s telephone number is (214) 393-9688. Warren makes available free of charge on its website at www.warrenresources.com its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Any materials that the Company has filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549 or accessed via the SEC’s website address at www.sec.gov. The public may also obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Reorganization Under Chapter 11 and Emergence from Bankruptcy

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc. (“Warren E&P”), Warren Resources of California, Inc. (“Warren California”), Warren Marcellus, LLC (“Warren Marcellus”), Warren Energy Services, LLC and Warren Management Corp. (together, the “Chapter 11 Subsidiaries”), which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”). On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2016.

The reorganization under Chapter 11 substantially reduced indebtedness and restructured the Company’s balance sheet. Throughout the course of the Chapter 11 reorganization, we were able to conduct normal business activities and pay associated obligations for the period following the bankruptcy filing and paid certain per-petition obligations, including employee wages and benefits, goods and services provided by certain vendors, transportation of our production, and royalties and costs incurred on the Company’s behalf by other working interest owners. As a result of the reorganization, we now have an improved capital structure and enhanced financial flexibility.

Fresh Start Accounting

The Company elected to apply fresh start accounting effective September 30, 2016, to coincide with the timing of its normal fourth quarter reporting period, which resulted in Warren becoming a new entity for financial reporting purposes. The Company evaluated and concluded that events between October 1, 2016 and October 5, 2016 were immaterial and the use of an accounting convenience date of September 30, 2016 was appropriate. As such, fresh start accounting is reflected in the accompanying consolidated balance sheet as of December 31, 2016 and related fresh start adjustments are included in the accompanying statement of operations for the period from January 1, 2016 through September 30, 2016 (Predecessor).

As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements after September 30, 2016 (Successor) will not be comparable with the financial statements prior to that date. References to the “Successor” relate to Warren subsequent to September 30, 2016. References to the “Predecessor” refer to Warren on and prior to September 30, 2016.

Business Strategy

The principal elements of our business strategy are designed to grow our oil and gas reserves, production volumes and cash flows at a positive return on invested capital. We intend to accomplish this by focusing on the following key strategies:

•	Acquire Additional Assets. We will continue to review asset acquisitions that meet our economic criteria with a focus on development potential of oil and gas properties that can be developed at a reasonable cost.

•	Exploit Existing Properties Through the Drillbit. We seek to maximize the value of our existing asset base by developing properties that have production and reserve growth potential while also attempting to control production costs. We have identified a total of approximately 140 gross oil well drilling locations in our Wilmington Field oil properties, 74 gross drilling locations in the Marcellus Shale and 140 gross drilling locations in our Wyoming CBM properties, which we plan to develop using capital expenditures within cashflow from operations. Our drilling locations are located in mature fields with established production profiles and supported by existing infrastructure and end markets. Drilling locations may not have reserves associated with them at this time due to economic constraints.

•	Increase Production and Increase Proved Developed Producing Reserves from our Existing Oil and Gas Asset Base. We intend to increase our proved reserves and production in future years by drilling wells on our properties with undeveloped reserves or with resource potential, which represents approximately 66% of our acreage position at December 31, 2016.

•	Invest our Capital in a Disciplined Manner and Maintain a Strong Financial Position. We focus on utilizing our available capital on projects where we are likely to have success in increasing production and/or proved reserves at attractive returns. We believe that maintaining a strong financial position will allow us to capitalize on investment opportunities in all commodity cycles. Our capital programs are generally developed to be funded through internally generated cash flows and the use of our credit line, but we also may obtain alternative sources of capital to develop our assets through partnerships, joint ventures or other investment opportunities with third parties or additional debt or equity. We hedge a portion of our production and generally utilize long-term sales contracts to maintain a strong financial position and provide us with cash flow necessary for the development of our assets.

•	Reduce Costs Through Economies of Scale and Efficient Operations. As we continue to increase our production and develop our existing properties, we expect that our cost structure will benefit from economies of scale. We seek to exert more control over costs and timing in our exploration, development, production and operating activities.

•	Control Operations and Costs in Depressed Commodity Price Environment. We seek to serve as the operator of the wells in which we have a significant interest. As the operator, we are better positioned to control the timing and plans for future enhancement and exploitation efforts, the costs of drilling, completing, enhancing and producing the wells, and the technical expertise to take advantage of geological and operational opportunities. We believe this enables us to maximize both production volumes and wellhead prices.

Business Strengths

Balanced Asset Portfolio. Since 1999, we have grown our asset base and diversified our production through California oil property acquisitions in the Los Angeles Basin and natural gas property acquisitions in the Atlantic Rim Prospect, Washakie Basin in southwestern Wyoming and the Marcellus Shale in northeastern Pennsylvania. We believe our diverse asset base provides us with the flexibility to reallocate capital among our assets depending on fluctuations in natural gas and oil prices, as well as area economics.

Long -Lived Proved Reserves with Stable Production Characteristics. Our properties generally have long reserve lives and reasonably stable and predictable well production characteristics, with a ratio of total estimated proved reserves to production of approximately 6 years.

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

Operational control and financial flexibility. As of December 31, 2016, we were the operator of record for 87% of our producing wells. We generally prefer to retain operating control over our properties, which allows us to more effectively control operating costs, timing of development activities and technological enhancements, marketing of production, and allocation of our capital budget. In addition, the timing of most of our capital expenditures is discretionary, which allows us a significant degree of flexibility to adjust the size of our capital budget. We limited our capital expenditure budget for 2017 to an estimated $8.5 million, compared to $5.1 million of development cost in 2016. Because of the decline in oil and gas prices, we have chosen to finance our 2017 capital expenditure budget primarily through our internally generated operating cash flows.

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

Areas of Development Activities

Our development activities are focused primarily on waterflood oil recovery projects in the Wilmington field in California, CBM projects in Wyoming and our Marcellus Shale project that utilizes horizontal drilling and hydraulic fracturing techniques to develop dry natural gas. The table below highlights our main areas of activity as of December 31, 2016 (Successor):

Area	Gross Acres	Net Acres	Net Undeveloped Acreage
Atlantic Rim Project, Wyoming	90,143	70,010	47,171
Wilmington Field, California	2,476	2,460	1,211
Marcellus, Pennsylvania	6,513	5,288	2,697
Pacific Rim Project, Wyoming	197	87	87
Other(1)	6,568	2,254	1,317

Total	105,897	80,099	52,483

(1)	Includes conventional oil and gas properties located primarily in New Mexico and Texas.

California Projects

Wilmington Townlot Unit

Our Wilmington Townlot Unit (“WTU”) is located in the Wilmington field within the Los Angeles Basin of California. The WTU, a unitized oil field consisting of 1,440 gross (1,424 net) acres, has produced more than 156 million barrels of oil from primary and secondary production. All the working interests in the WTU are subject to the terms and provisions of a unit operating agreement. We own an approximate 98.9% undivided working interest in the WTU.

The net average oil production for the three months ended December 31, 2016, was approximately 1,698 barrels of oil per day (“Bbls/d”), in the WTU, compared to 2,018 Bbls/d net production during three months ended December 31, 2015. As of December 31, 2016, there were 186 gross (184 net) productive wells. Productive wells include producing wells and wells mechanically capable of production. In addition, estimated proved reserves as of December 31, 2016 were 5.8 MMbbls gross (4.7 MMbbls net), of which approximately 85% are PDP or PDNP and 15% are PUDs.

North Wilmington Unit

The North Wilmington Unit (“NWU”), a unitized oil field consisting of 1,036 gross and net acres, is located in the Wilmington oil field adjacent to our existing WTU. All working interests in the NWU are subject to the terms and provisions of a unit operating agreement. We own a 100% working interest and an approximate 84.7% net revenue interest in the NWU, including existing wells, certain equipment and certain surface properties.

The net average oil production for the three months ended December 31, 2016 was 329 Bbls/d in the NWU, compared to 462 Bbls/d net production during three months ended December 31, 2015. As of December 31, 2016, there were 46 gross and net productive wells in the NWU. There were no estimated proved reserves as of December 31, 2016.

Pennsylvania Marcellus Shale Project

Our Pennsylvania properties consist of a concentrated, contiguous acreage position located in Wyoming County, Pennsylvania in the northeast portion of the Marcellus Shale play. We operate approximately 6,513 gross (5,288 net acres in the Lower Marcellus Shale and 3,966 net acres in the Upper Marcellus Shale). We hold an approximate 75% working interest and an approximate 60% net revenue interest in these Lower Marcellus assets and an approximate 56% working interest and 45% net revenue interest in these Upper Marcellus assets. The Marcellus assets net average gas production for the three months ended December 31, 2016 was approximately 44.4 MMcfe/d. We have 34 gross (25 net) productive wells, three of which are located in the Upper Marcellus and the remainder in the Lower Marcellus. We plan to complete one additional drilling location in the Lower Marcellus. Estimated net proved reserves as of December 31, 2016 were 93.5 Bcfe, of which 89.6% are PDP. The assets include a robust and scalable infrastructure system that will enable us to further our development of the Marcellus Assets, including a gathering and compression system, takeaway capacity to end markets, a significant local customer, and abundant water supply.

Atlantic Rim Projects in the Washakie Basin, Wyoming

The Washakie Basin is located in the southeast portion of the Greater Green River Basin in southwestern Wyoming and represents our largest acreage position. As of December 31, 2016, we owned 90,143 gross (70,010 net) acres prospective for CBM development in this area, of which 47,171 net acres were undeveloped.

The net average gas production for our Wyoming assets for the three months ended December 31, 2016 was approximately 11.7 MMcfe/d. We have 386 gross (248.7 net) productive wells in the Washakie Basin. Estimated net proved reserves as of December 31, 2016 were 28.4 Bcfe, of which 100% are PDP and PDNP.

Atlantic Rim Project

Our Atlantic Rim project comprises approximately 90,143 gross (70,010 net) acres on the eastern rim of the Washakie Basin. As of December 31, 2016, we had drilled a total of 316 wells. Currently, we are developing our acreage in the Atlantic Rim project within the Spyglass Hill Unit.

Spyglass Hill Unit

Warren operates the U.S. Bureau of Land Management (the “BLM”) approved Spyglass Hill Unit in the Atlantic Rim area, which covers approximately 113,290 total gross acres (the “Unit”). Effective September 11, 2016, the Spyglass Hill Unit contracted down to 28,948 gross acres, which contains three Participating Areas. All producing wells within Spyglass Hill Unit are situated within Grace Point Participating Area, Sun Dog Participating Area or Doty Mountain Participating Area.

Spyglass Hill Unit, Wyoming Participating Areas	Total Acres in Participating Area	Warren Gross Acres in Participating Area	Warren Net Acres in Participating Area
“A” Grace Point	6,362	6,082	5,157
“B” Doty Mountain	11,495	10,335	9,118
“C” Sun Dog	11,091	10,406	7,689

Total	28,948	26,823	21,964

Warren also owns interests in undeveloped leases in the southern portion of the Atlantic Rim Project, which are prospective for multiple deep formations. These leases are perpetuated by production or commitment to the Unit. Since the Unit contracted effective September 11, 2016, these leases were given a two year extension under the Spyglass Hill Unit Agreement. If the leases are not producing in paying quantities or committed to a new unit by September 11, 2018, the leases will expire.

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

Grace Point Participating Area

The Grace Point Participating Area contains 86 wells. The net average gas production for the three months ending December 31 2016, averaged approximately 933 gross Mcf/d of natural gas and 24,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2016, estimated proved reserves for the wells in the Grace Point Participating Area were 1.8 gross (1.2 net) Bcf. We own an approximate 81% working interest in the wells drilled in the Grace Point Participating Area.

Doty Mountain Participating Area

The Doty Mountain Participating Area currently contains 107 wells. The net average gas production for the three months ending December 31 2016, averaged approximately 7,947 Mcf/d and 32,000 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2016, estimated proved reserves for the wells in the Doty Mountain sub-area were 30.6 gross (19.9 net) Bcf. We currently own an approximate 79% working interest in the wells drilled in the Doty Mountain Participating Area.

Sun Dog Participating Area

As of December 31, 2016, the Sundog Participating Area contained 122 wells. The net average gas production for the three months ended December 31 2016, averaged approximately 1,896 Mcf/d and approximately 40,500 Bbls/d of water. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2016, estimated proved reserves for the wells in the Sun Dog sub-area were 12.9 Bcf gross (7.4 net) Bcf. We currently own a working interest of approximately 69% in the wells drilled in the Sun Dog Participating Area.

Catalina Unit

The Catalina Unit is operated by Escalera Resources, Inc., and consists of 71 wells. The net average gas production for the three months ended December 31 2016, averaged approximately 912 Mcf/d of natural gas. Warren currently owns a working interest of approximately 13.4% in the Participating Area “A” in the Catalina Unit. Based on a report from Netherland, Sewell & Associates, Inc. as of December 31, 2016, there were no estimated proved reserves for the wells in the Catalina unit.

Oil and Natural Gas Reserves

Third Party Reserve Reporting and Controls Over Reserve Report

The reserves estimates shown herein for the years ended December 31, 2016 and 2015, have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI’s Letter is filed as an exhibit to this Form 10-K. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. C. Ashley Smith and Mr. Shane M. Howell. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Smith is a Licensed Professional Engineer in the State of Texas (No. 100560) and has over 16 years of practical experience in petroleum engineering, with over 10 years of experience in the estimation and evaluation of reserves. Mr. Howell is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276) and has over 18 years of practical experience in petroleum geosciences, with over 11 years of experience in the estimation and evaluation of reserves. These NSAI reserve estimates are reviewed by our in-house petroleum engineers and geoscientists who oversee and control preparation of the reserve report data by working with NSAI to ensure the integrity, accuracy and timeliness of data furnished to NSAI for their evaluation process. Warren’s technical person who was primarily responsible for overseeing the preparation of our reserve estimates was its Vice President of Operations. He has over 38 years of experience in the oil and gas industry, including 30 years as either a reserve evaluator or manager. His professional qualifications include a bachelor’s degree in Petroleum Engineering from Texas A&M University and membership in the Society of Petroleum Engineers.

The reserves information in this Annual Report on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate either negatively or positively. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent that we successfully develop our inventory of probable and possible locations, have positive revisions, acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced. For additional information regarding estimates of proved reserves, the preparation of such estimates by NSAI and other information about our oil and natural gas reserves, see Note L Oil and Gas Reserve Data (Unaudited) to the Consolidated Financial Statements in Item 8.

The current SEC rules require that the reserve estimates are based on the 12-month unweighted arithmetic average of the first-day-of- the-month price for each month in the period January through December 2016. For oil volumes, the average West Texas Intermediate posted price of $39.25 per barrel is adjusted for quality, transportation fees, and market differentials. For gas volumes, the average Henry Hub spot price of $2.48 per MMbtu is adjusted for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. For the proved reserves, the average adjusted product prices weighted by production over the remaining lives of the properties are $33.39 per barrel of oil and $1.59 per Mcf of gas. By area, these average adjusted prices are $33.39 per barrel of oil for the California business unit, $1.42 per Mcf of gas for the Pennsylvania business unit and $2.12 per Mcf of gas for the Wyoming business unit. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.

The commodity price assumptions described above exceed the current market price of oil and gas. Therefore we may have a substantial downward adjustment in our estimated proved reserves in the future if the current low commodity price environment persists.

Estimated Proved Reserves

The following table presents our estimated proved natural gas and oil reserves and the PV-10 value of our interests in net reserves in producing properties as of December 31, 2016 and 2015 based upon reserve reports prepared by NSAI. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own.

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls):
Proved developed	4,008	6,824
Proved undeveloped	724	6,115

Total	4,732	12,939

Net natural gas reserves (MMcf):
Proved developed	114,719	153,093
Proved undeveloped	9,097	10,638

Total	123,816	163,731

Total Net Proved Oil and Natural Gas Reserves (MBoe)	25,368	40,227

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$21,497	$85,147
Proved undeveloped	6,858	10,876

Total(1)	28,355	96,023
Less: future income taxes, discounted at 10%	—	—

Standardized measure of discounted future net cash flows (in thousands)(2)	$28,355	$96,023

Prices Used in Calculating Reserves:
Oil (per Bbl)	$33.39	$42.81
Natural Gas (per Mcf)	$1. 59	$1.74
Proved Developed Reserves (MBoe)	23,127	32,339

(1)	The PV-10 Value represents the future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10% per annum. Although it is a non-GAAP measure, we believe that the presentation of the PV-10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Our reconciliation of this non-GAAP financial measure is shown in the table as the PV-10, less future income taxes, discounted at 10% per annum, resulting in the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%. In accordance with SEC requirements, our reserves and the future net revenues at December 31, 2015 and 2016, were determined using average monthly pricing for 2015 and 2016. These prices reflect adjustment by lease for quality, transportation fees and regional price differences.
(2)	Standardized measure of discounted future net cash flows may differ from PV-10 value because it includes the effect of future income taxes.

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

PV-10 is equal to the future net cash flows from our proved reserves, excluding any future income taxes, discounted at 10% per annum (“PV-10”). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs for which the existence and recoverability of such reserves can be estimated with reasonable certainty or from existing wells on which a relatively major expenditure is required to establish production. PV-10 may be considered a non-GAAP financial measure as defined by Item 10(e) of Regulation S-K and is derived from the standardized measure of discounted future net cash flows which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. We believe that the presentation of the PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 is not a substitute for the standardized measure of discounted future net cash flows.

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

With respect to the estimates prepared by NSAI, PV-10 value should not be construed as representative of the fair market value of our proved natural gas and oil properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated. You are cautioned not to place undue reliance on the reserve data included in this annual report on Form 10-K. Under SEC guidelines, prices used in computing reserves at December 31, 2016 and 2015, are based on 12 month average pricing for 2016 and 2015, respectively.

Productive Wells

The following table sets forth our gross and net productive wells as of December 31, 2016 (Successor):

	Oil Wells		Natural Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
California	232	230	—	—	232	230
New Mexico	—	—	6	1.5	6	1.5
Pennsylvania	—	—	34	24.9	34	24.9
Texas	—	—	10	2.6	10	2.6
Wyoming	—	—	386	248.7	386	248.7

Total	232	230	436	277.7	668	507.7

Gross wells represent all wells in which we have a working interest. Net wells represent the total of our fractional undivided working interest in those wells. Productive wells include producing wells and wells mechanically capable of production. Not all wells listed above were on production as of December 31, 2016.

There were no development and exploration activities in progress at year end. Additionally, there were no proved undeveloped reserves with drilling activities in 2016.

Natural Gas and Oil Acreage

The following table sets forth our acreage position as of December 31, 2016 (Successor):

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	1,260	1,249	1,216	1,211	2,476	2,460
New Mexico	3,384	623	761	37	4,145	660
Pennsylvania	3,191	2,591	3,321	2,697	6,512	5,288
Texas	704	176	—	—	704	176
Wyoming	29,467	22,839	60,676	47,171	90,143	70,010
Other	440	138	1,280	1,280	1,720	1,418

Total	38,446	27,616	67,254	52,396	105,700	80,012

The primary terms of the Company’s oil and gas leases expire on various dates in any given year. All of the Company’s proved acreage is perpetuated by production, unitization or by continuous operations. This means that the Company will maintain its rights in these leases as long as natural gas or oil is produced in paying quantities or as long as operations are conducted on the acreage by the Company or other parties holding interests in those leases. In some cases, if production from a lease ceases, the lease will expire, and in other cases, if production or royalty payments attributable to any lease is interrupted or ceases, the Company may maintain the lease by unit production or conducting operations on the unit or lease.

The Company has approximately 427 and 28,781 and 2,344 net acres subject to leases with primary terms that expire in 2017, 2018 and 2019 respectively. Leases covering 534 net acres expired in 2016. The Company has in the past been and expects in the future to be able to extend the terms of some of these leases by conducting operations thereon or by exchanging or selling some of these leases to or with other companies. The Company does not expect to lose material developed lease acreage as a result of a failure to drill, inadequate capital, equipment, or personnel. The company did not meet the unit requirement to drill 25 gross CBM wells on or before September 11, 2016, and the Company has approximately 31,887 total net acres subject to contraction of the Spyglass Hill Unit. Many of those acres will expire in 2018, as reflected above, unless perpetuated by drilling operations.

Based on the Company’s evaluation of prospective economics, the Company has allowed acreage to expire and will continue to allow additional acreage to expire in the future.

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

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
Production:
Oil (MBbls)
Wilmington Field	793.8	980.3

Total	793.8	980.3

Natural Gas (MMcf)
Wilmington Field	50.8	—
Marcellus	18,284.2	22,943.3
Atlantic Rim	4,291.5	4,709.8
Other	413.4	380.2

Total	23,039.9	28,033.3

Production:
Total MBoe(1)	4,642.3	5,652.5
Average Sales Price Per Unit:
Oil (per Bbl)	$34.09	$41.14
Natural gas (per Mcf)	$1.31	$1.55
Weighted average sales price (per Boe)	$12.35	$14.81
Expenses (per Boe):
Lease operating expense(2)	$9.32	$8.76

(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.
(2)	Lease operating expenses related to our CBM operations include costs for operating our commercially productive CBM wells, together with the costs for operating our CBM wells that are still in the dewatering phase and are not yet commercially productive.

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

For 2016, the largest purchasers and marketers of our total oil and gas production were Phillips 66 Company, Clearwater Enterprises, and Devlar Energy, which accounted for 58%, 35% and 6%, respectively, of our total production sold.

All of our oil reserves are located in California and are sold into a transportation pipeline which delivers our oil production to Phillips 66 Company, which operates a refinery in nearby Carson, California. All of our oil production in California is attributable to heavy crude (generally 21 degree API gravity crude oil or lower). The market price for California crude oil differs from the established market indices in the U.S., due principally to the higher transportation and refining costs associated with heavy oil. Effective March 1, 2016, we entered into an oil purchase contract with Phillips 66 Company whereby the Company sells its oil at the average Midway Sunset posted price for the month less $3.05 per barrel plus a premium for a gravity adjustment which should approximate $0.20 per barrel. For 2016, Warren received a weighted average price of approximately 79% of the NYMEX index price for crude oil sold under the Phillips 66 contract.

Our natural gas production in Pennsylvania and Wyoming is delivered into natural gas pipelines for transportation and is sold to various purchasers for later re-marketing or end use. The majority of all of our natural gas is sold under monthly contracts that allow for periodic adjustments in pricing according to market demands. The prices and marketing of natural gas and oil can be affected by factors beyond our control, the effects of which cannot be predicted, including seasonal variations, general market supply and other fluctuations. In the Marcellus Shale, we sell our natural gas at the Tennessee Gas Pipeline (TGP, Zone 4) or the Transco-Leidy Line receipts market price less transportation fees. Both price points in the Marcellus and the CIG price typically have a negative basis differential below the NYMEX Henry Hub prompt month natural gas price. Fluctuations between spot and index prices can significantly impact the overall differential to the Henry Hub. In the Atlantic Rim of the Washakie Basin, Wyoming, we sell our natural gas at the Rocky Mountain Colorado Interstate Gas (“CIG”) market price less transportation fees. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as we believe there are a significant number of readily available purchasers in the market.

Hedging Activities

We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price risk. We have an active commodity hedging program to mitigate the risks of the volatile prices of oil and natural gas. In accordance with our term loan, we intend to hedge approximately 75% of our oil and natural gas production on a forward 12 to 24 month basis using a combination of swaps, cashless collars and other financial derivative instruments with counterparties that we believe are creditworthy. Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use collar agreements and swap agreements to attempt to manage price risk more effectively. The collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of oil, natural gas, and natural gas liquids for the period is greater or less than the fixed price established for that period when the swap is put in place. If the index price falls below the floor price, the counterparty pays us net of the fixed premium. If the index price rises above floor price, we pay the fixed premium. Our oil and gas hedges run into 2019.

Our Service and Operational Activities

Our drilling, completion, production, re-entry and land operations are conducted, managed and supervised for us through Warren E&P. Through Warren E&P, we employ petroleum engineers, geologists, drilling supervisors, landmen and field supervisors. Warren E&P also employs geologists, engineers and other personnel on a contract basis. As of December 31, 2016, Warren E&P was the operator of approximately 87% of the wells in which we had interests.

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

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental damages, and injunctive relief requiring us to cease production. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. We believe that we substantially comply with all current applicable environmental laws and regulations, and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition or results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations at this time. For the year ended December 31, 2016, we did not incur any material expenditures for remediation or pollution control equipment at any of our facilities.

The environmental laws and regulations which could have a material impact on the oil and natural gas exploration and production industry are as follows:

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an EA prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed EIS that may be made available for public review and comment. All of our current and proposed exploration, production and development plans on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Some of our exploration and production activities occur on federal leases. This is particularly true of our CBM operations. Exploration and production operations on federal leases are generally performed in accordance with a record of decision issued by the Bureau of Land Management (“BLM”) after preparation of an EA or EIS. A record of decision typically includes environmental and land use provisions that restrict and limit exploration and production activities on federal leases. Much of our CBM operations are subject to records of decision, and we have not experienced any material difficulty in complying with their terms and conditions.

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non- hazardous wastes as hazardous for future regulation. Legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes”.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site, or site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substance. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum is excluded from CERCLA’s definition of “hazardous substance”, in the course of our operations, we use materials that, if released, would be subject to CERCLA. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such “hazardous substances” have been deposited.

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

Air Emissions. The Federal Clean Air Act and associated state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. These regulations apply to natural gas wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment. Since January 1, 2015, all wells subject to the rule have been required to use “green completion” technology to limit emissions during well completion operations.

Because of the severity of ozone levels in portions of California, the state has the most severe restrictions on emissions of VOCs and nitrogen oxides (“NOX”) of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOX. Some of our producing wells are in counties that are designated as non-attainment for ozone and, therefore, potentially are subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could require the installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including in California, the South Coast Air Quality Management District, the California Air Resources Board and other local agencies. These regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. We believe we are in substantial compliance with all air emissions regulations, and that we hold all necessary and valid construction and operating permits for our operations. Obtaining permits has the potential to delay the development of our oil and natural gas projects. See “Future Regulation—Wilmington Field” below.

The Safe Drinking Water Act, Groundwater Protection, and the Underground Injection Control Program. The Federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and natural gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

We engage third parties to occasionally provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. With the exception of hydraulic fracturing using diesel fuel, the SDWA exempt hydraulic fracturing from regulation under the UIC program. On February 12, 2014, the EPA released an “interpretative memorandum” providing technical recommendations for implementing UIC requirements for hydraulic fracturing activities using diesel fuels. In this guidance document, EPA expansively defined the term “diesel” to include hydrocarbons such as kerosene that have not typically been considered to be diesel. Bills which would have repealed the hydraulic fracturing exemption have been introduced in the last three sessions of Congress. In addition, the EPA is conducting a congressionally-mandated study on the effects of hydraulic fracturing on drinking water resources. The EPA issued a final draft report in June 2015 for peer review and public comment. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. In addition to federal regulation, certain states have adopted and are considering laws that require the disclosure of the chemical constituents in hydraulic fracturing fluids. Moreover, the Department of the Interior issued rules in March 2015 that modify regulations for hydraulic fracturing activities on federal and Indian lands, including chemical disclosure, well bore integrity and handling of flow back water. Additional disclosure and operational requirements could result in increased regulation, operational delays and increased operating costs that could make it more difficult to perform hydraulic fracturing.

California Environmental Quality Act (“CEQA”). CEQA is a California statute that requires consideration of the environmental impacts of proposed actions that may affect the environment. CEQA often requires the responsible governmental agency to prepare an environmental impact analysis document that is made available for public comment. In some cases, the responsible agency also is required to consider mitigation measures. The party requesting agency action bears the expense of the document.

In 2014, after a lengthy CEQA analysis, we received permit approvals from the South Coast Air Quality Management District (“SCAQMD”) for the disposal of our WTU associated and produced gas. These permits allow us (i) to burn gas using a new high efficiency clean enclosed burner to replace the existing gas flare, and (ii) eventually, to sell the gas directly to a third party user by transporting the gas through transmission facilities owned by local gas utility companies. In the future, we may be required to undergo the CEQA process for other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new permits and permit renewals. See “Future Regulation—Wilmington Field” below.

Abandonment, Decommissioning and Remediation Requirements. Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production and transportation facilities, and the environmental restoration of operations sites. The California Department of Conservation, Division of Oil, Gas and Geothermal Resources (“DOGGR”) is the principal state agency responsible for regulating the drilling, operation, maintenance and abandonment of all oil and natural gas wells in the state of California.

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

Climate Change Legislation and Greenhouse Gas Regulations. Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas (“GHG”) emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce.

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are considered “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision and the change in presidential administrations, on December 7, 2009, the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, on September 22, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry. This rule requires companies that hold state drilling permits and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annual carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. These reporting obligations continue in effect.

The EPA has also issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules for certain stationary sources. Beginning in 2012, the EPA has issued regulations aimed at reducing greenhouse gas emission, including methanol from oil and gas activities and recently announced plans to issue additional rules which target methane emissions from the oil and gas sector. The EPA’s finding, the greenhouse gas reporting rules, and the rules to regulate the emissions of greenhouse gases may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry. Similarly, the U.S. Congress has considered, and may in the future consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. Future federal climate change legislation could adversely impact our operations.

In addition to the EPA’s actions to regulate GHGs, more than one-third of the states have begun taking action on their own to control and/or reduce emissions of greenhouse gases. Several multi-state programs have been developed or are in the process of being developed: the Regional Greenhouse Gas Initiative involving 10 Northeastern states and three Canadian provinces, the Western Climate Initiative involving California and four Canadian provinces, and the Midwestern Greenhouse Gas Reduction Accord involving seven states and one Canadian province. Any of the climate change regulatory and legislative initiatives described above could have a material adverse effect on our business, financial condition, and results of operations. On September 27, 2006, California’s governor signed into law Assembly Bill (AB) 32, known as the “California Global Warming Solutions Act of 2006,” which establishes a statewide cap on GHGs that will reduce the state’s GHG emissions to 1990 levels by 2020 and establishes a “cap and trade” program. The California Air Resources Board adopted regulations in December 2010 to implement AB 32 that commenced on January 1, 2012.

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

Natural Gas Sales Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission, or FERC, has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales”, which includes all of the sales of our production.

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

Operations on Federal Oil and Gas Leases

We conduct a sizeable portion of our operations on federal oil and natural gas leases which are administered by the BLM and the Minerals Management Service (“MMS”). Federal leases contain relatively standard terms and require compliance with detailed BLM and MMS regulations and orders, which are subject to change. Under certain circumstances, the BLM may require any of our operations on federal leases to be suspended, curtailed or terminated. Any such suspension or termination could have a material adverse effect on our business, financial condition and results of operations. The MMS issued a final rule that amended its regulations governing the valuation of oil and gas produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil and gas produced from federal leases.

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

We anticipate no material capital expenditures to comply with federal and state environmental requirements. In addition, state-wide reclamation bonds and our $50 million casualty and environmental insurance policy have been adequate to meet the applicable bonding and insurance requirements to date. Additionally, we have deposited $2.9 million in money market securities as of December 31, 2016, as collateral for a $3.2 million reclamation bond for the Wilmington Townlot Unit.

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

Atlantic Rim. In May 2007, the BLM issued its Record of Decision for the Atlantic Rim EIS that allows the development of the Atlantic Rim project by drilling up to 2,000 wells, 1,800 of which are CBM wells and 200 of which are deeper conventional wells. Based on the current knowledge of geologic formations, the BLM’s minimum well spacing will be 80 acres per CBM well. Our Washakie Basin CBM production operations are also subject to Wyoming Department of Environmental Quality, or DEQ, regulations and permit requirements. Permits required from the Wyoming DEQ include air emission and produced water discharge permits. To date, we have not experienced any difficulties in obtaining any air permits needed for our Washakie Basin operations from the Wyoming DEQ. Disposal of produced water is limited to subsurface injection in the portion of the Washakie Basin within the Colorado River drainage area. We have received permits for a sufficient number of water injection wells in the Atlantic Rim project; however, we will need to obtain permits for additional injection wells, in the event we need additional subsurface disposal capacity.

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

Employees

At December 31, 2016, we had 66 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of geological, permitting and EA activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Offices

Our principal executive office is located at Two Lincoln Centre, 5420 LBJ Freeway, Suite 600, Dallas, TX 75240, and our telephone number is (214) 393-9688. We lease approximately 11,832 square feet of office space for our Dallas, TX office under a lease that expires in April 2022. Our oil and gas operations office in Casper, Wyoming occupies 1,174 square feet under a lease that expired in October 2014 and is currently month to month. Our oil and gas operations office in Long Beach, California occupies 3,326 square feet of space under a lease that expires in November 2018. We lease additional space for our other office located in Denver, CO which occupies 4,507 square feet and is currently month to month. We also have field offices in Tunkhannock, Pennsylvania, Wilmington, California and Rawlins, Wyoming. We believe that our facilities are adequate for our current operations.

Our website address is http://www.warrenresources.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at Two Lincoln Centre, 5420 LBJ Freeway, Suite 600, Dallas, TX 75240. Information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Emergence from Voluntary Reorganization under Chapter 11

On June 2, 2016, the Company and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Warren California, Warren Marcellus, Warren Energy Services, LLC and Warren Management Corp., which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors On October 5, 2016, the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2016.

Litigation in the Normal Course of Business

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

Market Information.

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until shares of our common stock are listed on a national securities exchange, it is not expected that a public market for shares of our common stock will develop.

Holders

As of March 31, 2017 there were approximately 70 record holders of our common stock.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. Dividends are also restricted under the terms of Exit Credit Facility. We currently intend to retain earnings, if any, to service our debt obligations and finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Compensation Plans

None.

The table below includes information about our equity compensation plans as of December 31, 2016, each of which has been approved by our stockholders:

	Number of Shares Authorized for Issuance under plan	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock		Number of securities remaining available for future issuance under equity compensation plans
2016 Equity Incentive Plan	600,000	0	$	N/A	600,000

Item 6:	Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows should be read together with the “Selected Consolidated Financial Data” and the accompanying financial statements and notes related thereto that are included elsewhere in this annual report on Form 10-K. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this annual report on Form 10-K, including in “Cautionary Note Regarding Forward-Looking Statements”, all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the exploration and development of domestic onshore oil and natural gas reserves. We focus our efforts primarily on the development of our waterflood oil recovery properties in the Wilmington field within the Los Angeles Basin of California, the Marcellus Shale in northeastern Pennsylvania and our coalbed methane, or CBM, natural gas properties located in the Wyoming region.

As of December 31, 2016, we owned natural gas and oil leasehold interests in approximately 105,897 gross (80,099 net) acres, approximately 66% of which were undeveloped. Substantially all our undeveloped acreage is located in Wyoming. Our total estimated net proved reserves are located on approximately 30% of our net acreage.

Liquidity and Capital Resources

Our cash and cash equivalents decreased approximately $21.1 million in 2016 to $5.6 million compared to 2015. This resulted from cash used in operating activities of $25.5 million and cash used in investing activities of $3.9 million which was offset by cash provided by financing activities of $10.0 million.

Capital expenditures for 2016 amounted to $5.1 million which represents an 86% reduction in spending from the 2015 level. This drastic reduction reflects the severe cash limitations imposed on the Company in 2016.

Our primary sources of pre-petition liquidity through the first half of the calendar year was cash provided by operations. The Company also had access to a post-petition $20 million DIP Credit Facility during the pendency of the Chapter 11 Cases (as defined below). This was never utilized, as operating cash flow was sufficient to meet post-filing obligations.

Upon emergence from the Chapter 11 Cases (as defined below),bankruptcy, Warren was provided with a $150 million term loan, of which $130 million was immediately deemed outstanding as the initial debt under the terms of the restructuring, and $20 million of “new credit” available on a delayed draw basis. Warren borrowed $10 million of this amount during the fourth quarter of 2016 and the balance remained undrawn at year-end. See the section below for an expanded description of this facility. The full description of this term loan is below in the section titled “Successor Exit Credit Facility.”

Reorganization

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

Fresh-start Accounting

Upon the Company’s emergence from chapter 11 bankruptcy, the Company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the Reorganization Value of the Company’s assets immediately prior to the date of confirmation was less than post-petition liabilities and allowed claims, and (ii) the holders of the existing voting shares of the Predecessor entity received less than 50% of the voting shares of the merging entity. Fresh-start accounting required the Company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity is referred to as “Successor” or “Successor Company.” However, the Company will continue to present financial information for any periods before adoption of fresh-start accounting for the Predecessor Company. The Predecessor and Successor companies may lack comparability and therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor Companies.

Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, the Company allocated the Reorganization Value (the fair value of the Successor Company’s total assets) to its individual assets based on their estimated fair values. The Reorganization Value is intended to represent the approximate amount a willing buyer would value the Company’s assets immediately after the reorganization.

Successor Exit Credit Facility

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

The outstanding term loans, along with accrued and unpaid obligations with respect to such loans, under the Exit Credit Facility are subject to prepayment in respect of (i) proceeds from the issuance or incurrence of debt, excluding those items of debt permitted to be issued or incurred under the Credit Agreement and (ii) casualty proceeds and proceeds received from asset dispositions, subject to limited reinvestment rights and certain excluded asset sales. The Exit Credit Facility is guaranteed by all of the Company’s wholly owned subsidiaries. The Exit Credit Facility is secured by substantially all of the oil and gas assets of the Company and the Guarantors, as well as all of the equity interests in the Guarantors. Certain third-party swap and derivative transactions may be secured pursuant to an intercreditor agreement on a pari passu basis with the same collateral securing the Exit Credit Facility. The Exit Credit Facility also includes certain covenants, including a net debt to EBITDA ratio as defined in the credit agreement.

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

The outstanding balance of the Exit Credit Facility at December 31, 2016 amounted to $140.3 million which includes $0.3 million of paid-in-kind interest.

During 2016, the Company reported a net loss of $317.6 million (which included $232.2 million of impairment expense and $35.5 million of interest expense). This compares to 2015 when the Company had a net loss of $620.0 million (which included $578.3 million of impairment expense and $30.4 million of interest expense).

On December 31, 2016, our total proved reserves were 25.4 MMBoe. Revisions decreased 2016 proved natural gas reserves and oil reserves by a net amount of 16.9 Bcf and 7.4 MMbbls as described below:

Wyoming – Lower gas prices coupled with increased marketing differentials resulted in a 53% drop in total proved reserves, comprised of a 10% decrease in proved developed producing reserves, 20% in proved developed non-producing and a 100% drop in the proved undeveloped category. The total value of the proved reserves (PV10%) decreased by $7.4 million from $15.4 million to $8.0 million.

Pennsylvania – Although the gas pricing used to generate the 2016 reserves was lower than 2015 pricing, marketing differentials decreased significantly resulting in a 17% increase in total proved reserves compared with 2015, virtually all realized in the proved developed producing category. The total value of the proved reserves (PV10%) increase by $12.6 million from a negative $5.6 million to $7.0 million.

California – A significant drop in SEC oil prices resulted in a decrease of 58% to the total proved reserves. This decrease was comprised of a 33% decrease in proved developed producing reserves, a 25% decrease in proved developed non-producing reserves and an 88% decrease in proved undeveloped reserves. A significant portion of the reduction in proved undeveloped reserves is attributable to the SEC “5 year rule”; these reserves will be returned to the reserve report in the following year, subject to pricing. The total value of the proved reserves (PV10%) decreased by $73.0 million from $85.9 million to $12.9 million, mainly due to pricing and the SEC “5 year rule”.

The Company’s proved reserves decreased as of December 31, 2015 compared to prior years. The 2015 decrease was primarily the result of the sustained low commodity price environment. Our oil operations include a secondary recovery waterflood with significant fixed costs. During 2015, our oil lease operating expenses were $21.83 per barrel of oil produced. Our natural gas operations include reinjecting the produced water into deep formations and compressing and transporting the gas with significant fixed costs. During 2015, our natural gas lease operating expenses were $1.00 per Mcf of gas produced. The Company’s estimated proved reserves are based on assumptions that may prove to be inaccurate. The Company’s estimated proved reserves for the periods indicated are listed below.

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2016	2015
Estimated Proved Oil and Natural Gas Reserves:
Net oil reserves (MBbls)	4,732	12,939
Net natural gas reserves (MMcf)	123,816	163,731

Total Net Proved Oil and Natural Gas Reserves (MBoe)	25,368	40,227

Estimated Present Value of Net Proved Reserves (in thousands):
PV-10 Value
Proved developed	$21,497	$85,147
Proved undeveloped	6,858	10,876

Total	28,355	96,023
Less: future income taxes, discounted at 10%	—	—

Standardized measure of discounted future net cash flows	$28,355	$96,023

Prices Used in Calculating Reserves:
Oil (per Bbl)	$33.39	$42.81
Natural Gas (per Mcf)	$1.59	$1.74
Proved Developed Reserves (MBoe)	23,127	32,339

2016 and 2017 Capital Expenditure Program

During 2016, we invested $5.0 million in our capital expenditure program. This was substantially below the $36.1 million spent during the course of 2015 and reflected the Company’s objective to conserve cash. The majority of this investment consisted of infrastructure expenditures in California and other projects designed to sustain production levels as much as possible during the restructuring period.

The Company forecasts a 2017 capital expenditure budget of $8.5 million. Given the continued downward pressure on hydrocarbon prices, most of this commitment will be dedicated to returning existing wells to production and, to a limited degree, development opportunities in our Marcellus Shale field. The Company intends to fund 2017 capital expenditures with cash flows from operations. Of course, we will continue to look for strategic acquisition opportunities in the normal course, but have not designated any of our projected spending to that end.

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

In accordance with full cost accounting rules, Warren is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. In 2016, we recorded an impairment charge of $232.2 million. In 2015 we recorded an impairment charge of $578.3 million.

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

Results of Operations

Three Months Ended December 31, 2016 and Nine Months Ended September 30, 2016 Compared to the Year Ended December 31, 2015

Revenues

Oil and Gas Revenues

Revenue from oil and gas sales were $16.9 million and $39.7 million for the three months ended December 31, 2016 (Successor) and the nine months ended September 30, 2016 (Predecessor), respectively. This represents a year over year decrease of $27.1 million or 32% when compared to oil and gas sales of $83.7 million for the year ended December 31, 2015 (Predecessor). This decrease results from a 19% reduction in production from both oil and gas as well as a 17% reduction in realized price. The average realized price of oil on a year over year basis dropped from $41.14/bbl in 2015 to $34.09/bbl in 2016. Additionally the average realized gas prices dropped from $1.55/mcf in 2015 to $1.30 in 2016.

Transportation Revenue

We receive fees for transporting gas through our Atlantic Rim intrastate pipeline, which connects with the Wyoming Interstate Company (WIC) System. Transportation revenue totaled $1.0 million for the three months ended December 31, 2016 (Successor) and $3.2 million for the nine months ended September 30, 2016 (Predecessor). This represents a year over year decrease of 10% when compared to transportation revenue of $4.6 million for the year ended December 31, 2016 (Predecessor).

Operating Expenses

Lease operating expenses and taxes

Lease operating expense amounted to $10.7 million for the three months ended December 31, 2016 (Successor) and $32.6 million for the nine months ended September 30, 2016 (Predecessor). This represents a year over year reduction of $6.3 million or 13% when compared to lease operating expense of $49.6 million for the year ended December 31, 2015 (Predecessor). This decrease results from cost savings efforts instituted to control operating expenses.

Depreciation, depletion and accretion (DD&A)

DD&A totaled $10.8 million for the three months ended December 31, 2016 (Successor) and $18.9 million for the nine months ended September 30, 2016 (Predecessor). This represents a year over year reduction of $36.5 million when compared to DD&A of $66.2 million for the year ended December 31, 2015 (Predecessor). DD&A for the three months ended December 31, 2016 (Successor) reflects the impact of restating the Company’s oil and gas properties at fair value under fresh-start accounting. DD&A for 2016 was also significantly less than 2015 reflecting the impact of large impairments for the nine months ended September 30, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor). In 2017, DD&A will continue to decrease in comparison to 2016 given the effects of the impairment charge recognized as of December 31, 2016.

Impairment expense

The Company recorded impairment expense of $145.1 million for the three months ended December 31, 2016 (Successor). This impairment reflects the pricing differences between the first-day-of-the-month average price for the preceding twelve months required by Regulation S-X, Rule 4-10 and ASC 932 used in calculating the ceiling test and the forward-looking prices used by ASC 852 to estimate the fair value of the Company’s oil and gas properties on the fresh-start reporting date, September 30, 2016. The Company recorded ceiling test impairments totaling $87.1 million for the nine months ended September 30, 2016 (Predecessor). These impairments were driven by decreases in commodity prices used in the ceiling test calculation since December 31, 2015. We recorded ceiling test impairments totaling $578.3 million for the year ended December 31, 2015 (Predecessor). The impairments in 2015 were driven by decreases in commodity prices used in the ceiling test calculation since December 31, 2014.

Transportation expense

Pipeline operating expenses totaled $0.5 million for the three months ended December 31, 2016 (Successor) and $1.0 million for the nine months ended September 30, 2016 (Predecessor). This represents a year over year reduction $0.2 million when compared to transportation expense for the year ended December 31, 2015 (Predecessor).

General and administrative expense (G&A expense)

G&A expense was $3.3 million for the three months ended December 31, 2016 (Successor) and $8.9 million for the nine months ended September 30, 2016 (Predecessor). This represents a $5.5 million or 31% reduction in G&A expense of $17.7 million for the year ended December 31, 2015 (Predecessor). This reduction reflects management’s cost savings efforts to control G&A expense.

Reorganization items

The Company incurred restructuring expenses of $14.2 million for the nine months ended September 30, 2016 (Predecessor). These amounts consist of legal and professional fees associated with the Chapter 11 Cases.

Other Income (Expense)

Interest and other income

Interest and other income amounted to $0.1 million for the three months ended December 31, 2016 (Successor) and $0.5 million for the nine months ended September 30, 2016 (Predecessor). However, interest and other income amounted to $5.6 million for the year ended December 31, 2015 (Predecessor). The 2015 amount primarily pertains to the sale of non-oil and gas property in our North Wilmington Unit in California.

Interest expense

Interest expense totaled $3.6 million for the three months ended December 31, 2016 (Successor). This level of interest expense reflects the discontinuance of interest expense on our Predecessor borrowings that were cancelled as part of our Chapter 11 Cases. However, it does include interest expense on our Exit Credit Facility for the three month period.

Interest expense amounted to $31.8 million for the nine months ended September 30, 2016 (Predecessor) which includes interest expense on our First Lien Credit Facility, Second Lien Credit Facility and Senior Notes.

Interest expense amounted to $30.4 million for the year ended December 31, 2015 (Predecessor). This excludes $8.8 million of capitalized interest associated with the development of the Marcellus Assets.

Gain (Loss) on financial instruments

The Company recorded a loss on derivative financial instruments of $10.9 million during the three months ended December 31, 2016 (Successor). This consisted of an unrealized loss on the change in mark-to-market valuations of $10.2 million and a realized loss on cash settlements of $0.7 million.

The Company recorded a gain on derivative financial instruments of $0.8 million during the nine months ended September 30, 2016 (Predecessor). This consisted of an unrealized loss on the change in mark-to-market valuations of $10.9 million and a realized gain on cash settlements of $11.7 million.

The Company recorded a gain on derivative financial instruments of $20.1 million for the year ended December 31, 2015 (Predecessor). This consisted of an unrealized gain on the change in mark-to-market valuations of $13.0 million and a realized gain on cash settlements of $7.1 million.

Loss on contingent consideration

The Company recorded a loss of $0.4 million from the contingent consideration related to the acquisition of our Marcellus Assets for the nine months ended September 30, 2016 (Predecessor). Additionally, a loss of $0.5 million was incurred for the year ended December 31, 2015 (Predecessor). This amount reflects the fair value adjustment for the contingent consideration payment as part of the purchase and sale with Citrus.

Gain on debt extinguishment

A $14.4 million gain from the retirement of debt related to the exchange of previously issued Senior Notes for term notes under the First Lien Credit Facility was recorded for the year end December 31, 2015 (Predecessor).

Troubled debt restructuring expense

Troubled debt restructuring expense of $4.0 million was recognized during the year ended December 31, 2015 (Predecessor). This resulted from the exchange of previously issued Senior Notes for term notes under the Second Lien Credit Facility. This transaction was accounted for as a troubled debt restricting in accordance with ASC 470.

Contractual Obligations

Leases

The Company leases corporate office space in Denver, Colorado on a month to month status. The Company leases oil and gas administrative offices located in Dallas, Texas which expires in April, 2022. The Company leases field office space in Rawlins,

Wyoming which is on a month to month status. The Company leases office space in Long Beach, California which expires in November 2018. The Company leases office space in Tunkhannock, Pennsylvania which expires in August 2019. The Company leases office space in Casper, Wyoming on a month to month status.

Transportation Fee

Contracts assumed related to the Marcellus assets stipulated that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in July 2022 (67 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. Following the emergence from bankruptcy in October 2016, the commitment was reduced to 90,000 dekatherms per day for the next 36 months of the contract. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred. No overage fees have been included in the calculation of transportation fees.

Long-term debt and interest obligations

On the Effective Date, pursuant to the Plan, the Company entered into a Credit Agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent (the “Agent”), and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a $150 million term loan facility (the “Exit Credit Facility”), consisting of initial senior secured term loans in an aggregate principal amount of $130 million (which, pursuant to the Plan, is deemed to be outstanding without any advancement of funds by the lenders under the Credit Agreement) and additional senior secured term loans (the “delayed draw term loans”) in an aggregate principal amount of up to $20 million, which, subject to the conditions set forth in the Credit Agreement, may be drawn from time to time by the Company. The outstanding balance of the Exit Credit Facility at December 31, 2016 amounted to $140.3 million which includes $0.3 million of paid-in-kind interest. The maturity date under the Credit Agreement (the “Maturity Date”) is May 22, 2020.

The interest rate on borrowings under the Exit Credit Facility will be equal to the sum of (i) the LIBOR rate (with a minimum LIBOR rate of 1%) plus 9.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid in cash, plus (ii) an amount equal to 1.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid-in-kind and added to the outstanding principal amount of the loans on each quarterly interest payment date. Other than with respect to prepayments or during periods in which the outstanding principal amount of the loans and other obligations under the Exit Credit Facility is subject to an increased interest rate following the occurrence of an event of default under the Credit Agreement, interest on each loan under the Exit Credit Facility shall be due and payable on the next to last business day of each March, June, September and December and on May 22, 2020, the Maturity Date under the Credit Agreement.

Asset Retirement Obligations

Our obligations result from the acquisition, construction or development and the normal operation of out long-lived assets. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. At December 31, 2016, a liability of $34.9 million was recorded as a long-term liability in the consolidated financial statements.

Bankruptcy Claims

Associated with the Company’s filing and emergence from the Chapter 11 Cases, creditors have filed claims against the Company. The claims reconciliation process is ongoing and the estimated liability has not been finalized. The process includes review of the underlying claim filed against the Company and a reconciliation against the debtor’s books and records.

The Company has estimated the liabilities associated with these claims at $1.5 million. This liability is included as a current liability in the consolidated financial statements at December 31, 2016.

Recent Accounting Pronouncements

A detail of recent accounting pronouncements can be found in Note A – Organization on Accounting Policies.

Off-Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

The following table summarizes our open financial derivative positions as of December 31, 2016 related to oil and gas production.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Collar	01/01/17 - 12/31/17	250 Bbl/d	$42.00 – 57.25
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 60.00
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 60.50
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$43.00 – 61.50
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 59.60
BRENT Oil	Swap	01/01/17 - 12/31/17	100 Bbl/d	$55.30
BRENT Oil	Swap	01/01/17 - 12/31/17	250 Bbl/d	$56.25
CIG Basis	Swap	01/01/17 - 03/31/19	7,500 MMBtu/d	$(0.36)
DTI Basis	Swap	01/01/17 - 03/31/17	10,000 MMBtu/d	$(0.86)
DTI Basis	Swap	01/01/17 - 03/31/19	10,000 MMBtu/d	$(0.98)
DTI Basis	Swap	01/01/17 - 03/31/19	10,000 MMBtu/d	$(1.04)
NYMEX Gas	Collar	01/01/17 - 12/31/17	15,000 MMBtu/d	$2.80 – 3.10
NYMEX Gas	Collar	01/01/17 - 12/31/18	10,000 MMBtu/d	$2.80 – 3.15
NYMEX Gas	Collar	01/01/18 - 12/31/18	10,000 MMBtu/d	$2.80 – 3.30
NYMEX Gas	Swap	01/01/17 - 03/31/18	10,000 MMBtu/d	$3.56
NYMEX Gas	Swap	01/01/17 - 07/31/17	5,000 MMBtu/d	$3.55

Under a swap contract, the counterparty is required to make a payment to us if the index price for any settlement period is less than the fixed price, and we are required to make a payment to the counterparty if the index price for any settlement period is greater than the fixed price.

Interest Rate Risk

At December 31, 2016, we had debt outstanding under our Exit Credit Facility of $140.3 million. The annual interest rate on borrowings under the Exit Credit Facility is the sum of (i) the LIBOR rate (with a minimum LIBOR rate of 1%) plus 9.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid in cash, plus (ii) an amount equal to 1.0% per annum on the aggregate outstanding principal amount of the loans outstanding, which shall be paid-in-kind and added to the outstanding principal amount of the loans on each quarterly interest payment date. At present, the interest rate is 11%. During 2016, the Company incurred $3.5 million of interest under the Exit Credit Facility of which approximately $0.1 million of interest was accrued at December 31, 2016.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, collateral security accounts, derivatives and other long-term liabilities. The carrying amounts of cash and cash equivalents approximate fair market value due to the highly liquid nature of these short-term instruments or they are reported at fair value. Derivatives and other long-term liabilities are recorded at the approximate fair value of such items.

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

Disclosure Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2016, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

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

Information required by this item will be provided in an amendment of Form-10K/A and is hereby incorporated by reference herein.

The Company’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer can be found on the Company’s internet website located at www.warrenresources.com. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company intends to disclose the information on its internet website. This information will remain on the website for at least 12 months.

Item 11:	Executive Compensation

Information required by this item will be provided in an amendment on Form 10-K/A and is hereby incorporated by reference herein.

Item 12:	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be provided in an amendment on Form 10-K/A and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be provided in an amendment on Form 10-K/A and is hereby incorporated by reference herein.

Item 14:	Principal Accountant Fees and Services

Information required by this item will be provided in an amendment on Form 10-K/A and is hereby incorporated by reference herein.

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

Item 16:	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Warren Resources, Inc.

We have audited the accompanying consolidated balance sheet of Warren Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for three month period ended December 31, 2016 and the nine month period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Resources, Inc. and its subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the three months period ended December 31, 2016 and the nine months ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2015 financial statements to retrospectively apply the change in method of accounting for debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability due to the adoption of ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, as described in Note A to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Warren Resources, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note A, the consolidated balance sheet of Warren Resources, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for the year then ended (the 2015 consolidated financial statements before the effects of the adjustments discussed in Note A are not presented herein). These 2015 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements referred to above, which are before the effects of the adjustments to retrospectively apply the change in accounting described in Note A, present fairly, in all material respects, the financial position of Warren Resources, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The 2015 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note A in the previously filed 2015 financial statements, which is not presented herein, the Company incurred a net loss of approximately $620 million during the year ended December 31, 2015, and as of that date, the Company’s current liabilities exceeded its current assets by approximately $465.1 million and its total liabilities exceeded its total assets by approximately $323.6 million. Also discussed in that Note A, subsequent to December 31, 2015, the Company was in default on its unsecured senior notes, first lien credit facility and second lien credit facility. These conditions, along with other matters as set forth in that Note A, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in that Note A. The 2015 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note A, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by MaloneBailey, LLP.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 17, 2016

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$5,642	$26,764
Accounts receivable, net of allowance for doubtful accounts of $808 and $15 at December 31, 2016 and 2015, respectively	10,847	9,880
Restricted investments in U.S. Treasury Bonds - available for sale at fair value (amortization costs of $- and $1,138 in 2016 and 2015, respectively)	—	1,448
Derivative financial instruments	587	11,081
Other current assets	4,503	5,439

Total current assets	21,579	54,612

Noncurrent Assets
Oil and gas properties - at cost, based on full cost method of accounting, net of accumulated depreciation, depletion and impairment (includes unproven properties excluded from depletion of $- and $14,658 in 2016 and 2015, respectively)	68,363	162,685
Property and equipment - at cost, net	30,913	1,548
Other assets	3,036	3,107

Total other assets	102,312	167,340

	$123,891	$221,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	14,218	42,971
Current maturities on other long-term debt	—	153
First Lien Credit Facility, net of debt issuance costs of $4,980	—	229,685
Second Lien Credit Facility, net of debt issuance costs of $1,952	—	72,960
Senior Notes, net of debt issuance costs of $5,482	—	159,885
Convertible Debentures, net of debt issuance costs of $96	—	1,540
Short-term derivatives	6,313	—

Total current liabilities	20,531	507,194
Noncurrent liabilities
Long-term debt-related party	140,320	—
Other long-term liabilities	39,229	38,322

Total liabilities	200,080	545,516

Commitments and contingencies

Stockholders’ Equity (Deficit)
8% convertible preferred stock, par value $.0001; authorized 10,000,000 shares, issued and outstanding, 10,703 shares in 2015, (aggregate liquidation preference $128,437 in 2015)	—	128
Common stock, $.01 par value, authorized 100,000,000 shares, 10,000,000 shares issued in 2016; $.001 par value, authorized 100,000,000 shares, 85,203,466 issued in 2015	100	9
Additional paid-in capital	90,824	516,715
Accumulated deficit	(167,113)	(840,606)
Accumulated other comprehensive income, net of applicable income taxes	—	190

Total stockholders’ equity (deficit)	(76,189)	(323,564)

	$123,891	$221,952

The accompanying notes are an integral part of these statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Successor	Predecessor
	Three months ended	Nine months ended	Year ended
	December 31, 2016	September 30, 2016	December 31, 2015
Operating Revenues
Oil and gas sales	$16,862	$39,712	$83,734
Transportation revenue	977	3,205	4,639

Total revenues	17,839	42,917	88,373

Operating Expenses
Lease operating expenses and taxes	10,678	32,611	49,557
Depreciation, depletion and accretion	10,837	18,885	66,159
Impairment expense	145,117	87,094	578,323
Transportation expense	459	1,048	1,706
General and administrative	3,349	8,864	17,703
Reorganization items	—	14,171	—

Total operating expenses	170,440	162,673	713,448

Loss from operations	(152,601)	(119,756)	(625,075)
Other income (expense)
Interest and other income	11	537	5,621
Interest expense, net (includes contractual interest expense on debt subject to compromise of $13,040 the nine months ended September 30, 2016)	(3,649)	(31,812)	(30,403)
Gain (loss) on financial instruments	(10,874)	1,131	20,083
Loss on contingent consideration	—	(430)	(540)
Gain on debt extinguishment	—	—	14,407
Troubled debt restructuring expense	—	—	(4,039)

Total other income (expense)	(14,512)	(30,574)	5,129

Loss before provision for income taxes	(167,113)	(150,330)	(619,946)
Deferred income tax expense	—	124	17

Net loss	(167,113)	(150,454)	(619,963)
Less dividends and accretion on preferred shares	—	—	10

Net loss applicable to common stockholders	$(167,113)	$(150,454)	$(619,973)

Loss per common share - Basic and diluted	($16.71)	($1.77)	($7.55)
Weighted average common shares outstanding - Basic and diluted	10,000,000	85,239,176	82,128,892

The accompanying notes are an integral part of these statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Three months ended	Nine months ended	Year ended
	December 31, 2016	September 30, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(167,113)	$(150,454)	$(619,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on available for sale debt securities	—	(393)	(69)
Accretion of discount on senior notes	—	214	426
Accretion of second lien premium	—	(3,539)	—
Amortization of deferred bond offering costs	—	1,783	4,655
Depreciation, depletion and accretion	10,837	18,885	66,159
Impairment of oil and gas properties	145,117	87,094	578,323
Deferred tax benefit	—	124	17
Unrealized loss (gain) on derivative instruments	10,181	10,947	(7,076)
Loss on contingent consideration	—	430	540
Stock-based compensation	—	640	2,212
Bad debt expense	—	701	—
Gain on debt extinguishment	—	—	(14,407)
Change in assets and liabilities:
Decrease in accounts receivable - trade	(4,243)	2,277	10,145
Decrease (increase) in other assets	236	868	(7,303)
Increase (decrease) in accounts payable and accruals	(2,462)	12,239	(8,255)
Decrease in other long term liabilities	—	—	(1,772)

Net cash provided by (used in) operating activities	(7,447)	(18,184)	3,632
Cash flows from investing activities:
Purchase, exploration and development of oil and gas properties	(1,720)	(3,332)	(36,112)
Purchase of property and equipment	(225)	(110)	(254)
Liquidation of U.S. Treasury Bonds	—	1,527	—

Net cash used in investing activities	(1,945)	(1,915)	(36,366)
Cash flows from financing activities:
Payments on debt issuance costs	—	(8)	—
Payments on debt and debentures	—	(1,623)	(289,860)
Proceeds from Credit Facility and Senior Note offerings	10,000	—	347,984
Payments on taxes of vested restricted stock and proceeds from the exercise of options	—	—	(329)

Net cash provided by (used in) financing activities	10,000	(1,631)	57,795

Net increase (decrease) in cash and cash equivalents	608	(21,730)	25,061
Cash and cash equivalents at beginning of period	5,034	26,764	1,703

Cash and cash equivalents at end of period	$5,642	$5,034	$26,764

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$3,200	$17,048	$21,763
Income taxes paid	—	—	—
Noncash investing and financing activities
Accrued interest converted to debt	$320	$3,079	$—
Accrued preferred stock dividend	—	—	10
Change in accounts payable relating to oil and gas property	—	—	(6,173)
Increase in asset retirement liability	—	—	9
Earn-Out provision for Citrus Acquisition	—	—	730
Farm-Out provision for Citrus Acquisition	—	—	(3,410)
Common stock issued for Second Lien Credit Facility	—	—	2,000
Noncash debt restructuring exchanges	—	—	40221

The accompanying notes are an integral part of these statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Successor	Predecessor
	Three months ended December 31, 2016	Nine months ended September 30, 2016	Year ended December 31, 2015
Net loss	$(167,113)	$(150,454)	$(619,963)
Other comprehensive loss:
Gain (loss) on investments available for sale	—	(190)	(26)

Comprehensive loss	$(167,113)	$(150,644)	$(619,989)

The accompanying notes are an integral part of these statements.

Warren Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2016 and 2015

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Equity (Deficit)
Balance at December 31, 2014 (Predecessor)	11	$128	80,754	$8	$512,843	$(220,643)	$216	$292,552

Shares issued and taxes paid from vesting of restricted stock	—	—	449	1	(330)	—	—	(329)
Shares issued from debt exchange	—	—	4,000	—	2,000	—	—	2,000
Dividends declared on preferred stock	—	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	—	—	2,212	—	—	2,212
Net loss	—	—	—	—	—	(619,963)	—	(619,963)
Net change in unrealized gain on investment securities available for sale, net of applicable income tax	—	—	—	—	—	—	(26)	(26)

Balance at December 31, 2015 (Predecessor)	11	$128	85,203	$9	$516,715	$(840,606)	$190	$(323,564)

Shares issued and taxes paid from vesting of restricted stock	—	—	51	—	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	—	640
Reverse preferred stock dividend	—	—	—	—	113	—	—	113
Net loss	—	—	—	—	—	(150,454)	—	(150,454)
Net change in unrealized gain on investment securities available for sale, net of applicable income tax	—	—	—	—	—	—	(190)	(190)

Balance at September 30, 2016 (Predecessor)	11	$128	85,254	$9	$517,468	$(991,060)	$—	$(473,455)

Cancellation of Predecessor equity	(11)	(128)	(85,254)	(9)	(517,468)	991,060		473,455

Balance at September 30, 2016 (Predecessor)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Successor common stock and warrants	—	—	10,000	100	90,824	—	—	90,924

Balance at September 30, 2016 (Successor)	—	$—	10,000	$100	$90,824	$—	$—	$90,924

Net loss	—	—	—	—	—	(167,113)	—	(167,113)

Balance at December 31, 2016 (Successor)	—	$—	10,000	$100	$90,824	$(167,113)	$—	$(76,189)

The accompanying notes are an integral part of these statements.

WARREN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE A—ORGANIZATION AND ACCOUNTING POLICIES

Nature of Operations

Warren Resources, Inc. (the “Company” or “Warren Resources” or “Warren”), was originally formed on June 12, 1990 for the purpose of acquiring and developing oil and gas properties. The Company was incorporated under the laws of the state of Maryland prior to its reincorporation in the state of Delaware effective October 5, 2016. The Company’s properties are primarily located in California, Pennsylvania and Wyoming.

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

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on September 20, 2016.

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Reorganization Items

The Company and the Chapter 11 Subsidiaries have incurred significant one-time costs associated with their reorganization under the Bankruptcy Code, principally professional and legal fees. The amount of these costs, which are being expensed as incurred, significantly affect our results of operations. For the year ended December 31, 2016, restructuring costs amounted to $14.2 million.

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

In accordance with full cost accounting rules, the Company is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the cost of unproved properties excluded from amortization, as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. The Company recorded impairment expenses of $145 million in the three months ended December 31, 2016 (Successor), $87 million in the nine months ended September 30, 2016 (Predecessor) and $578 million in the year ended December 31, 2015 (Predecessor).

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. The Company assesses costs not being amortized for possible impairments or reductions in value and if impairments or a reduction in value has occurred. An impairment of unevaluated oil and gas properties of $184 million was recorded for the year ended December 31, 2015.

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in various oil and gas properties. Sales of natural gas and oil produced are recognized when delivered to, or picked up by, the purchaser. For 2016, the largest purchasers and marketers of our total oil and gas production were Phillips 66, Clearwater Enterprises and Devlar Energy, which accounted for 58%, 35% and 6%, respectively, of total oil and natural gas sales sold in 2016. For 2015, the largest purchasers and marketers of our total oil and gas production were Phillips 66, Clearwater Enterprises and Devlar Energy, which accounted for 48%, 41% and 9%, respectively, of total oil and natural gas sales sold in 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts that may exceed federally insured limits. At December 31, 2016, the Company had the majority of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable include trade receivables from joint interest owners and oil and gas purchasers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable under joint operating agreements generally have a right of offset against future oil and gas revenues if a producing well is completed. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of December 31, 2016 and 2015, the Company has an allowance of $808,000 and $16,000 respectively, for doubtful accounts.

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

Offering Costs

Costs incurred in connection with the issuance of debt are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest rate method. The Company had $- million (Successor) and $12.5 million (Predecessor), net of accumulated amortization of $- million (Successor) and $4.7 million (Predecessor), included as a direct deduction from the carrying amount of the associated debt liability at December 31, 2016 and 2015, respectively. Costs associated with the issuance of preferred and common stock are reflected as a reduction of proceeds.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management’s opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. Only tax positions that meet the more-likely-than-not recognition threshold are recorded.

Use of Estimates

In preparing financial statements, accounting principles generally accepted in the United States of America require management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are used in determining year end proved oil and gas reserves. Actual results could differ from those estimates. The estimate of the Company’s oil and natural gas reserves, which is used to compute depreciation, depletion, amortization and impairment of oil and gas properties, is the most significant of the estimates and assumptions that affect reported results.

Gas Imbalances

The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company’s excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. The Company has no significant gas imbalances at December 31, 2016 or December 31, 2015.

Stock Based Compensation

The Company uses the Black-Scholes option-pricing formula and the Monte Carlo Simulation method to estimate the fair value of stock based compensation expense at the grant date related to stock options and certain restricted stock grants issued. This expense is then recognized using the straight-line method over the vesting period. For the nine months ended September 30, 2016 (Predecessor), the Company recognized approximately $0.6 million in compensation expense related to stock option plans and restricted stock. Compensation expense incurred during the year ended December 31, 2015 (Predecessor) amounted to $2.2 million Both the Black-Scholes and the Monte Carlo Simulation method require numerous assumptions, including volatility, service periods and cancellations in their calculations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2015. No expected dividends, weighted average volatility of 64%, risk free interest rates of 1.23% and expected lives of 3.5 years for incentive options issued in 2015. The volatility assumptions were calculated based on the performance of our stock prices for the year. The weighted average per share fair values of the options issued in 2015 were $0.40. There were no stock options issued in 2016.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years, except for land which is not depreciated. Property and equipment consisted of the following at December 31:

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
	(in thousands)
Drilling rig	$—	$22,374
Equipment	21,592	1,503
Automobiles and trucks	278	801
Furniture and fixtures	—	522
Land and buildings	9,077	242
Office equipment	385	2,124

	31,332	27,566
Less accumulated depreciation and amortization	(419)	(26,018)

	$30,913	$1,548

During the year ended December 31, 2015, the Company recognized an impairment expense on their drilling rig of $16.7 million (Predecessor).

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

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
Weighted average shares outstanding—basic	10,000,000	82,128,892
Incremental shares issuable from dilutive stock options	—	—

Weighted average shares outstanding—diluted	10,000,000	82,128,892

Potential common shares relating to options, warrants, preferred stock, restricted stock and convertible debentures excluded from the computations of diluted earnings (loss) per share because they are anti-dilutive are as follows:

	Successor	Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015
Employee stock options	—	3,593,589
Convertible debentures	—	32,720
Preferred stock	—	5,352
Restricted stock	—	1,277,468
Warrants	526,316	—

Preferred stock was convertible from the date of issuance until redemption at 100% of the redemption price amount into common stock of the Company at a conversion rate between 1 to 1 and 1 to 0.5.

At December 31, 2015, the Convertible Debentures could be converted until maturity at 100% of principal amount into common stock of the Company at a price of $50.00.

Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in other long-term liabilities, net of current portion, in the accompanying Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization. The Company has cash held in escrow with a fair market value of $2.9 million at December 31, 2016 and 2015 that is legally restricted for potential plugging and abandonment liability in the Wilmington field which is recorded in other assets in the Consolidated Balance Sheets. A reconciliation of the Company’s asset retirement obligations is as follows:

Balance at December 31, 2014 (Predecessor)	$29,771
Liabilities incurred	9
Liabilities settled	(1,232)
Accretion expense	2,857

Balance at December 31, 2015 (Predecessor)	$31,405
Liabilities incurred	—
Liabilities settled	—
Accretion expense	2,248

Balance at September 30, 2016 (Predecessor)	$33,653

Fair value fresh-start adjustment	$(22)
Balance at September 30, 2016 (Successor)	$33,631
Liabilities incurred	—
Liabilities settled	—
Accretion expense	1,277

Balance at December 31, 2016 (Successor)	$34,908

Capitalized Interest

The Company capitalizes interest on qualifying assets, which include investments in undeveloped oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress. The capitalized interest is determined by multiplying the Company’s interest rate on specific borrowing costs, adjusted to include amortization of bond discount and issuance costs, by the qualifying costs incurred that are excluded from the full cost pool. However, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. Interest of $9.0 million was capitalized for the year ended 2015 and no interest amount was capitalized in 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB recently approved a delay which will make the updated guidance effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard was adopted by the Company, effective December 31, 2016.

In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company has included the impact of the adoption of this ASU on its consolidated financial statements and related disclosures and reclassified $12.5 million of deferred bond offering costs to offset debt as of December 31, 2015.

In November 2015, the FASB issued authoritative guidance aimed at simplifying the accounting for deferred taxes. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods thereafter. We do not expect this guidance to have a significant impact on our consolidated financial statements, other than balance sheet reclassifications.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). For public business entities, ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The areas for simplification in this ASU involve addressing eight specific classification issues in the statement of cash flows. An entity should apply the amendments in this ASU using a retrospective transition method. The Company is in the early state of assessing the effects of the application of the new guidance.

NOTE B—REORGANIZATION

Bankruptcy Proceedings

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc., Warren Resources of California, Inc., Warren Marcellus, LLC, Warren Energy Services, LLC and Warren Management Corp., which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”). On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

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

Convertible Debentures

As of September 30, 2016, pursuant to the Plan, holders of the Company’s Convertible Debentures received payment in full in cash such that the claim of such holders was unimpaired, and the trustees under each series of Convertible Debentures were paid reasonable and documented unpaid fees and expenses incurred on or before the Effective Date. The Convertible Debentures and the indentures governing each series of Convertible Debentures were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Other than pursuant to the foregoing, holders of the Convertible Debentures did not receive distributions under the Plan in respect of the Convertible Debentures.

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

Sales of Equity Securities

On the Effective Date, pursuant to the Plan:

•	7,899,537 shares of New Common Stock were issued to the lenders under the prepetition first-lien credit facility;

•	755,000 shares of New Common Stock were issued to the lenders under the prepetition second-lien credit facility;

•	1,284,818 shares of New Common Stock were issued pro rata to the holders of the Senior Notes; and

•	60,645 shares of New Common Stock were issued to parties involved in the Marcellus Acquisition.

The lenders under the prepetition second-lien credit facility are party to the Warrant Agreement, pursuant to which they received Warrants that are initially exercisable for an aggregate of 526,316 shares of New Common Stock. Additionally, 600,000 shares of New Common Stock were authorized to be issued under the 2016 Equity Compensation Plan. To date, no shares have been issued under this plan.

NOTE C—FRESH-START ACCOUNTING

The Restructuring was accounted for as a purchase and was effective October 5, 2016. However, due to the immateriality of the five day activity period from October 1, 2016 through October 5, 2016, the Restructuring was treated for accounting purposes as effective September 30, 2016. The Restructuring resulted in a new basis of accounting and the Company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the Reorganization Value of the Company’s assets immediately prior to the date of confirmation was less than post-petition liabilities and allowed claims, and (ii) the holders of the existing voting shares of the Predecessor entity received less than 50% of the voting shares of the merging entity. Refer to Note 2, “Reorganization,” for the terms of the Plan. Fresh-start accounting required the Company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity is referred to as “Successor” or “Successor Company.” However, the Company will continue to present financial information for any periods before adoption of fresh-start accounting for the Predecessor Company. The Predecessor and Successor companies may lack comparability, as required in ASC Topic 205, Presentation of Financial Statements (ASC 205). ASC 205 states financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor Companies.

Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, the Company allocated the Reorganization Value (the fair value of the Successor Company’s total assets) to its individual assets based on their estimated fair values. The Reorganization Value is intended to represent the approximate amount a willing buyer would value the Company’s assets immediately after the reorganization.

Reorganization Value is derived from an estimate of Enterprise Value, or the fair value of the Company’s long-term debt, stockholders’ equity and working capital. The Enterprise Value was derived from a valuation using an asset-based methodology of proved reserve, undeveloped acreage, other long-term asset values and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the fresh-start reporting date of September 30, 2016.

The Company’s principal assets are its oil and natural gas properties. For purposes of estimating the fair value of the Company’s proved reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company’s reserves and discounted using a weighted average cost of capital rate of 10%. Weighted average commodity prices utilized in the determination of the fair value of oil and natural properties were $48.24 per barrel of oil, $2.54 per MMBtu of natural gas, after adjustment for transportation fees and regional price differentials.

Although the Company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgement.

The following table reconciles the Company’s Enterprise Value to the estimated fair value of the Successor’s common stock as of (in thousands):

September 30, 2016
Enterprise Value	$215,890
Plus: Cash	5,034
Less: Fair value of debt	(130,000)

Fair Value of Successor common stock	$90,924

The following table reconciles the Company’s Enterprise Value to its Reorganization Value as of September 30, 2016 (in thousands):

September 30, 2016
Enterprise Value	$215,890
Plus: Cash	5,034
Plus: Current liabilities	16,999
Plus: Noncurrent asset retirement obligation	33,632

Reorganization Value of Successor assets	$271,555

Condensed Consolidated Balance Sheet

The following illustrates the effects on the Company’s consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the Company’s assumptions and methods used to determine fair value for its assets and liabilities. Amounts included in the table below are rounded to thousands.

	As of September 30, 2016
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$5,034	$—		$—		$5,034
Accounts receivable	7,094	—		(521	)(6)	6,573
Other current assets	5,498	—		(759	)(6)	4,739
Derivative financial instruments	134	—		—		134

Total current assets	17,760	—		(1,280)		16,480

Noncurrent Assets
Oil and gas properties	62,659	—		158,276	(6)(7)	220,935
Property and equipment	1,176	—		29,931	(6)(7)	31,107
Other assets	3,026	—		7	(6)	3,033

Total other assets	66,861	—		188,214		255,075

	$84,621	$—		$186,934		$271,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,116	—		$1,883	(6)	16,999

Total current liabilities	15,116	—		1,883		16,999
Noncurrent liabilities
Other long-term liabilities	33,654	—		(22	)(8)	33,632
Long-term debt	—	130,000	(1)			130,000
Liabilities subject to compromise	509,306	(509,306	)(2)	—		—

Total liabilities	558,076	(379,306)		1,861		180,631

Commitments and contingencies	—	—		—		—

Stockholders’ Equity (Deficit)
Predecessor preferred stock	128	(128	)(3)	—		—
Predecessor common stock	9	(9	)(3)	—		—
Predecessor additional paid-in capital	517,468	(517,468	)(3)			—
Successor common stock	—	100	(4)	—		100
Successor additional paid-in capital	—	90,824	(4)	—		90,824
Accumulated deficit	(991,060)	805,987	(5)	185,073	(9)	—

Total stockholders’ equity (deficit)	(473,455)	379,306		185,073		90,924

	$84,621	$—		$186,934		$271,555

Reorganization adjustments

1)	Reflects issuance of $130 million of debt from the Exit Credit Facility
2)	Liabilities subject to compromise were as follows (in thousands):

Accounts payable and accrued expenses	$38,105
First Lien Credit Facility	230,532
Second Lien Credit Facility	71,617
Senior Notes	161,635
Convertible Debentures	(83)
Other long-term liabilities	7,500

Gain on settlement of liabilities subject to compromise	$509,306

3)	Reflects the cancellation of Predecessor equity as follows (in thousands):

Predecessor preferred stock	$128
Predecessor common stock	9
Predecessor additional paid-in-capital	517,468

Cancellation of Predecessor Company equity	$517,605

4)	Reflects the issuance of Successor equity as follows (in thousands):

Successor common stock	$100
Successor additional paid-in-capital	90,824

Issuance of Successor equity	$90,924

5)	Reflects the cumulative effect of the reorganization adjustments of $806 million.

Fresh-start accounting adjustments

6)	In estimating the fair value of its oil and natural gas and other properties, the Company used a combination of the income and market approaches. For purposes of estimating the fair value of the Company’s proved reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company’s reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 10% for proved reserves. Weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $48.24 per barrel of oil and $2.54 per MMBtu of natural gas, after adjustment for transportation fees and regional price differentials. Amount reflects the reclassification of the Company’s gas pipeline cost from oil and gas properties into property and equipment. Other line item amounts reflects changes attributable to oil and gas operations.
7)	For purposes of estimating the fair value of its gas pipeline, an income approach was used that estimated future cash flows associated with the assets over the remaining useful lives. The valuation included such inputs as estimated future production, gathering and compression revenues and operating expenses that were discounted at a weighted average cost of capital rate of 9.5%.

For purposes of estimating the fair value of the land, an appraisal was performed by an independent third party appraisal firm.

8)	Reflects the adjustment of asset retirement obligations to fair value using estimated plugging and abandonment costs as of September 30, 2016.
9)	Reflects the cumulative effect of fresh-start accounting adjustments.

NOTE D— DEBT

Current maturing long-term debt, net of debt issuance costs and discounts, consisted of the following:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
	(in thousands)
Exit Credit Facility	$140,320	$—
First Lien Credit Facility	—	229,685
Second Lien Credit Facility	—	72,960
Convertible Debentures	—	1,540
Senior Notes	—	159,885

	140,320	464,070
Less current portion	—	(464,070)

Long-term portion	$140,320	$—

Exit Credit Facility

On the Effective Date, pursuant to the Plan, the Company entered into a Credit Agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent (the “Agent”), and the lenders (related party) from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a $150 million term loan facility (the “Exit Credit Facility”), consisting of initial senior secured term loans in an aggregate principal amount of $130 million (which, pursuant to the Plan, is deemed to be outstanding without any advancement of funds by the lenders under the Credit Agreement) and additional senior secured term loans (the “delayed draw term loans”) in an aggregate principal amount of up to $20 million, which, subject to the conditions set forth in the Credit Agreement, may be drawn from time to time by the Company.

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

At any time on or prior to October 5, 2017, if the Company repays all or any part of the principal balance of any loan under the Exit Credit Facility, or there is an acceleration of the Company’s obligations under the Exit Credit Facility following the occurrence and continuation of an event of default under the Credit Agreement and notice from the Agent of such acceleration or there occurs a substitution of any lender pursuant to the terms of the Credit Agreement, the Company will pay the Agent, for the benefit of all of the lenders (or in the case of substitution, the substituted lender), in addition to the amount so repaid, due or assigned and any accrued and unpaid interest thereon, a make-whole premium equal to the present value at such time, computed on such repayment or assignment date using a discount rate equal to the treasury rate plus 50 basis points of the amount of (i) 4% the principal amount of such loan so repaid, due or assigned and (ii) the interest that would have accrued on the principal balance of the applicable loan being repaid or so due or assigned from the date of repayment, acceleration or assignment through October 5, 2017 if such loan remained outstanding and were repaid one day after such date.

After October 5, 2017, if the Company repays all or any part of the principal balance of any loan under the Exit Credit Facility, or if there is an acceleration of the Company’s obligations under the Exit Credit Facility following the occurrence and continuation of an event of default under the Credit Agreement and notice from the Agent of such acceleration or there occurs a substitution of any lender pursuant to the terms of the Credit Agreement, the Company will pay the Agent, for the benefit of all of the lenders (or in the case of substitution, the substituted lender), in addition to the amount so repaid, due or assigned and any accrued and unpaid interest thereon, a repayment premium equal to the product of (i) the principal amount of the loans so repaid, due or assigned multiplied by (ii) the applicable percentage set forth below:

Year	Percentage
October 6, 2017 through October 5, 2018	4%
October 6, 2018 through October 5, 2019	2%
October 6, 2019 and thereafter	0%

The Company is subject to affirmative and negative covenants under the Credit Agreement, including, but not limited to, financial covenants with respect to Consolidated Total Leverage Ratio (as such term is defined in the Credit Agreement) and minimum liquidity. The Consolidated Total Leverage Ratio covenant requires that, commencing on June 30, 2017, the Consolidated Total Leverage Ratio for any period of four consecutive fiscal quarters shall not be greater than, determined as of the last day of each fiscal quarter, (a) during the period following June 30, 2017 until December 31, 2017, 5.5 to 1.0, (b) during the period following March 31, 2018 until December 31 , 2018, 5.0 to 1 .0 and (c) during the period following March 31, 2019 until the Maturity Date, 4.5 to 1.0. The minimum liquidity covenant requires that the Company and its Subsidiaries at all times maintain the aggregate amount of undrawn availability under the delayed draw term loans, unrestricted cash and cash equivalents of at least $5 million.

The Exit Credit Facility is subject to other usual and customary conditions, representations, warranties and covenants including, but not limited to, restrictions on additional indebtedness, liens, contingent obligations, payments, investments, mergers, asset dispositions, speculative commodity transactions, transactions with affiliates and other matters. The Exit Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the Agent may, or at the request of certain required lenders shall, accelerate amounts due under the Exit Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).

The outstanding balance of the Exit Credit Facility at December 31, 2016 amounted to $140.3 million which includes $0.3 million of paid-in-kind interest.

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

On the Effective Date, pursuant to the Plan, all amounts outstanding under the First Lien Credit Facility were cancelled and the obligation thereunder terminated, released and discharged. Lenders under the First Lien Credit Facility received distributions of the Company’s common stock, par value $0.01 (the “New Common Stock”) under the Plan and entered into a new term loan facility with the Company (the Exit Credit Facility as discussed below).

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

Convertible Debentures

Convertible debentures, net of debt issuance costs of $96,000, consisted of the following (in thousands):

		Successor	Predecessor
	Maturity date	December 31, 2016	December 31, 2015
Secured Convertible 12% Debentures	December 31, 2020	$—	$783
Secured Convertible 12% Debentures	December 31, 2022	—	757

		$—	$1,540

As of September 30, 2016, pursuant to the Plan, holders of the Company’s 12% Secured Convertible Bonds due December 31, 2020 and the 12% Secured Convertible Bonds due December 31, 2022 (together, the “Convertible Debentures”) received payment in full in cash such that the claim of such holders was unimpaired, and the trustees under each series of Convertible Debentures were paid reasonable and documented unpaid fees and expenses incurred on or before the Effective Date. On the Effective Date, the Convertible

Debentures and the indentures governing each series of Convertible Debentures were cancelled and the obligations of the Debtors thereunder were terminated, released and discharged. Other than pursuant to the foregoing, holders of the Convertible Debentures did not receive distributions under the Plan in respect of the Convertible Debentures.

NOTE E—INVESTMENTS

The amortized cost, unrealized gains and estimated fair values of the Company’s available-for-sale securities held are summarized as follows:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
	(in thousands)
U.S. Treasury Bonds, stripped of interest, maturing 2020 and 2022, aggregate par value of $1.6 million
Amortized cost	$—	$1,138
Gross unrealized gains	—	310

Estimated fair value	$—	$1,448

The unrealized gains for each year results from the disposition of such securities due to the release of the Company’s obligation related to securing its commitment under debentures. The basis of the securities sold is determined using the specific identification method.

NOTE F—STOCKHOLDERS’ EQUITY

Prepetition Equity Securities

Pursuant to the Plan, on the Effective Date, the previously outstanding shares of the Prepetition Equity Securities were terminated, released and discharged. Holders of the Prepetition Equity Securities did not receive distributions under the Plan in respect of the Prepetition Equity Securities.

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

New Common Stock

On the Effective Date, pursuant to the Plan:

•	7,899,537 shares of New Common Stock were issued to the lenders under the prepetition first-lien credit facility;

•	755,000 shares of New Common Stock were issued to the lenders under the prepetition second-lien credit facility;

•	1,284,818 shares of New Common Stock were issued pro rata to the holders of the Senior Notes; and

•	60,645 shares of New Common Stock were issued to parties involved in the Marcellus Acquisition.

The lenders under the prepetition second-lien credit facility are party to the Warrant Agreement, pursuant to which they received Warrants that are initially exercisable for an aggregate of 526,316 shares of New Common Stock. Additionally, 600,000 shares of New Common Stock were authorized to be issued under the 2016 Equity Compensation Plan. To date, no shares have been issued under this plan.

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

Preferred Stock

The Company’s preferred stock, pays an 8% cumulative dividend which is treated as a deduction of additional paid in capital due to insufficient retained earnings. Holders of the stock are not entitled to vote except as defined by the agreement or as provided by applicable law. The preferred stock may be voluntarily converted, at the election of the holder, into common stock of the Company based on a conversion rate of one share of preferred stock for 0.50 shares of common stock. The accrual of the dividend is deducted from earnings in the calculation of earnings attributable to common stockholders.

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

Pursuant to the Plan, on the Effective Date, all outstanding shares of Preferred Stock were terminated, released and discharged. Holders of Preferred Stock did not receive distributions under the Plan.

Securities Authorized for Issuance Under Compensation Plans

The Company utilizes restricted stock and stock options to compensate employees, officers, directors and consultants. Total stock-based compensation expense related to stock options and restrictive stock awards amounted to $0.6 million for the nine months ended September 30, 2016 (Predecessor) and $2.2 million for the year ended December 31, 2015 (Predecessor). No such expenses were incurred for the three months ended December 31, 2016 (Successor).

A summary of the Company’s stock options is as follows:

	Incentive options	Weighted Average Exercise Price
Options outstanding at December 31, 2014 (Predecessor)	1,987,159	$4.37
Issued	2,730,400	$0.88
Exercised	—	—
Forfeited or expired	(1,123,970)	$2.64

Outstanding at December 31, 2015 (Predecessor)	3,593,589	$2.26
Issued	—	—
Exercised	—	—
Forfeited or expired	(1,085,882)	$2.44
Cancelled	(2,507,707)	$2.21

Outstanding at September 30, 2016 (Predecessor)	—	$—

A summary of the Company’s restricted stock is as follows:

	Shares	Weighted Average Fair Value
Outstanding at December 31, 2014 (Predecessor)	689,370	$2.87
Granted	1,669,655	0.56
Vested	(697,630)	1.79
Forfeited	(383,927)	2.06

Outstanding at December 31, 2015 (Predecessor)	1,277,468	$0.69
Granted	—	—
Vested	(83,884)	3.70
Forfeited	(21,097)	3.70
Cancelled	(1,172,487)	0.41

Outstanding at September 30, 2016 (Predecessor)	—	$—

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Short -term Assets and Liabilities. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

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

Contingent Earn-Out. The fair value is based on the present value of the amount discounted at the cost of capital.

	Successor		Predecessor
	2016		2015
	Fair value	Carrying amount	Fair value	Carrying amount
	(in thousands)
Financial assets:
Collateral Security account	$2,952	$2,952	$2,812	$2,812
U.S. Treasury Bonds	—	—	1,448	1,636
Derivative Assets	587	5,87	11,081	11,081
Financial liabilities:
Exit Credit Facility	140,320	140,320	—	—
Derivative Liability	10,633	10,633	—	—
Fixed rate debentures	—	—	3,057	1,636
First Lien Credit Facility	—	—	234,665	234,665
Second Lien Credit Facility	—	—	74,912	74,912
Senior Notes	—	—	25,090	165,368

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

The valuation assumptions utilized to measure the fair value of the Company’s commodity derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs). The fair value of our commodity derivatives were determined through a discounted cash flow model, using terms of the derivative instruments, market prices for the periods covered by the derivatives, and the credit adjusted risk-free interest rates.

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis.

December 31, 2016 (Successor)	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets
Derivative Financial Instruments	$—	$587	$—	$587
Current Liabilities
Derivatives Financial Instruments	$—	$6,313	$—	$6,313
Noncurrent Liabilities
Derivative Financial Instruments	$—	$4,320	$—	$4,320

December 31, 2015 (Predecessor)	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets
U.S. Treasury Bonds—Available-For-Sale Securities	$1,448	$—	$—	$1,448
Derivative Financial Instruments	$—	$11,081	$—	$11,081

NOTE H—DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the open financial derivative positions as of December 31, 2016 related to oil and gas production. The Company will receive prices as noted in the table below and will pay a counterparty market price based on the NYMEX (for natural gas production) or WTI (for oil production) index price, settled monthly.

Product	Type	Contract Period	Volume	Price per Mcf or Bbl
BRENT Oil	Collar	01/01/17 - 12/31/17	250 Bbl/d	$42.00 – 57.25
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 60.00
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 60.50
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$43.00 – 61.50
BRENT Oil	Collar	01/01/17 - 12/31/18	250 Bbl/d	$42.00 – 59.60
BRENT Oil	Swap	01/01/17 - 12/31/17	100 Bbl/d	$55.30
BRENT Oil	Swap	01/01/17 - 12/31/17	250 Bbl/d	$56.25
CIG Basis	Swap	01/01/17 - 03/31/19	7,500 MMBtu/d	$(0.36)
DTI Basis	Swap	01/01/17 - 03/31/17	10,000 MMBtu/d	$(0.86)
DTI Basis	Swap	01/01/17 - 03/31/19	10,000 MMBtu/d	$(0.98)
DTI Basis	Swap	01/01/17 - 03/31/19	10,000 MMBtu/d	$(1.04)
NYMEX Gas	Collar	01/01/17 - 12/31/17	15,000 MMBtu/d	$2.80 – 3.10
NYMEX Gas	Collar	01/01/17 - 12/31/18	10,000 MMBtu/d	$2.80 – 3.15
NYMEX Gas	Collar	01/01/18 - 12/31/18	10,000 MMBtu/d	$2.80 – 3.30
NYMEX Gas	Swap	01/01/17 - 03/31/18	10,000 MMBtu/d	$3.56
NYMEX Gas	Swap	01/01/17 - 07/31/17	5,000 MMBtu/d	$3.55

The tables below summarize the amount of gains (losses) recognized in income from derivative instruments not designated as hedging instruments under authoritative guidance (in thousands).

	Successor	Predecessor	Predecessor
Derivatives not designated as Hedging Instrument under authoritative guidance	For the three months ended December 31, 2016	For the nine months ended September 30, 2016	For the Year Ended December 31, 2015
	(in thousands)
Realized cash settlements on hedges	$(693)	$11,741	$13,007
Unrealized gain (loss) on hedges	(10,181)	(10,947)	7,076

Total gain (loss)	$(10,874)	$794	$20,083

The table below reflects the line item in our Consolidated Balance Sheet where the fair value of our net derivatives, are included.

December 31, 2016 (Successor)	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Current assets	$587

Total derivatives not designated as hedging instruments		$587

	(in thousands)
Commodity—Oil	Current liabilities	$1,562
Commodity—Natural Gas	Current liabilities	4,751

Total derivatives not designated as hedging instruments		$6,313

	(in thousands)
Commodity—Oil	Other long-term liabilities	$1,615
Commodity—Natural Gas	Other long-term liabilities	2,705

Total derivatives not designated as hedging instruments		$4,320

December 31, 2015 (Predecessor)	Balance Sheet Location	Fair Value
	(in thousands)
Commodity—Natural Gas	Current assets	$7,816
Commodity—Oil	Current assets	3,265

Total derivatives not designated as hedging instruments		$11,081

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

NOTE I—INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

The Company's effective income tax rate differed from the federal statutory rate as follows:

	December 31, 2016	September 30, 2016	2015
	(in thousands)
Income Taxes at Federal Statutory Rate	$(56,818)	$(51,112)	$(210,781)
Change in Valuation Allowance	36,912	60,625	251,045
Nondeductible Expenses	4	(788)	(2,523)
State Income Taxes Net of Federal Benefit	(6,618)	(5,953)	(37,197)
Section 382 NOL Reduction	26,520	—	—
Other	—	(2,648)	(527)

	—	124	17

	December 31, 2016	September 30, 2016	2015
	(in thousands)
Deferred Tax Assets Relating To:
Net Operating Loss Carryforward	159,636	176,741	130,816
Oil and Gas Properties and Tangible Equipment	195,957	219,440	228,324
Stock Option Expense	—	4,564	4,207
Unrealized Loss on Derivatives	4,036	—	—
Other	1,147	1,105	719

	360,776	401,850	364,066
Less Valuation Allowance	360,553	401,800	359,510

Total Deferred Tax Asset	223	50	4,556

Deferred Tax Liabilities Relating To:
Unrealized Gain on Derivatives	(223)	(50)	(4,432)
Net Unrealized Gain on Investments	—	—	(124)

Total Deferred Tax Liability	(223)	(50)	(4,556)

Net Deferred Tax Asset (Liability)	—	—	—

A valuation allowance for deferred tax assets is required when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future. Management believes it is more-likely-than-not that the net deferred tax asset will not be realized by future operating results. The valuation allowance decreased by approximately $41 million for the 3 month period ended December 31, 2016 and increased by approximately $42 million for the 9 month period ended September 30, 2016.

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $421 million, which will expire in years 2019 through 2035.

Tax years beginning in 2013 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. Only tax positions that meet the more-likely-than-not recognition threshold are recorded.

NOTE J—COMMITMENTS AND CONTINGENCIES

General Commitments

The Company has entered into various commitments and operating agreements related to development and production of certain oil and gas properties. It is management’s belief that such commitments, as stated below, will be met without significant adverse impact to the Company’s financial position or results of operations.

Leases

The Company leases corporate office space in Denver, Colorado on a month to month status. The Company leases oil and gas administrative offices located in Dallas, Texas which expires in April, 2022. The Company leases field office space in Rawlins, Wyoming which is on a month to month status. The Company leases office space in Long Beach, California which expires in November 2018. The Company leases office space in Tunkhannock, Pennsylvania which expires in August 2019. The Company leases office space in Casper, Wyoming on a month to month status.

Future minimum annual rental payments, which are subject to escalation and include utility charges as of December 31, 2016, are as follows:

(in thousands)
Year ending December 31:
2017	$349
2018	438
2019	384
2020	393
2021	401
Thereafter	134

$2,099

Rent expense under these leases was approximately $0.1 million for the three months ended December 31, 2016 (Successor), $0.8 million for the nine months ended September 30, 2016 (Predecessor) and $1.1 million for the year ended December 31, 2015 (Predecessor).

Transportation Fee

Contracts assumed related to the Marcellus assets stipulated that the Company pay a fixed monthly amount of $1,241,000 for transportation of gas through the interstate pipeline, up to 120,000 dekatherms per day for a term ending in July 2022 (67 months remain on the contract). If the Company exceeds 120,000 dekatherms per day, the agreement states that a monthly fee of $0.34 per dekatherm over the contractually stipulated amount should be paid. Following the emergence from bankruptcy in October 2016, the commitment was reduced to 90,000 dekatherms per day for the next 36 months of the contract. Warren accounts for the aforementioned gathering and transportation fees on the Consolidated Statements of Operations within the lease operating expenses and taxes line item, as incurred. No overage fees have been included in the calculation of transportation fees.

Long-term debt and interest obligations

See Note D – Debt for additional information. Additionally, the outstanding principal balance of $140.3 million is due May 2022.

Asset Retirement Obligations

See Note A – Organization and Accounting Policies for additional information.

Bankruptcy Claims

Associated with the Company’s filing and emergence from the Chapter II Cases, creditors have filed claims against the Company. The claims reconciliation process is ongoing and the estimated liability has not been finalized. The process includes review of the underlying claim filed against the Company and a reconciliation against the debtor’s books and records.

The Company has estimated the liabilities associated with these claims at $1.5 million. This liability is included as a current liability in the consolidated financial statements at December 31, 2016.

NOTE K—OIL AND GAS INFORMATION

Costs related to the oil and gas activities of the Company were incurred as follows for the years ended December 31:

	Successor	Predecessor
	2016	2015
	(in thousands)
Property acquisition—unproved	$—	$—
Property acquisition—proved	—	18,626
Exploration costs	—	3
Development costs	5,052	17,359

	$5,052	$35,988

Asset retirement cost included in oil and gas property costs increased by approximately $0.6 million in 2016 and $0.1 million in 2015.

The Company had the following aggregate capitalized costs relating to the Company’s oil and gas activities at December 31:

	Successor	Predecessor
	2016	2015
	(in thousands)
Unproved oil and gas properties	$—	$14,658
Proved oil and gas properties	222,655	1,125,297

	222,655	1,139,955
Less accumulated depreciation, depletion and impairment expense	(154,292)	(977,270)

	$68,363	$162,685

The following table sets forth the Company’s results of operations from oil and natural gas producing activities:

	Successor	Predecessor	Predecessor
	Three months ended December 30,	Nine months ended September 30,	Year ended December 31,
	2016	2016	2015
	(in thousands)
Revenues	$16,862	$39,712	$83,734
Production costs	(10,678)	(32,611)	(49,557)
Accretion of asset retirement obligation	(1,277)	(2,248)	(2,857)
Impairment	(145,117)	(87,094)	(562,151)
Depreciation, depletion, amortization	(9,175)	(15,128)	(59,729)

Loss from oil and gas producing activities	$(149,385)	$(97,369)	$(590,560)

In the presentation above, no deduction has been made for indirect costs such as corporate overhead or interest expense. No income taxes are reflected above due to the Company’s tax loss carryforwards.

The following is a summary of Warren’s oil and gas properties not subject to amortization:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
	(in thousands)
Acquisition costs	$—	$—
Exploration costs	—	—
Development costs(1)	—	365

Total oil and gas properties not subject to amortization	$—	$365

(1)	The Company’s development costs primarily reflect investment in well cellars and facilities in its Wilmington oil field to facilitate the development of future oil wells. These costs will be allocated to future wells drilled, the majority of these wells are expected to be drilling during the next five to eight years.

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

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves provided by Netherland, Sewell & Associates, Inc. for 2016 and 2015:

	Oil (MBbls)	Gas (MMcf)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2014 (Predecessor)	16,794	327,328	71,348
Purchases of oil and gas reserves in place	—	—	—
Discoveries and extensions	69	4,654	845
Revisions of previous estimates	(2,944)	(140,218)	(26,314)
Production	(980)	(28,033)	(5,652)

Balance at December 31, 2015 (Predecessor)	12,939	163,731	40,227

Purchases of oil and gas reserves in place	—	—	—
Discoveries and extensions	—	—	—
Revisions of previous estimates	(7,413)	(17,124)	(10,267)
Production	(794)	(22,791)	(4,593)

Balance at December 31, 2016 (Successor)	4,732	123,816	25,368

Proved reserves at December 31, 2015 (Predecessor)
Proved developed reserves	6,824	153,093	32,339
Proved undeveloped reserves	6,115	10,638	7,888

	12,939	163,731	40,227

Proved reserves at December 31, 2016 (Successor)
Proved developed reserves	4,008	114,719	23,127
Proved undeveloped reserves	724	9,097	2,241

	4,732	123,816	25,368

On December 31, 2016, our total proved reserves were 25.4 MMBoe. Revisions decreased 2016 proved natural gas reserves and oil reserves by a net amount of 16.9 Bcf and 7.4 MMbbls as described below:

Wyoming – Lower gas prices coupled with increased marketing differentials resulted in a 53% drop in total proved reserves, comprised of a 10% decrease in proved developed producing reserves, 20% in proved developed non-producing and a 100% drop in the proved undeveloped category. The total value of the proved reserves (PV10%) decreased by $7.4 million from $15.4 million to $8.0 million.

Pennsylvania – Although the gas pricing used to generate the 2016 reserves was lower than 2015 pricing, marketing differentials decreased significantly resulting in a 17% increase in total proved reserves compared with 2015, virtually all realized in the proved developed producing category. The total value of the proved reserves (PV10%) increase by $12.6 million from a negative $5.6 million to $7.0 million.

California – A significant drop in SEC oil prices for 2016 resulted in a decrease of 58% to the total proved reserves. This decrease was comprised of a 33% decrease in proved developed producing reserves, a 25% decrease in proved developed non-producing reserves and an 88% decrease in proved undeveloped reserves. A significant portion of the reduction in proved undeveloped reserves is attributable to the SEC “5 year rule”; these reserves will be returned to the reserve report in the following year, subject to pricing. The total value of the proved reserves (PV10%) decreased by $73.0 million from $85.9 million to $12.9 million, mainly due to pricing and the SEC “5 year rule”.

At December 31, 2015, our proved reserves were 40.2 MMBoe, all of which are scheduled to be drilled within five years of initial disclosure. Undeveloped reserves transferred to developed reserves were 0.8 MMBoe for the year ended December 31, 2015 and capital costs incurred to convert these proved undeveloped reserves were $12.9 million. Revisions decreased 2015 proved natural gas reserves and oil reserves by a net amount of 140 Bcf and 2.9 MMbbls, of which for natural gas 124 Bcf was due to pricing, 16 Bcf due to performance, and for oil 2.2 MMBbl was due to pricing and 0.7 MMBbl was due to performance. In 2015, total oil extensions and discoveries of 0.07 MMbbls resulted from the Company’s drilling and completion activities in the Wilmington Townlot and North Wilmington Units in California. In 2015, total gas extensions and discoveries of 4.7 Bcf were from drilling activities in the Marcellus.

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	Successor	Predecessor
	2016	2015
Future cash inflows	$354,611	$862,751
Future production costs and taxes	(264,246)	(503,702)
Future development costs(1)	(66,605)	(180,790)
Future income tax expenses	—	—

Net future cash flows	23,760	178,259
Discounted at 10% for estimated timing of cash flows	4,595	(82,236)

Standardized measure of discounted future net cash flows	$28,355	$96,023

(1)	Includes future estimated asset retirement obligations of $53.6 million in 2016 and $55.8 million in 2015.

Changes in Standardized Measure of Discounted Future Net Cash Flows

Related to Proved Oil and Gas Reserves

	Successor	Predecessor
	2016	2015
Sales, net of production costs and taxes	$(13,286)	$(34,176)
Discoveries and extensions	—	2,540
Purchases of reserves in place	—	—
Changes in prices and production costs	(108,350)	(342,650)
Revisions of quantity estimates	(51,108)	(202,716)
Development costs incurred	1,807	12,869
Net changes in development costs	74,142	131,919
Interest factor—accretion of discount	12,632	55,506
Net change in income taxes	—	(54,059)
Changes in production rates (timing) and other	16,495	(28,277)

Net (decrease) increase	(67,668)	(459,044)
Balance at beginning of year	96,023	555,067

Balance at end of year	$28,355	$96,023

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices for 2016 and 2015 along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at December 31, 2016 and 2015 were $33.39 and $42.81 per Bbl and $1.59, $1.74 per Mcf, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil and natural gas properties. Future development costs including abandonment costs are based on the best estimate of such costs assuming current economic and operating conditions. The future cash flows estimated to be spent to develop the Company’s portion of proved undeveloped and proved developed non-producing properties through December 31, 2021 is $25.2 million.

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

WARREN RESOURCES, INC.

By:	/s/ JAMES A. WATT James A. Watt President and Chief Executive Officer

By:	/s/ FRANK T. SMITH, JR. Frank T. Smith, Jr. Executive Vice President and Chief Financial Officer

By:	/s/ ROMY M. MASSEY Romy M. Massey Vice President and Chief Accounting Officer

Dated: April 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Principal Function)	Date

/s/ JAMES A. WATT James A. Watt	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 7, 2017

/s/ FRANK T. SMITH, JR. Frank T. Smith, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 7, 2017

/s/ ROMY M. MASSEY Romy M. Massey	Vice President and Chief Accounting Officer	April 7, 2017

/s/ ADAM LEIGHT Adam Leight	Director	April 7, 2017

/s/ DUANE KING Duane King	Director	April 7, 2017

/s/ YIXIAO LIU Yixiao Liu	Director	April 7, 2017

/s/ EUGENE DAVIS Eugene Davis	Director	April 7, 2017

Warren Resources, Inc. and Subsidiaries

WARREN RESOURCES, INC.

FORM 10-K

December 31, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

2.1(40)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2(41)	First Amendment and Waiver to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.3(80)	Order Confirming the Debtor’s Plan of Reorganization

3.1(17)	Certificate of Incorporation of Warren Resources, Inc., filed October 5, 2016 (Delaware)

3.2(14)	Bylaws of Warren Resources, Inc., dated October 5, 2016

3.3(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1(18)	Specimen Stock Certificate for Common Stock (Maryland)

4.2(6)	Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3(43)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4(45)	Form of Note (included in Exhibit 4.3)

4.5(42)	Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.7(61)	Registration Rights Agreement, dated as of October 22, 2015, between Warren Resources, Inc. and the holders named therein

4.8(81)	Stockholders Agreement, dated as of October 5, 2016

4.9(82)	Plan Warrant Agreement, dated as of October 5, 2016

10.1(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3(3)*	2001 Stock Incentive Plan

10.4(4)*	2001 Key Employee Stock Incentive Plan

10.5(5)*	Form of Indemnification Agreement

10.6(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

Exhibit No.	Description

10.8(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12(21)*	2010 Stock Incentive Plan

10.13(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

10.16(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19(28)*	Amendment to 2010 Stock Incentive Plan

10.20(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23(32)*	Warren Resources, Inc. Severance Plan

10.25(35)*	Form of Incentive Stock Option Award Agreement

10.26(36)*	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.27(37)*	Form of Restricted Stock Unit Agreement

10.29(39)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.30(46)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

Exhibit No.	Description

10.33(49)*	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34(50)*	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.35(51)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

10.36(52)*	Warren Resources, Inc. Executive Severance Plan

10.37(53)*	Form of Change in Control Agreement by and between Warren Resources, Inc. and each of Saema Somalya and Jeffrey Keeler

10.38(54)*	Offer Letter, dated December 24, 2013 and effective February 16, 2014, between Warren Resources, Inc. and Saema Somalya

10.39(55)*	Offer Letter, dated December 3, 2013 and effective January 8, 2014, between Warren Resources, Inc. and Jeffrey Keeler

10.40(56)	Credit Agreement dated as of May 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, the lenders party thereto, with GSO Capital Partners LP, as Sole Lead Arranger and Sole Bookrunner

10.41(57)	Second Amendment to the Warren Resources, Inc. 2010 Stock Incentive Plan

10.42(58)	Retention Agreement with Stewart Skelly dated October 15, 2015

10.43(59)	Retention Agreement with Saema Somalya dated October 15, 2015

10.44(60)	Retention Agreement with Jeffrey Keeler dated October 15, 2015

10.45(62)	Second Lien Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders party thereto

10.46(63)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto

10.47(64)	Retention Agreement with Brian Gelman dated November 4, 2015

10.48(65)*	Offer of Employment to James A. Watt dated November 13, 2015

10.49(66)*	Offer of Employment to Frank T. Smith dated November 25, 2015

10.50(67)	First Amended and Restated Executive Severance Plan

10.51(68)	Consulting Services Agreement with Jeffrey Keeler, effective as of January 1, 2016

10.52(69)	Consulting Services Agreement with Somalya Law PLLC, effective as of January 5, 2016

10.53(70)	Separation Agreement with Jeffrey Keeler, dated December 28, 2015

10.54(71)	Separation Agreement with Saema Somalya, dated December 31, 2015

10.55(72)	Separation Agreement with Stewart Skelly, dated December 29, 2015

10.56(73)	First Amendment to the Separation Agreement and General Release with Stewart Skelly, dated February 8, 2016

10.57(74)	Consulting Services Agreement with Brian Gelman, dated February 16, 2016

Exhibit No.	Description

10.58(75)	Separation and Release Agreement with Brian Gelman, dated February 16, 2016

10.59(76)*	Offer of Employment to John R. Powers dated December 1, 2015

10.60(77)	Restructuring Support Agreement, dated June 2, 2016, by and among Warren Resources, Inc., certain of its subsidiaries, GSO Capital Partners LP on behalf of itself and on behalf of certain funds and accounts it manages, advises or sub-advises named as signatories therein, and each beneficial holder (or investment manager or advisor therefor) of the 9.0% Senior Notes due 2022 issued by Warren Resources, Inc. identified on the signature pages thereto

10.61(78)	Amended and Restated Restructuring Support Agreement, dated July 11, 2016, by and among Warren Resources, Inc., certain of its subsidiaries, GSO Capital Partners LP on behalf of itself and on behalf of certain funds and accounts it manages, advises or sub-advises named as signatories therein, Claren Road Credit Master Fund, Ltd. and Claren Road Credit Opportunities Master Fund, Ltd., and each beneficial holder (or investment manager or advisor therefor) of the 9.0% Senior Notes due 2022 issued by Warren Resources, Inc. identified on the signature pages thereto.

10.62(83)	Credit Agreement, dated as of October 5, 2016, by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time a party thereto

10.63(84)*	Employment Agreement, by and between the Company and James A. Watt

10.64(85)*	Employment Agreement, by and between the Company and Frank T. Smith, Jr

10.65(86)	Warren Resources, Inc. 2016 Equity Incentive Plan

10.66(87)	Form of Restricted Stock Award Agreement

10.67(88)	Form of Stock Option Award Agreement

10.68(89)	Form of Restricted Stock Unit Award Agreement

10.69(90)	Form of Stock Appreciation Right Award Agreement

10.70(91)	Form of Indemnification Agreement

10.71(92)*	Offer Letter of Gregory J. Fox

10.72(93)*	Offer Letter of Romy M. Massey

14.1(9)	Code of Ethics for Senior Financial Officers

16.1(79)	Letter dated August 30, 2016 from Grant Thornton LLP to the Securities and Exchange Commission regarding the change in certifying accountant.

21.1†	Subsidiaries of the Registrant

23.2†	Consent of Netherland, Sewell & Associates, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32†	Certification of CEO and CFO pursuant to Section 1350

99.1†	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†	Filed herewith
*	Denotes a management contract or compensatory plan or arrangement

**	Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL- Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(5)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(9)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003
(10)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(11)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(12)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(13)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(14)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on October 12, 2016
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 14, 2005
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009
(21)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013
(34)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014
(40)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(41)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(42)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(43)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(45)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(47)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 2, 2014
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(50)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on April 4, 2015
(53)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(54)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(55)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(56)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on May 26, 2015
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on June 8, 2015

(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(59)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(60)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(61)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(62)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(63)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(64)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 6, 2015
(65)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 16, 2015
(66)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2015
(67)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 9, 2015
(68)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(69)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(70)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(71)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(72)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(73)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 9, 2016
(74)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(75)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(76)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(77)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on June 2, 2016
(78)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on July 12, 2016
(79)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on August 30, 2016
(80)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on September 20, 2016
(81)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(82)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(83)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(84)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(85)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(86)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(87)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016

(88)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(89)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(90)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(91)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(92)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2016