Form 10-K/A
period 2016-12-31
WARREN RESOURCES INC
filed 2017-04-28
CIK 892986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2016

Commission file number: 000-33275

Warren Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3024080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Lincoln Center 5420 LBJ Freeway, Suite 600 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(720) 403-8125

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Exchange on Which Registered

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non- affiliates of the registrant on June 30, 2016 was approximately $1.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.).    Yes  ☒    No  ☐

On October 5, 2016, all shares of the registrant’s common stock, $.0001 par value per share, were cancelled and terminated and the new common stock, par value $0.01 per share (the “New Common Stock”) was issued. As of April 28, 2017, there were 10,000,000 shares of the New Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Warren Resources, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, to include Items in Part III (Items 10, 11, 12, 13 and 14) and Part IV (Items 15 and 16) previously omitted from the Annual Report on Form 10-K filed by the Company on April 7, 2017 (the “Original Filing”).

Other than as described above, no changes have been made in this Amendment No. 1 to any Items in the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

On June 2, 2016, the Company and certain of its wholly owned subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), Case No. 16-32760. In connection with the Plan of Reorganization of Warren Resources, Inc. and Its Affiliated Debtors (as amended and supplemented, the “Plan”) the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) by and among the Company and the stockholders named therein, providing for certain stockholders’ rights and obligations. The Stockholders Agreement provides that the number of directors on the board of directors of the Company (the “Board”) shall be established and maintained at five directors, or such other number of directors as shall be determined from time to time by the unanimous vote of the Board, with the consent of the Plan Sponsor (as that term is defined in the Stockholders Agreement). Subject to specified exceptions, the Board shall be composed of the Chief Executive Officer, two individuals designated by the Chief Executive Officer (with the prior written consent of the Plan Sponsor), one individual designated by the Plan Sponsor and one individual designated by the Required Consenting Senior Noteholders and Claren Road (as those terms are defined in the Stockholders Agreement).

Name	Age	Director Since	Position
Eugene Davis	62	2016	Director
Duane King	56	2016	Director
Adam Leight	61	2016	Director
Yixiao Liu	32	2016	Director
James A. Watt	67	2015	CEO, President and Chairman of the Board

Director Biographies and Qualifications

Eugene I. Davis, age 62, has been a director since October 2016. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, and hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and Director of Emerson Radio Corporation and from 1996 to 1997 he served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.

Mr. Davis currently serves as Chairman of the Board of Atlas Iron Limited (ASX: AGO), U.S. Concrete, Inc. (Nasdaq: USCR), and WMIH Corp. (Nasdaq: WMIH), and also serves as a director of Verso Corporation (NYSE: VRS), Genco Shipping & Trading Limited (NYSE:GNK) and Titan Energy, LLC (OTC: TTEN), as well as certain non-SEC reporting companies. On March 3, 2017, Mr. Davis announced his intention to not stand for reelection to the board of Genco Shipping & Trading Limited at its annual general meeting to be held on May 17, 2017 and on March 15, 2017, Mr. Davis announced his intention to not stand for reelection to the board of directors of WMIH Corp. at its 2017 annual general meeting scheduled to be held on June 1, 2017. During the past five years, Mr. Davis has also been a director of the following SEC registrants: Atlas Air Worldwide Holdings, Inc., The Cash Store Financial Services, Inc., Dex One Corp.,Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corporation, GSI Group, Inc., Hercules Offshore, Inc., HRG Group, Inc., Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc. and Spectrum Brands Holdings, Inc. Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc.

As a result of these and other professional experiences, Mr. Davis possesses particular experience and expertise with strategic planning, mergers and acquisitions, finance, accounting and corporate governance, which coupled with his strong leadership skills, makes him an asset to our Company and our Board. Mr. Davis’ broad experience as a director of other public companies and his qualification as an “audit committee financial expert” led the Company to conclude that he should be a member of the Board.

Duane King, age 56, has been a director since October 2016. In 2010, Mr. King co-Founded Synergy Offshore, LLC, dba SOG Resources, and serves as its Chief Executive Officer. From 1984 to 1986, Mr. King was a Production Engineer for Mitchell Energy & Development Corp. in Midland, Texas. From 1989 to May 1991, he served as an Associate with Chase Manhattan Bank in the Energy Division in Houston and New York, specializing in energy corporate finance. In 1993, Mr. King c-o founded Synergy Oil & Gas, Inc., and served as its Chief Executive Officer until 2002. In 2002, Mr. King co-founded Synergy Oil & Gas, L.P., and served as its Chief Executive Officer until 2010. Mr. King is involved in numerous advisory and charity organizations and is currently on the Engineering Advisory Board and the Chancellor’s Council Executive Committee at The University of Texas. He is the President of the Board of Yellowstone Academy, a school serving intercity youth he helped establish. He has served on the Boards of Presbyterian School, Houston Habitat for Humanity, Houston Producers Forum, Episcopal High School and other organizations. Mr. King received his B.S. with honors in Petroleum Engineering from the University of Texas in 1984. In 1988, he received an MBA from the University of Texas where he was a Sord Scholar. As an officer of an oil and gas company, Mr. King is well suited to inform the Board of significant strategic matters. As an engineer, with significant experience, Mr. King brings technical expertise to the Board.

Adam Leight, age 61, has been a director since October 2016. Mr. Leight is the Managing Member of Ansonia Advisors LLC, an independent research and capital markets advisory firm. Mr. Leight was Managing Director and Head of US Credit Research at RBC Capital Markets. Prior to RBC, he was a Managing Director at Credit Suisse, Managing Director and Co-Head of Global Leveraged Finance Research at Donaldson, Lufkin & Jenrette, and Managing Director and head of Fixed Income Research at Cowen & Co. Prior to Cowen, he covered energy equities and debt at Drexel Burnham Lambert and Sutro & Co. In 2016, he joined the board of Directors of Goodrich Petroleum. At Goodrich, he is the Chairman of the Audit Committee, and serves on the Compensation and Hedging Committees. Mr. Leight is a Chartered Financial Analyst. He earned an MS in Investment Finance from the University of Wisconsin – Madison, where he participated in the Applied Securities Analysis and Portfolio Management Program (ASAP), and holds an AB in Economics from Washington University in St. Louis. As a Chartered Financial Analyst, with over 30 years of experience as a securities analyst covering the energy industry at large financial institutions, Mr. Leight brings extensive financial expertise to the Board. His prior experience serving on the audit committees of public companies brings leadership and experience to accounting matters.

Yixiao Liu, age 32, has been a director since October 2016. Ms. Liu is a Vice President with GSO Capital Partners. Ms. Liu focuses on the evaluation, execution, and monetization of private and public market investments across the energy, power and infrastructure sectors. Prior to joining GSO in 2015, Ms. Liu worked at Blackstone Advisory Partners from 2011 to 2015, where Ms. Liu advised clients across the energy value chain on various M&A, restructuring, and strategic matters. Before joining Blackstone, Ms. Liu worked in Morgan Stanley’s M&A Group and Fixed-Income Sales & Trading Group. Ms. Liu, with extensive experience in private and public market investments across several sectors, is well suited to inform the Board of significant strategic matters.

Jams A. Watt, age 67, has been a director since November 2015 and also serves as President and Chief Executive Officer. Mr. Watt joined the Company from Dune Energy, Inc., where he served as President, Chief Executive Officer and Director. Prior to joining Dune in 2007, Mr. Watt also served as the Chief Executive Officer of Remington Oil and Gas Corporation since February 1998 and the Chairman of Remington since May 2003, until Helix Energy Solutions Group, Inc. acquired Remington in July 2006. From 1993 through 1997, Mr. Watt served as Vice President—Exploration of Seagull E&P, Inc., and from 1991-1993, he served as Vice President—exploration and exploitation of Nerco Oil and Gas. From August 2006 through March 2007, Mr. Watt also served as the Chairman and Chief Executive Officer of Maverick Oil & Gas, Inc. Mr. Watt currently serves on the Board of Directors of Bonanza Creek Energy, Inc., where he is Chairman of the Board, and Helix. Mr. Watt received a B.S. in Physics from Rensselaer Polytechnic Institute. Mr. Watt’s extensive experience in the oil and gas industry and board and executive leadership positions at other oil and gas companies bring important experience and industry expertise to our Board.

Executive Officers

We have presented below information about our executive officers as of April 28, 2017. Officers are appointed annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal

Nane	Age	Position
James A. Watt	67	Chief Executive Officer and President (1)
Frank T. Smith	71	Executive Vice President and Chief Financial Officer
Romy Massey	39	Vice President Accounting, Chief Accounting Officer
Zachary Waite	30	Senior Vice President Business Development and Marketing
Gregory Fox	61	Senior Vice President Operations and Reservoir Engineering
Steve Craig	65	Senior Vice President Administration and Human Resources

(1)	For biographical information on Mr. Watt, see “— Board of Directors” beginning on page 5.

Frank T. Smith, age 71, was appointed Senior Vice President and Chief Financial Officer in November 2015. Mr. Smith has over 40 years of experience in the global oil and gas industry. Prior to his appointment at the Company, he served as Senior Vice President and Chief Financial Officer of Dune Energy, Inc. since 2007 and as Secretary since January 2012. Prior to his appointment at Dune Energy, Inc., he served as President and Chief Financial Officer of Sonoran Energy, Inc. From 2004 through 2006, Mr. Smith served as Senior Vice President—Finance and Corporate Secretary of Remington Oil and Gas Corp., which was acquired by Helix Energy Solutions Group, Inc. in June 2006. From June 1997 through 2003, Mr. Smith served as Executive Vice President and Manager of energy lending at the Bank of Texas. From 1990 through 1997, Mr. Smith served as Director in the energy and utilities division of the First National Bank of Boston. Prior to 1990, Mr. Smith held positions of increasing responsibility in the energy banking departments of other major, publicly-traded United States financial institutions. Mr. Smith received an MBA in Corporate Finance & Banking from the University of Pennsylvania (Wharton School). He also holds M.Ed and B.S. degrees from the University of Delaware.

Romy Massey, age 39, was appointed by the Board to serve as Vice President and Chief Accounting Officer on October 7, 2016. Ms. Massey previously served as the Vice President - Chief Accounting Officer of Quicksilver Resources Inc. (“Quicksilver”), an independent oil and natural gas company, having served in such role since December 2014. From August 2012 to November 2014, Ms. Massey served as Controller of Quicksilver, and from January 2012 to August 2012, Ms. Massey served as Assistant Controller - Financial Reporting at Quicksilver. Prior to Quicksilver, Ms. Massey spent over ten years at PricewaterhouseCoopers LLP, an accounting firm, in various accounting roles. Ms. Massey received a bachelor of science in business administration degree and a master of science in accounting degree from Oklahoma State University, and is a Certified Public Accountant in Texas.

Zachary Waite, age 30, was elected as our Senior Vice President of Business Development and Marketing in October 2016. From August 2014 to October 2016, Mr. Waite served as Vice President of Business Development and Marcellus Operations. From 2009 to October of 2014, Mr. Waite held various roles with Citrus, including Operations Engineer and Director of Operations and Business Development, where he oversaw the drilling and completion of all of Citrus’s producing wells. Mr. Waite graduated from the Colorado School of Mines with a B.S. in petroleum engineering.

Gregory Fox, age 61, was appointed as Senior Vice President of Operations and Reservoir Engineering in October 2016. Prior to that, Mr. Fox had joined Dune Energy, Inc. as Operations Manager in 2005. After the acquisition of Goldking Energy on May 27, 2007, Mr. Fox became the Senior Vice President – Operations. Mr. Fox received a B.S. in Petroleum Engineering from Texas A&M University.

Steve Craig, age 65, age 65, was appointed as Senior Vice President of Administration in October 2016. Prior to that, Mr. Craig had served Dune Energy, Inc. as Senior Vice President of Administration and Investor Relations, reporting to the CEO, since May 2007, involved in the full range of administrative functions, including; investor relations and rating agencies, employee compensation benefits, insurance, listing and proxy reporting, office construction and lease management. Mr. Craig received an MBA from Southern Methodist University with emphasis in Finance, and a BA from Southern Methodist University with a major in Economics and a minor in Statistics.

Involvement in Certain Legal Proceedings

Mr. Watt, Mr. Smith, Mr. Waite and Mr. Craig were all serving in their current roles when the Company filed the Bankruptcy Petitions on June 2, 2016 for reorganization under the Bankruptcy Code. On September 14, 2016, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On October 5, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership (“Form 3”) and reports of changes in beneficial ownership of common stock and other equity securities of the Company (“Form 4”). Executive officers, directors and greater than ten percent stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, and based solely on a review of the copies of such reports furnished to the Company, we have received written representations by certain reporting persons that no reports on Form 5 were required and we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% stockholders were complied with in a timely manner, with the exception of the following filings, which were filed on the dates listed below:

The Forms 4 reporting the cancellation of common stock upon emergence from bankruptcy pursuant to the Plan approved by the Board of Directors filed by Lance A. Peterson on October 10, 2016, Leonard A. DeCecchis on October 14, 2016, Dominick D’Alleva on October 11, 2016, and Chet Borgida on October 11, 2016.

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

Shareholder Nominations

In connection with the Plan and our emergence from our Chapter 11 Cases, the Company entered into the Stockholders Agreement. The Stockholders Agreement provides that the number of directors on the Board shall be established and maintained at five directors, or such other number of directors as shall be determined from time to time by the unanimous vote of the Board, with the consent of the Plan Sponsor (as that term is defined in the Stockholders Agreement) so long as the Plan Sponsor and its affiliates and related funds continue to hold in aggregate a certain percentage of equity interests in the Company. Subject to specified exceptions, the Board shall be composed of the Chief Executive Officer, two individuals designated by the Chief Executive Officer (with the prior written consent of the Plan Sponsor), one individual designated by the Plan Sponsor so long as the Plan Sponsor and its affiliates and related funds continue to hold in aggregate a certain percentage of equity interests in the Company and one individual designated by the Required Consenting Senior Noteholders and Claren Road (as those terms are defined in the Stockholders Agreement) (with the prior written consent of the Plan Sponsor, which shall not be unreasonably withheld).

Committees of the Board

Pursuant to the Plan, the Company adopted a new Certificate of Incorporation and terminated all committees of the Board on the Effective Date. While there are currently no committees of the Board, the Board may, by resolution passed by a majority of the whole Board, designate one or more other committees of the Board with the prior written consent of the Plan Sponsor so long as the Plan Sponsor and its affiliates and related funds continue to hold in aggregate a certain percentage of equity interests in the Company; provided that the membership of each such committee shall be appointed in accordance with the Bylaws of the Company (the “Bylaws”) and the Stockholders Agreement and each such committee, to the extent provided in the resolution of the Board establishing such committee, shall have the right to make recommendations to the Board, and exercise the powers of the Board, in the management of the business and affairs of the Company, except as otherwise limited by law, the Bylaws, the Certificate of Incorporation and the Stockholders Agreement. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board. Subject to the provisions of the Stockholders Agreement, the Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee; provided, that the holders of a majority of the shares entitled to appoint any committee member shall have the sole authority to designate an alternate for such committee member. Each committee shall keep regular minutes of its meetings and report the same to the Board when required or requested by any director. Subject to the Certificate of Incorporation, the Bylaws and applicable law, each committee of the Board may fix its own rules of procedure and shall hold its meetings as provided by such rules, except as may otherwise be provided by a resolution of the Board designating such committee. The presence of a majority of the members of the committee shall be necessary to constitute a quorum.

Item 11.	Executive Compensation

Summary Compensation Table

The following tables, narrative and footnotes discuss the annual compensation of our principal executive officer (our CEO) and the two other most highly compensated executive officers who served as executive officers during 2016, who we refer to as the named executive officers or NEOs.

The table below summarizes the total compensation paid or earned for the years ended December 31, 2016 and 2015 by the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)		Option Awards ($)	All Other Compensation ($)	Total ($)
James A. Watt	2016	550,000	74,250	—		—	33,857	658,107
President and Chief Executive Officer	2015	59,231	—	27,452	(3)	—	—	86,683

Frank T. Smith Jr.	2016	325,000	30,713	—		—	104,749	460,462
Executive Vice President and Chief Financial Officer	2015	25,000	—	17,775	(3)	—	—	42,775

Zachary Waite	2016	250,000	30,000	—		—	—	280,000
Senior Vice President Business Development and Marketing	2015	248,923	—	33,000	(4)	—	—	281,923

(1)	The amounts in this column reflect the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used to determine the value of the stock awards granted to the NEOs in 2015, see Note E-Stockholders’ Equity of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of the Form 10-K for the year ended December 31, 2015.
(2)	On October 5, 2016, pursuant to the Plan, all shares of the Company’s common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated.

Prior to the cancellation of all prior outstanding equity of the Company on October 5, 2016, annual restricted stock and stock option awards were based upon performance measures achieved during the prior year. According to the Warren Resources, Inc. 2010 Stock Incentive Plan (which was cancelled pursuant to the Plan upon the Company’s emergence from the Chapter 11 Cases), fair market value used to determine the exercise price for option grants is defined as the NASDAQ closing price of the Company’s common stock on the grant date. Shares of restricted stock (including RSUs) granted to NEOs and options granted during 2013 vest 1/3rd on the first anniversary of the grant date, 1/3rd on the second anniversary of the grant date and 1/3rd on the third anniversary of the grant date.

We adopted ASC 718 on January 1, 2007, see Note A under Item 8 of the 2015 Annual Report on Form 10-K. The grant date fair value of the 2015 option awards to employees was calculated using the Black-Scholes valuation model using the following weighted average assumptions:

Assumptions	Rate

Average risk free interest rate	1.09%

Average expected term (years)	3.5

Average expected volatility	53%

(3)	Reflects grants of restricted stock units to Mr. Watt and Mr. Smith that were intended to convert into shares of common stock upon vesting. On October 5, 2016, pursuant to the Plan, all shares of the Company’s common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated, including the grants of restricted stock units received by Mr. Watt and Mr. Smith in 2015.
(4)	Reflects a grant of common stock to Mr. Waite made on March 12, 2015. On October 5, 2016, pursuant to the Plan, all shares of the Company’s common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated, including the grant of common stock received by Mr. Waite.

Additionally, the Company anticipates issuances of stock awards will be made to certain executive officers in 2017 based on performance metrics to be determined by the Board.

2016 Equity Incentive Plan

Pursuant to the Plan, the Company’s 2010 Stock Incentive Plan was terminated on October 5, 2016 and replaced with the Warren Resources, Inc. 2016 Equity Incentive Plan (the “2016 Plan”).

The following summary of the 2016 Plan does not purport to be a complete description of all provisions of the 2016 Plan and should be read in conjunction with, and is qualified in its entirety by reference to, the complete text of the 2016 Plan, which was filed as Exhibit 10.4 to the Current Report on Form 8-K filed on October 12, 2016.

As provided in the Plan, on the Effective Date, the Company adopted the 2016 Plan, pursuant to which equity awards may be issued and/or cash bonuses may be awarded to the officers and directors of the Company. The 2016 Plan provides for the following types of awards (collectively, the “Awards”):

•	Options;

•	Stock Appreciation Rights;

•	Restricted Stock;

•	Restricted Stock Units;

•	Performance Unit Awards;

•	Cash Awards;

•	Other Stock Awards; and

•	Dividend equivalents.

The aggregate number of shares of New Common Stock (as defined below) reserved for issuance pursuant to the 2016 Plan is 600,000 shares. The 2016 Plan expires on, and no new awards may be granted after, the tenth anniversary of the Effective Date, unless earlier terminated by the Board.

In accordance with the 2016 Plan, on the Effective Date, the Board approved the form of Restricted Stock Award Agreement, the form of Stock Option Award Agreement, the form of Restricted Stock Unit Award Agreement and the form of Stock Appreciation Right Award Agreement (collectively, the “Award Agreements”). Grants made under each of the Award Agreements will vest in one-fourth installments on each of the first, second, third and fourth anniversaries of the applicable grant date. All Award Agreements provide for vesting upon the occurrence of a change in control (as defined below) and other customary conditions.

The description of the Award Agreements is qualified in its entirety by reference to the full text of the Award Agreements, which are filed as Exhibits 10.5, 10.6, 10.7 and 10.8 to the Current Report on Form 8-K filed on October 12, 2016.

Change in Control. In the event of the proposed dissolution or liquidation of the Company, the Board or any of its Committees administering the 2016 Plan (the “Administrator”) shall notify each participant in the 2016 Plan (the “Participants”) as soon as practical prior to the effective date of the proposed transaction. The Administrator, in its sole discretion, may provide for a Participant to have the right to exercise his Award, to the extent applicable, until 10 days prior to the transaction as to all of the Awarded Stock covered thereby, including shares of New Common Stock as to which the Award would not otherwise be exercisable. In addition, the Administrator may provide that any Company repurchase option or forfeiture rights applicable to any Award shall lapse 100%, and that any Award vesting shall accelerate 100%, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised or vested, an Award shall terminate immediately prior to the consummation of such proposed action

Stock Options and SARs. In the event of a Change in Control (as defined below), the Participant shall (A) fully vest in and have the right to exercise each outstanding time-vesting Option and SAR as to all of the Awarded Stock (as those terms are defined in the 2016 Plan), including shares of New Common Stock as to which it would not otherwise be vested or exercisable and (B) vest in each outstanding performance-vesting Option and SAR subject to the actual achievement of applicable performance goals as of the date of the Change in Control, or as otherwise determined to be reasonable by the Administrator, in its sole discretion. Any unvested Awards that do not vest in connection with a Change in Control pursuant to the 2016 Plan shall be automatically cancelled and forfeited for no consideration upon the closing

Restricted Stock, Performance Shares, Performance Units, Restricted Stock Units and Other Stock-Based Awards. In the event of a Change in Control, the Participant shall (A) fully vest in each outstanding time-vesting Award of Restricted Stock, Restricted Stock Unit, and Other Stock-Based Award (as those terms are defined in the 2016 Plan), including as to shares of New Common Stock or Units that would not otherwise be vested, all applicable restrictions shall lapse, and other vesting criteria shall be deemed achieved at targeted levels and (B) vest in each outstanding performance-vesting Award of Restricted Stock, Restricted Stock Unit, Performance Share, Performance Unit and Other Stock-Based Award (as those terms are defined in the 2016 Plan), in each case subject to the actual achievement of the applicable performance goals as of the date of the Change in Control, or as otherwise determined to be reasonable by the Administrator, in its sole discretion. Any unvested Awards that do not vest in connection with a Change in Control pursuant to the 2016 Plan shall be automatically cancelled and forfeited for no consideration upon the closing of such Change in Control.

A “Change in Control” means: (a) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities; (b) the sale or disposition by the Company of all or substantially all of the Company’s assets other than (A) the sale or disposition of all or substantially all of the assets of the Company to a person or persons who beneficially own, directly or indirectly, at least 50% or more of the combined voting power of the outstanding voting securities of the Company at the time of the sale or (B) pursuant to a spin-off type transaction, directly or indirectly, of such assets to the Company’s stockholders; or (c) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

New Common Stock

Pursuant to the Plan, all shares of the Company’s common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated. On the Effective Date, pursuant to the Plan, (a) 7,899,537 shares of the Company’s common stock, par value $0.01 (the “New Common Stock”) were issued to the lenders under the Company’s prepetition first-lien credit facility, (b) 755,000 shares of New Common Stock were issued to the lenders under the Company’s prepetition second-lien credit facility, and (c) 1,284,818 shares of New Common Stock were issued pro rata to the holders of the Company’s 9% Senior Notes due 2022 (the “Senior Notes”). In addition, on the Effective Date, pursuant to the Plan, the Company entered into a Plan Warrant Agreement (the “Warrant Agreement”) with Claren Road Credit Master Fund, Ltd. and Claren Road Credit Opportunities Master Fund, Ltd. (collectively, “Claren Road”) and the other registered holders from time to time party thereto, pursuant to which the Company issued warrants (the “Warrants”) to Claren Road that were exercisable for an aggregate of 526,316 shares of New Common Stock. No fractional shares of New Common Stock or Warrants were issued.

Employment Agreements

On the Effective Date, in accordance with the Plan, Mr. Watt entered into an employment agreement with the Company (the “Watt Employment Agreement) and Mr. Smith entered into an employment agreement with the Company (the “Smith Employment Agreement,” and together with the Watt Employment Agreement, the “Employment Agreements”). The Employment Agreements provide, subject to certain limitations set forth therein, for the employee to receive a base salary, to be eligible to receive annual equity awards under the 2016 Plan, an annual bonus and other benefits as are customarily provided to similarly situated executives of the Company.

Pursuant to the Watt Employment Agreement, if Mr. Watt is terminated by the Company without Cause (as defined in the Employment Agreements) or if Mr. Watt is terminated due to his death or disability, Mr. Watt shall be entitled to receive (i) any accrued but unpaid rights, (ii) 2 times his base salary, (iii) 2 times his annual target bonus, (iv) his annual target bonus for the prior calendar year to the extent unpaid and (v) accelerated vesting on outstanding and unvested awards made under the 2016 Plan, amongst other customary severance benefits as described in the Employment Agreements.

Pursuant to the Smith Employment Agreement, if Mr. Smith is terminated by the Company without Cause (as defined in the Employment Agreements) or if Mr. Smith is terminated due to his death or disability, Mr. Smith shall be entitled to receive (i) any accrued but unpaid rights, (ii) 1.5 times his base salary, (iii) 1.5 times his annual target bonus, (iv) his annual target bonus for the prior calendar year to the extent unpaid and (v) accelerated vesting on outstanding and unvested awards made under the 2016 Plan, amongst other customary severance benefits as described in the Employment Agreements.

Pursuant to the Employment Agreements, upon a Change in Control of the Company (as defined above in the section titled “2016 Equity Incentive Plan”), Mr. Watt and Mr. Smith (the “Executives”) shall be entitled to receive certain severance benefits if such Executive’s employment with the Company during the 2 year period following consummation of such Change in Control is terminated for any of the reasons set forth in the above two paragraphs. The Company shall pay such severance benefits to such Executive no later than the 45th day immediately following his employment terminating in accordance with the foregoing sentence, however, if such 45 day period straddles 2 calendar years, then the Company shall pay such severance benefits in the second of such taxable years. Failure by an acquirer or surviving entity to the Company to assume the Employment Agreements upon a Change in Control shall be deemed a material breach of the Employment Agreements.

The description of the Employment Agreements set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreements, which were previously filed as Exhibits 10.2 and 10.3 to the Current Report on Form 8-K filed by the Company on October 12, 2016.

Outstanding Equity Awards as of December 31, 2016

All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the Plan. No equity awards were issued to our named executive officers during the fiscal year ended 2016. Accordingly, there were no equity awards outstanding as of December 31, 2016 to our named executive officers.

Director Compensation for 2016

On October 5, 2016, in connection with the Company’s emergence from Chapter 11 and as provided in the Plan, the following directors departed the Company’s Board of Directors: Lance Peterson, Dominick D’Alleva, Chet Borgida, Anthony Coehlo, Leonard DeCecchis, and Espy P. Price. Prior to their departure, Mr. D’Avella served as Chairman of the Board, Chairman of the Governance Committee and sat on the Audit and Compensation Committees; Mr. Borgida served as

Chairman of the Audit Committee and sat on the Compensation Committee; Mr. Coelho served as Chairman of the Compensation Committee and sat on the Governance Committee; Mr. DeCecchis sat on the Audit Committee; and Mr. Price sat on the Compensation Committee.

All non-employee directors who served before our emergence from Chapter 11 received the following in director compensation:

•	Annual retainer fee of $40,000 and reimbursement for travel expenses and other out-of-pocket costs incurred in connection with attending Board and committee meetings;

•	Annual retainer fee of $15,000 for the chairman of the Audit Committee and $10,000 for the Chairman of each of the Corporate Governance Committee and Compensation Committee; and

•	$2,500 for each Board meeting attended, $2,000 for each Audit Committee and Compensation Committee meeting attended and $1,500 for each Corporate Governance Committee meeting attended.

As provided in the Plan, Messrs. Watt, Leight, King, Davis and Ms. Liu joined the Company’s Board on October 5, 2016. Pursuant to the Plan, Mr. Adam Leight, Mr. Duane King and Mr. Eugene Davis will receive the following compensation as directors: (i) annual retainer of $50,000 paid quarterly in advance; (ii) $1,500 fee for each board meeting, whether in person or telephonic; and (iii) $1,000 fee for each committee meeting. The following table summarizes the total compensation paid or earned by each person who served as one of our non-employee directors in 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Adam Leight	17,000	47,000	—	64,000
Duane King	17,000	47,000	—	64,000
Eugene Davis	17,000	47,000	—	64,000
Yixiao Liu	—	—	—	—
Dominick D’Alleva	31,500	—	—	31,500
Chet Borgida	27,000	—	—	27,000
Anthony L. Coehlo	19,500	—	—	19,500
Leonard DeCecchis	31,500	—	—	31,500
Marcus C. Rowland(2)	—	—	—	—
Espy P. Price	12,500	—	—	12,500

(1)	The amounts included in the “Stock Awards” column represent the aggregate grant date value computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification(tm) (ASC) Topic 718. As of December 31, 2016, each of the non-employee directors had aggregate outstanding stock options as follows: Mr. Leight- 10,000 unvested stock awards that vest over the course of 2017, 2018, 2019 and 2020; Mr. King- 10,000 unvested stock awards that vest over the course of 2017, 2018, 2019 and 2020; and Mr. Davis- 10,000 10,000 unvested stock awards that vest over the course of 2017, 2018, 2019 and 2020.
(2)	Mr. Rowland resigned from the Board of Directors effective March 4, 2016.

All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the plan of reorganization; therefore, all options held by our former board members were cancelled.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

All equity awards that were outstanding immediately prior to the Company’s emergence from Chapter 11 were cancelled pursuant to the Plan. No equity awards were issued to our named executive officers upon or after emergence.

The following table sets forth information about our common stock that may be issued under all existing equity compensation plans as of December 31, 2016.

Plan	Number of Shares Authorized for Issuance under Plan	Number of securities to be issued upon vesting of outstanding stock awards	Weighted-average exercise price of outstanding options and restricted stock ($/Sh)	Number of securities remaining available for future issuance under equity compensation plans
2016 Equity Incentive Plan	600,000	30,000	—	570,000

Total	600,000	30,000	—	570,000

Directors and Executive Officers

Pursuant to our Plan under Chapter 11 of the Bankruptcy Code, which was confirmed by the Bankruptcy Court September 14, 2016, and became effective on October 5, 2016, all of our shares of common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated.

As of April 28, 2017, the directors and executive officers of the Company beneficially owned, in the aggregate, 0 shares of New Common Stock, which is 0% of the outstanding shares entitled to vote at that time.

Certain Beneficial Owners

Pursuant to the Plan, all shares of the Company’s common stock and preferred stock, as well as all unexercised incentive stock options, non-qualified stock options, stock appreciation rights, or other unexercised options, warrants or rights to acquire or receive an equity interest in the Company were cancelled and terminated. On the Effective Date, pursuant to the Plan, (a) 7,899,537 shares of New Common Stock were issued to the lenders under the Company’s prepetition first-lien credit facility, (b) 755,000 shares of New Common Stock were issued to the lenders under the Company’s prepetition second-lien credit facility, and (c) 1,284,818 shares of New Common Stock were issued pro rata to the holders of the Senior Notes. In addition, on the Effective Date, pursuant to the Plan, the Company entered into the Warrant Agreement pursuant to which the Company issued the Warrants to Claren Road that were exercisable for an aggregate of 526,316 shares of New Common Stock. The Warrants may be exercised in whole or in part and only during the period (the “Exercise Period”) commencing on the Effective Date and terminating at 5:00 p.m., Eastern time, on October 5, 2021 (the “Warrant Expiration Date”), at an exercise price of $10.50 per share (the “Exercise Price”). All Warrants not exercised on or before such time on the Warrant Expiration Date shall become void, and the rights of the holders of such Warrants pursuant to the Warrants, the Warrant Agreement or the Stockholders Agreement shall cease at such time on the Warrant Expiration Date. The Company may, subject to the Stockholders Agreement, extend the duration of the Warrants by delaying the Warrant Expiration Date. No fractional shares of New Common Stock or Warrants were issued.

The following table sets forth information as of April 28, 2017 with respect to the beneficial ownership of our New Common Stock by (1) each stockholder who is known to us to be a beneficial owner of more than 5% of our New Common Stock, (2) our current Directors, and (3) all current executive officers and Directors as a group. To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole investment and voting power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class

FS Investment funds (2)	3,483,788	34.8%
FS Energy and Power Fund (3)	4,415,749	44.2%
Claren Road Asset Management LLC (4)	755,000	7.5%
Adam Leight	0	*
Duane King	0	*
Eugene Davis	0	*
Yixiao Liu	0	*
James A. Watt	0	*
Frank T. Smith	0	*
Zachary Waite	0	*

All current executive officers and directors as a group (15 persons)		%

*	Less than 1% of issued and outstanding shares of our common stock.
(1)	The address of each director and executive officer is Two Lincoln Center 5420 LBJ Freeway, Suite 600, Dallas, Texas.

(2)	Based on information provided in Schedule 1 to the Stockholders Agreement and by American Stock Transfer & Trust Company, LLC (“AST”), the Transfer Agent for the New Common Stock. The securities reported are beneficially owned by FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III. The address is: 201 Rouse Boulevard, Philadelphia, PA 19112.
(3)	Based on information provided in Schedule 1 to the Stockholders Agreement and by AST, the Transfer Agent for the New Common Stock. The securities reported are beneficially owned by FS Energy and Power Fund. The address is: 201 Rouse Boulevard, Philadelphia, PA 19112.
(4)	Based on information provided in Schedule 1 to the Stockholders Agreement and by AST, the Transfer Agent for the New Common Stock. The securities reported are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investments managers that are direct and indirect subsidiaries of Claren Road Asset Management LLC. Under SEC rules and regulations, Claren Road Asset Management LLC may be deemed to beneficially own securities held by persons and entities for whom or for which Claren Road Asset Management LLC or its subsidiaries provide investment management services. The address is: 51 Astor Place, 12th Floor, New York, NY 10003.

Changes in Control

A Change in Control occurred on June 2, 2016, pursuant to the Company’s voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Case No. 16-32760. The subsidiary Debtors in the Chapter 11 Cases were Warren E&P, Inc., Warren Resources of California, Inc., Warren Marcellus, LLC, Warren Energy Services, LLC and Warren Management Corp., which represent all subsidiaries of the Company. On September 14, 2016, the Bankruptcy Court entered the Confirmation Order approving the Plan. On October 5, 2016, the Plan became effective pursuant to its terms, and the Debtors completed their reorganization under the Bankruptcy Code.

The description of the Plan can be found in its entirety by reference to the full text of the Confirmation Order, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 20, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons, Promoters And Certain Control Persons

Pursuant to Section 1.7 of the Company’s Stockholders Agreement, the Company may enter into certain transactions with certain Related Persons provided that that any such transaction involving aggregate consideration to or from the Company or any of its subsidiaries in excess of $15,000,000 must be approved by a majority of the Directors on the Board that are disinterested with respect to such transaction and Related Person and, if so requested by a majority of such members of the Board, the Board shall have received an opinion from an independent financial advisor that the terms and conditions of such transaction are at least as favorable to the Company and its subsidiaries as could be obtained on an arms-length basis; provided, subject to certain exceptions described in the Stockholders Agreement.

The description of the Company’s policy for approval of transactions with Related Persons set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Stockholders Agreement, which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016.

New First Lien Exit Facility

On the Effective Date, pursuant to the Plan, the Company entered into a Credit Agreement by and among the Company, Wilmington Trust, National Association, as Administrative Agent (the “Agent”), and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a $150 million term loan facility (the “Exit Credit Facility”), consisting of initial senior secured term loans in an aggregate principal amount of $130 million (which, pursuant to the Plan, are deemed to be outstanding without any advancement of funds by the lenders under the Credit Agreement as they were made in connection with a cashless exchange of prepetition loans of the Company for both capital stock of the Company and initial senior secured term loans) and additional senior secured term loans in an aggregate principal amount of up to $20 million, which, subject to the conditions set forth in the Credit Agreement, may be drawn from time to time by the Company subject to certain conditions, including, among other things, no event of default and pro forma compliance with a consolidated total leverage requirement.

The description of the Credit Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016.

Stockholders Agreement

On the Effective Date, pursuant to the Plan, the Company entered into the Stockholders Agreement. Among other things, the Stockholders Agreement provides for:

•	Board Composition. The Stockholders Agreement provides that the number of directors on the Board shall be established and maintained at five directors, or such other number of directors as shall be determined from time to time by the unanimous vote of the Board, with the consent of the Plan Sponsor so long as the Plan Sponsor and its affiliates and related funds continue to hold in aggregate a certain percentage of equity interests in the Company. Subject to specified exceptions, the Board shall be composed of the Chief Executive Officer, two individuals designated by the Chief Executive Officer (with the prior written consent of the Plan Sponsor), one individual designated by the Plan Sponsor so long as the Plan Sponsor and its affiliates and related funds continue to hold in aggregate a certain percentage of equity interests in the Company and one individual designated by the Required Consenting Senior Noteholders and Claren Road (with prior written consent of the Plan Sponsor, which shall not be unreasonably withheld).

•	Transfer Restrictions. Subject to certain exceptions, stockholders party to the Stockholders Agreement are restricted from transferring any shares of the Company’s New Common Stock unless, as a condition prior to such transfer, the transferee of any such shares of New Common Stock shall have executed and delivered to the Company a joinder or counterpart to the Stockholders Agreement.

•	Restrictions on Authority of the Board. Subject to specified exceptions, the Stockholders Agreement provides that the Company may not, and may not permit its subsidiaries to, take certain actions without the prior written consent of the Plan Sponsor, including, without limitation: a merger, combination, conversion consolidation, reorganization, sale of all or substantially all assets or liquidation, an increase in the number of authorized shares of the New Common Stock or an issuance and sale of the New Common Stock; an amendment of the organizational documents of the Company; engaging in any business that is materially different from the business of the Company and its subsidiaries as of the date of the Stockholders Agreement or entry into a new line of business; liquidation, dissolution or commencing or consenting to any proceeding under the law of any jurisdiction relating to bankruptcy, insolvency, reorganization, conservatorship or relief of debtors; or incur any indebtedness in excess of $25,000,000 in the aggregate, other than the Exit Credit Facility.

•	Information Rights. Certain stockholders party to the Stockholders Agreement have certain informational rights with respect to the Company.

•	Registration Rights. Certain stockholders party to the Stockholders Agreement are entitled to demand and piggyback registration rights, subject to certain customary conditions.

•	Preemptive Rights. The Stockholders Agreement provides preemptive rights to certain stockholders party to the Stockholders Agreement, exercisable under certain circumstances upon the issuance of any Equity Securities (as that term is defined in the Stockholders Agreement).

•	Drag-Along and Tag-Along Rights. The stockholders party to the Stockholders Agreement are subject to certain drag-along and tag-along provisions set forth in the Stockholders Agreement.

The Stockholders Agreement provides that certain provisions of the Stockholders Agreement shall expire and terminate on the earlier to occur of the consummation of (a) a Change of Control and (b) an Initial Public Offering (as those terms are defined in the Stockholders Agreement).

The description of the Stockholders Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Stockholders Agreement, which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016.

Warrant Agreement

On the Effective Date, pursuant to the Plan, the Company entered into the Warrant Agreement pursuant to which the Company issued the Warrants to Claren Road that are exercisable for an aggregate of 526,316 shares of New Common Stock. The Warrants may be exercised in whole or in part and only during the period the Exercise Period and terminating on the Warrant Expiration Date, at the Exercise Price. All Warrants not exercised on or before such time on the Warrant Expiration Date shall become void, and the rights of the holders of such warrants pursuant to the warrants, the Warrant Agreement or the Stockholders Agreement shall cease at such time on the Warrant Expiration Date. The Company may, subject to the Stockholders Agreement (as defined below), extend the duration of the Warrants by delaying the Warrant Expiration Date.

•	No Rights as Stockholders. Pursuant to the Warrant Agreement, a Warrant does not entitle the registered holder thereof to any of the rights of a stockholder of the Company, including the right to receive dividends or other distributions, to vote or consent or to receive notice in respect of the meetings of stockholders or the election of directors of the Company or any other matter.

•	Adjustments. The number of shares of New Common Stock issuable upon exercise of any Warrant, as well as the Exercise Price, may be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to: the issuance of shares of New Common Stock as a dividend or by a split-up or sub-division; and consolidation, combination, reverse stock split or reclassification of the New Common Stock or other similar event.

•	Reorganization Event, Third-Party Mergers or Consolidations. In the case of any recapitalization, reclassification or reorganization of the outstanding New Common Stock, or in the case of any amalgamation, conversion, merger or consolidation of the Company with or into another corporation or other entity (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any recapitalization, reclassification or reorganization of the outstanding New Common Stock), or in the case of any sale, lease, license, transfer or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, liquidated or wound up (any of the foregoing, an “Organic Change”), but subject in all such events to the provisions of the Stockholders Agreement, from and after such Organic Change, each registered holder of Warrants, following the exercise of such Warrants in accordance with the Warrant Agreement, will be entitled to receive, in lieu of or addition to (as the case may be) the shares of New Common Stock acquirable and receivable upon the exercise of such registered holder’s Warrant, such shares of stock, securities or assets as would have been issued or payable in such Organic Change (if the registered holder had exercised its Warrant immediately prior to such Organic Change with respect to or in exchange for the shares of New Common Stock then acquirable and receivable upon exercise of such registered holder’s Warrant had such Organic Change not taken place.

The description of the Warrant Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Warrant Agreement, which was previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016.

Board Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” In accordance with Item 407(a) of Regulation S-K of the Securities Act of 1933 and the Securities Exchange Act of 1934, the Board has adopted the definition of independent director as determined in accordance with the director independence tests established pursuant to Regulation 303A.02 of the New York Stock Exchange Listed Company Manual. In applying this definition, the Board has determined that the following directors meet the definition of “independent” within the meaning of such rules, even though such rules do not currently apply to us as we are not listed with the New York Stock Exchange.

•	Adam Leight

•	Duane King

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

On August 24, 2016 the Company engaged MaloneBailey, LLP as the Company’s new independent registered public accounting firm. The decision to pursue the engagement of MaloneBailey, LLP was approved by the Board of Directors of the Company. MaloneBailey, LLP did not prepare or provide any financial reports for any periods prior to the date of engagement, nor did it prepare or provide any financial reports for, or prior to, the year ended December 31, 2015. Neither the Company, nor any person on behalf of the Company, consulted with MaloneBailey, LLP during the Company’s two most recent fiscal years or the subsequent interim period prior to the engagement of MaloneBailey, LLP and the dismissal of Grant Thornton LLP.

The following table sets forth the aggregate fees billed to the Company in each of the last two fiscal years by Grant Thornton LLP and MaloneBailey, LLP:

	2016($)(4)	2016($)(3)	2015($)(2)
Audit Fees(1)	380,800	40,600	676,067

Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	30,100
Totals	380,800	40,600	706,167

(1)	Represents fees for the 2016 and 2015 audit and quarterly reviews, as well as the preparation of consents and assistance with and review of documents filed with the SEC in 2016 and 2015.
(2)	During 2015, Grant Thornton LLP was the exclusive independent registered public accounting firm used by the Company.
(3)	Represents fees billed to the Company by Grant Thornton LLP.
(4)	Represents fees billed to the Company by MaloneBailey, LLP.

Pre-approval Policies and Procedures

Prior to engagement of the independent auditor, management submits an aggregate of services expected to be rendered during that year for each of four categories of service to the Board of Directors for approval.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARREN RESOURCES, INC.

By:	/s/ JAMES A. WATT
James A. Watt
Chief Executive Officer and President

By:	/s/ FRANK T. SMITH, JR.
Frank T. Smith, Jr.
Executive Vice President and Chief Financial Officer

By:	/s/ ROMY MASSEY
Romy Massey
Vice President Accounting and Chief Accounting Officer

Dated: April 28, 2017

INDEX TO EXHIBITS

Exhibit No.	Description

2.1(40)	Purchase and Sale Agreement, dated as of July 6, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.2(41)	First Amendment and Waiver to Purchase and Sale Agreement, dated as of August 11, 2014, by and among Citrus Energy Appalachia, LLC, TLK Energy LLC and Troy Energy Investments, LLC, as Seller, and Warren Resources, Inc., as Buyer, and joined in for certain limited purposes by Citrus Energy Corporation

2.3(80)	Order Confirming the Debtor’s Plan of Reorganization

3.1(17)	Certificate of Incorporation of Warren Resources, Inc., filed October 5, 2016 (Delaware)

3.2(14)	Bylaws of Warren Resources, Inc., dated October 5, 2016

3.3(10)	Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock ($.0001 Par Value)) (Maryland)

3.4(11)	Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock ($.0001 Par Value) (Maryland)

3.5(12)	Certificate of Correction to Articles Supplementary (Series A 8% Cumulative Convertible Preferred Stock) (Maryland)

3.6(13)	Certificate of Correction to Articles Supplementary (Series A Institutional 8% Cumulative Convertible Preferred Stock) (Maryland)

3.7(34)	Articles of Amendment to the Articles of Incorporation of Registrant

4.1(18)	Specimen Stock Certificate for Common Stock (Maryland)

4.2(6)	Registration Rights Agreement made as of December 12, 2002, by and between Warren Resources and the Investors in the Series A 8% Cumulative Convertible Preferred Stock

4.3(43)	Indenture, dated as of August 11, 2014, by and between Warren Resources, Inc., Certain Subsidiaries of Warren Resources, Inc., as Guarantors and U.S. Bank National Association, as Trustee

4.4(45)	Form of Note (included in Exhibit 4.3)

Exhibit No.	Description

4.5(42)	Registration Rights Agreement made as of August 11, 2014, by and between Warren Resources and the Purchasers of Common Stock

4.7(61)	Registration Rights Agreement, dated as of October 22, 2015, between Warren Resources, Inc. and the holders named therein

4.8(81)	Stockholders Agreement, dated as of October 5, 2016

4.9(82)	Plan Warrant Agreement, dated as of October 5, 2016

10.1(1)*	2000 Equity Incentive Plan for Warren E&P Subsidiary

10.2(2)*	Amendment to 2000 Stock Incentive Plan for Warren E&P Subsidiary

10.3(3)*	2001 Stock Incentive Plan

10.4(4)*	2001 Key Employee Stock Incentive Plan

10.5(5)*	Form of Indemnification Agreement

10.6(7)	Joint Exploration Agreement, dated December 13, 2002 between Warren Resources, Inc., Anadarko E&P Company LP, and Anadarko Land Corp.

10.7(8)	Form of Rocky Mountain Unit Operating Agreement Between Anadarko E&P Company, LP and Warren Resources, Inc.

Exhibit No.	Description

10.8(15)	Purchase and Sale Agreement dated November 24, 2004 by and among Warren Resources of California, Inc., Magness Petroleum Company and Next Generation Investments, LLC

10.9(16)	Settlement Agreement and Release dated November 24, 2004 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc., Warren Development Corp. and Magness Petroleum Company

10.10(19)	Asset Purchase Agreement dated December 9, 2005 by and among Warren Resources, Inc., Warren Resources of California, Inc., Warren E&P, Inc. and Global Oil Production, LLC and Wilmington Management, LLC

10.11(20)	Form of Change in Control Agreement, dated as of May 9, 2009, between Warren Resources, Inc. and certain employees of Warren Resources, Inc.

10.12(21)*	2010 Stock Incentive Plan

10.13(24)	Second Amended and Restated Credit Agreement dated as of December 15, 2011 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.14(22)	Coalbed Natural Gas (CBNG) Unit Agreement for the Development and Operation of the Spyglass Hill (CBNG) Unit area. Count of Carbon, State of Wyoming, dated February 26, 2011, by and between the parties identified therein

10.15(23)	Unit Operating Agreement Spyglass Hill (CBNG) Unit Area, dated February 26, 2011, by and among the parties identified therein

10.16(25)	Assignment and Bill of Sale (Spyglass Hill Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.17(26)	Assignment and Bill of Sale (Catalina Unit) between Anadarko E&P Company, L.P. and Warren Resources, Inc. dated October 9, 2012

10.18(27)	Conveyance, Assignment and Bill of Sale between WGR Asset Holding Company LLC and Warren Energy Services, LLC dated October 9, 2012 for Midstream Assets

10.19(28)*	Amendment to 2010 Stock Incentive Plan

10.20(29)*	Executive Employment Agreement with Philip A. Epstein dated December 5, 2012

10.21(30)*	Employment Agreement with Timothy A. Larkin effective July 15, 2013

10.22(31)*	Employment Agreement with David E. Fleming effective July 15, 2013

10.23(32)*	Warren Resources, Inc. Severance Plan

10.24(33)	First Amendment to Second Amended and Restated Credit Agreement and First Amendment to Amended and Restated Guaranty as of December 31, 2013 among Warren Resources, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, Bank of Montreal, as Administrative Agent, as a Lender and the additional Lenders party thereto

10.25(35)*	Form of Incentive Stock Option Award Agreement

10.26(36)*	Form of Chief Executive Officer Incentive Stock Option Award Agreement

10.27(37)*	Form of Restricted Stock Unit Agreement

10.28(38)	Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 9, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender, amending the Second Amended and Restated Credit Agreement dated as of December 15, 2011, as amended

10.29(39)	Consulting Services Agreement, dated as of July 9, 2014, between Warren Resources, Inc. and Marc Rowland

10.30(46)	Purchase Agreement, dated as of August 6, 2014, by and among Warren Resources, Inc., as Seller, and BMO Capital Markets Corp., Jefferies LLC, Wells Fargo Securities, LLC, Capital One Securities, Inc., U.S. Bancorp Investments, Inc., BOSC, Inc., Comerica Securities, Inc., KeyBanc Capital Markets Inc., and Santander Investment Securities Inc., collectively as Sellers, and Warren E&P, Inc., Warren Resources of California, Inc., and Warren Marcellus LLC, as Guarantors

Exhibit No.	Description

10.31(47)	Third Amended and Restated Credit Agreement, dated as of August 11, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.32(48)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 26, 2014, among Warren Resources, Inc., as Borrower, certain Subsidiaries of Borrower as Guarantors, Bank of Montreal, as Administrative Agent and as a Lender, the additional Lenders that are parties thereto, and BMO Harris Financing, Inc., as the Swing Line Lender

10.33(49)*	Offer Letter, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.34(50)*	Restricted Stock Award Agreement, dated December 23, 2014, by and between Warren Resources Inc. and Lance Peterson

10.35(51)	Separation and General Release Agreement, dated December 31, 2014, by and between Warren Resources Inc. and Philip A. Epstein

10.36(52)*	Warren Resources, Inc. Executive Severance Plan

10.37(53)*	Form of Change in Control Agreement by and between Warren Resources, Inc. and each of Saema Somalya and Jeffrey Keeler

10.38(54)*	Offer Letter, dated December 24, 2013 and effective February 16, 2014, between Warren Resources, Inc. and Saema Somalya

10.39(55)*	Offer Letter, dated December 3, 2013 and effective January 8, 2014, between Warren Resources, Inc. and Jeffrey Keeler

10.40(56)	Credit Agreement dated as of May 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, the lenders party thereto, with GSO Capital Partners LP, as Sole Lead Arranger and Sole Bookrunner

10.41(57)	Second Amendment to the Warren Resources, Inc. 2010 Stock Incentive Plan

10.42(58)	Retention Agreement with Stewart Skelly dated October 15, 2015

10.43(59)	Retention Agreement with Saema Somalya dated October 15, 2015

10.44(60)	Retention Agreement with Jeffrey Keeler dated October 15, 2015

10.45(62)	Second Lien Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Cortland Capital Market Services, LLC, as Administrative Agent, and the lenders party thereto

10.46(63)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2015, among Warren Resources, Inc., as Borrower, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto

10.47(64)	Retention Agreement with Brian Gelman dated November 4, 2015

10.48(65)*	Offer of Employment to James A. Watt dated November 13, 2015

10.49(66)*	Offer of Employment to Frank T. Smith dated November 25, 2015

10.50(67)*	First Amended and Restated Executive Severance Plan

10.51(68)	Consulting Services Agreement with Jeffrey Keeler, effective as of January 1, 2016

10.52(69)	Consulting Services Agreement with Somalya Law PLLC, effective as of January 5, 2016

10.53(70)	Separation Agreement with Jeffrey Keeler, dated December 28, 2015

10.54(71)	Separation Agreement with Saema Somalya, dated December 31, 2015

10.55(72)	Separation Agreement with Stewart Skelly, dated December 29, 2015

10.56(73)	First Amendment to the Separation Agreement and General Release with Stewart Skelly, dated February 8, 2016

10.57(74)	Consulting Services Agreement with Brian Gelman, dated February 16, 2016

Exhibit No.	Description

10.58(75)	Separation and Release Agreement with Brian Gelman, dated February 16, 2016

10.59(76)*	Offer of Employment to John R. Powers dated December 1, 2015

10.60(77)	Restructuring Support Agreement, dated June 2, 2016, by and among Warren Resources, Inc., certain of its subsidiaries, GSO Capital Partners LP on behalf of itself and on behalf of certain funds and accounts it manages, advises or sub-advises named as signatories therein, and each beneficial holder (or investment manager or advisor therefor) of the 9.0% Senior Notes due 2022 issued by Warren Resources, Inc. identified on the signature pages thereto

10.61(78)	Amended and Restated Restructuring Support Agreement, dated July 11, 2016, by and among Warren Resources, Inc., certain of its subsidiaries, GSO Capital Partners LP on behalf of itself and on behalf of certain funds and accounts it manages, advises or sub-advises named as signatories therein, Claren Road Credit Master Fund, Ltd. and Claren Road Credit Opportunities Master Fund, Ltd., and each beneficial holder (or investment manager or advisor therefor) of the 9.0% Senior Notes due 2022 issued by Warren Resources, Inc. identified on the signature pages thereto.

10.62(83)	Credit Agreement, dated as of October 5, 2016, by and among the Company, Wilmington Trust, National Association, as Administrative Agent, and the lenders from time to time a party thereto

10.63(84)*	Employment Agreement, by and between the Company and James A. Watt

10.64(85)*	Employment Agreement, by and between the Company and Frank T. Smith, Jr

10.65(86)*	Warren Resources, Inc. 2016 Equity Incentive Plan

10.66(87)*	Form of Restricted Stock Award Agreement

10.67(88)*	Form of Stock Option Award Agreement

10.68(89)*	Form of Restricted Stock Unit Award Agreement

10.69(90)*	Form of Stock Appreciation Right Award Agreement

10.70(91)*	Form of Indemnification Agreement

10.71(92)*	Offer Letter of Gregory J. Fox

10.71(93)*	Offer Letter of Romy M. Massey

14.1(9)	Code of Ethics for Senior Financial Officers

16.1(79)	Letter dated August 30, 2016 from Grant Thornton LLP to the Securities and Exchange Commission regarding the change in certifying accountant.

21.1(94)	Subsidiaries of the Registrant

23.2(95)	Consent of Netherland, Sewell & Associates, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32†	Certification of CEO and CFO pursuant to Section 1350

99.1(95)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineer

101**	The following materials from the Warren Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (and related periods), formatted in XBRL (eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

†	Filed herewith
*	Denotes a management contract or compensatory plan or arrangement

**	Users of this data are advised pursuant to Rule 401 of Regulations S-T that the financial information contained in the XBRL- Related Documents is unaudited. Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(5)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Commission File No. 000-33275, filed on October 26, 2001
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 17, 2002
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 24, 2002
(9)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-33275, filed on March 31, 2003
(10)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(11)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(12)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(13)	Incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 000-33275, filed on August 16, 2004
(14)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8 K, Commission File No. 000 33275, filed on October 12, 2016
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2004
(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-33275, filed on March 17, 2005
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 14, 2005
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed August 5, 2009
(21)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 8, 2010
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 8, 2011
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 16, 2011
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012

(27)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed October 15, 2012
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed November 7, 2012
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 7, 2012
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 20, 2013
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed November 21, 2013
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 17, 2013
(34)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14-A filed on April 24, 2014
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed May 7, 2014
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed June 10, 2014
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed July 10, 2014
(40)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(41)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(42)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(43)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(44)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(45)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(47)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed August 12, 2014
(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 2, 2014
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(50)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed December 24, 2014
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed January 2, 2015
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on April 4, 2015
(53)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(54)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015
(55)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 000-33275, filed on May 7, 2015

(56)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on May 26, 2015
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on June 8, 2015
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(59)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(60)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2015
(61)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(62)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(63)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 22, 2015
(64)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 6, 2015
(65)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 16, 2015
(66)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on November 30, 2015
(67)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on December 9, 2015
(68)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(69)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(70)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(71)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(72)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on January 5, 2016
(73)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 9, 2016
(74)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(75)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(76)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on February 18, 2016
(77)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on June 2, 2016
(78)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on July 12, 2016
(79)	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on August 30, 2016
(80)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on September 20, 2016
(81)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(82)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(83)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(84)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016

(85)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(86)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(87)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(88)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(89)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(90)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(91)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 12, 2016
(92)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2016
(93)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 000-33275, filed on October 20, 2016
(94)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on April 7, 2017.
(95)	Incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on April 7, 2017.
(96)	Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, Commission File No. 000-33275, filed on April 7, 2017.